Form 10-K
period 2022-09-30
Golub Capital BDC 4, Inc.
filed 2022-12-08
CIK 1901612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
_____________________________________________________________________________________________
Commission file number: 814-01504
Golub Capital BDC 4, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	88-1608711
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
200 Park Avenue, 25th Floor, New York, NY	10166
(Address of Principal Executive Offices)	(Zip Code)
(212) 750-6060
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:

None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒
As of September 30, 2022, there was no established public market for the Registrant's common stock.
The number of shares of the Registrant's common stock, $0.001 par value, outstanding as of December 8, 2022 is 5,781,363.769.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2022.

PART I
In this Annual Report on Form 10-K, except as otherwise indicated, the terms:

•“we,” “us,” “our”, “Company” and “GBDC 4” refer to Golub Capital BDC 4, Inc., a Maryland corporation and its consolidated subsidiaries;

•“GC Advisors” refers to GC Advisors LLC, our investment adviser

• “Administrator” refers to Golub Capital LLC, an affiliate of GC Advisors and our administrator

•“Adviser Revolver” refers to the line of credit with GC Advisors, which was most recently amended on June 15, 2022, and which allowed for borrowing up to $100.0 million as of September 30, 2022;

•“Investment Advisory Agreement” refers to the advisory agreement by and between us and GC Advisors, dated as of April 1, 2022; and

•“Golub Capital” refers, collectively, to the activities and operations of Golub Capital LLC (formerly Golub Capital Management LLC), which entity employs all of Golub Capital’s investment professionals, GC Advisors and associated investment funds and their respective affiliates.

Item 1. Business
GENERAL

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, beginning with our fiscal year ending September 30, 2022. We were formed to make investments and generate current income and capital appreciation by investing primarily in one stop loans (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies that are, in most cases, sponsored by private equity firms. GC Advisors structures these one stop loans as senior secured loans, and we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. In many cases, we are the sole lender or we, together with our affiliates, are the sole lenders of one stop loans, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediating any underperformance.

In this Annual Report on Form 10-K, the term “middle-market” generally refers to companies having earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than $100.0 million annually.

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop and other senior secured loans of U.S. middle-market companies in industries we believe are resistant to recessions. We can also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies that had over $55.0 billion of capital under management as of July 1, 2022, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

We were formed in September 2021 as a Delaware limited liability company and converted to a Maryland corporation effective April 1, 2022 in connection with our election to be regulated as a business development company and the commencement of our operations. We have offered and continue to offer and sell shares of our common stock in private placement transactions pursuant to certain exemptions of the Securities Act and the laws of the states and jurisdictions where any offering is made.

We seek to create a portfolio that includes primarily one stop and other senior secured loans by primarily investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of U.S. middle-market companies. We expect to selectively invest more than $30.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

We generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, many of our debt investments have floating interest rates that reset on a periodic basis and typically do not fully pay down principal prior to maturity, which could increase our risk of losing part or all of our investment.

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans 1. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate.

1 As of November 10, 2022, we have updated terminology from “late stage lending” to “recurring revenue” to better reflect the commercial activity of our business.

Information Available

Our address is 200 Park Avenue, 25th Floor, New York, NY 10166 and our phone number is (212) 750-6060.

The U.S. Securities and Exchange Commission, or SEC, maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov. Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at publicinfo@sec.gov.

Our Adviser

Our investment activities are managed by our investment adviser, GC Advisors. GC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. GC Advisors was organized in September 2008 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Under our Investment Advisory Agreement, we pay GC Advisors a base management fee and an incentive fee for its services. See “Business — Management Agreements — Management Fee” for a discussion of the base management fee and incentive fee, including the cumulative incentive fee cap and the income and capital gains incentive fee payable by us to GC Advisors. Unlike most closed-end funds whose fees are based on assets net of leverage, our base management fee is based on our average-adjusted gross assets (including leverage but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets), and therefore, GC Advisors benefits when we incur debt or use leverage. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase. Additionally, under the incentive fee structure, GC Advisors benefits when capital gains are recognized and, because it determines when a holding is sold, GC Advisors controls the timing of the recognition of capital gains. Our board of directors is charged with protecting our interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While not expected to review or approve each borrowing, our independent directors periodically review GC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. See “Business — Management Agreements — Board Approval of the Investment Advisory Agreement.”

GC Advisors is an affiliate of Golub Capital and pursuant to a staffing agreement, or the Staffing Agreement, Golub Capital LLC makes experienced investment professionals available to GC Advisors and provides access to the senior investment personnel of Golub Capital LLC and its affiliates. The Staffing Agreement provides GC Advisors with access to deal flow generated by Golub Capital LLC and its affiliates in the ordinary course of their businesses and commits the members of GC Advisors’ investment committee to serve in that capacity. As our investment adviser, GC Advisors is obligated to allocate investment opportunities among us and its other clients fairly and equitably over time in accordance with its allocation policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions.” However, there can be no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. GC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Golub Capital LLC’s investment professionals.

Our Administrator

Golub Capital LLC, our Administrator and an affiliate of GC Advisors, provides the administrative services necessary for us to operate. See “Business — Management
Agreements — Administration Agreement” for a discussion of the fees and expenses (subject to the review and approval of our independent directors) we are required to reimburse to the Administrator.

About Golub Capital

Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of July 1, 2022, Golub Capital had over $55.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over 360 middle-market sponsors and repeat transactions with over 250 sponsors.

Golub Capital’s middle-market lending group is managed by an eight member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. As of September 30, 2022, Golub Capital had more than 170 investment professionals supported by more than 530 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

Market Trends

We pursue an investment strategy focused on investing primarily in newly originated first lien, senior secured, floating rate loans in U.S. middle-market companies in industries that we believe are resistant to recession. We find the middle market attractive for the following reasons:

Target Market.  We believe that small and middle market companies in the United States with annual revenues between $10 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle market companies have generated a significant number of investment opportunities for investment funds managed or advised by Golub Capital, and we believe that this market segment will continue to produce significant investment opportunities for us. We continue to focus our portfolio on borrowers in what we believe are recession resistant industries that are insulated from the effects of COVID-19.

Specialized Lending Requirements.  We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle market companies. For example, based on the experience of our management team, lending to U.S. middle market companies (1) is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies, (2) requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle market and (3) also requires more extensive ongoing monitoring by the lender.

Demand for Debt Capital.  We believe there is a large pool of committed but uninvested private equity capital for middle market companies. We expect private equity firms will seek to leverage their investments by combining equity capital with senior secured loans and subordinated debt from other sources, such as us.

Competition from Bank Lenders.  We believe that many traditional bank lenders to middle market businesses have either exited or de-emphasized their service and product offerings in the middle market. These traditional lenders have instead focused on lending and providing other services to large corporate clients. We believe this has resulted in fewer key players and the reduced availability of debt capital to the companies we target.

Market Environment: We believe middle market investments are likely to excel in uncertain market environments such as the current market environment following the outbreak of COVID-19 that began in December 2019, and that these investments have historically generated premium yields with more desirable structures for lenders as compared to large corporate loans.1 In addition, we believe the recent credit market dislocation will accelerate the market share shift toward well-positioned larger platforms.

On the other hand, we believe that there has been increased competition for direct lending to middle market businesses, which would be expected to result in less favorable pricing terms for our potential investments. If we match our competitors’ pricing, terms and structure, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Golub Capital’s scale, product suite, entrenched relationships and strong market position will continue to allow us to find investment opportunities with attractive risk-adjusted returns.

(1) Standard & Poor’s “High-End Middle-Market Lending Review Q4 2021” – New-issue first-lien yield-to-maturity. Middle-Market loans have, on average, generated higher yields in comparison to large corporate loans based on data starting in June 2005.

Competitive Strengths

Deep, Experienced Management Team. We are managed by GC Advisors, which as of September 30, 2022, has access through the Staffing Agreement to the resources and expertise of Golub Capital’s more than 725 employees, led by our chairman, Lawrence E. Golub, and our president and chief executive officer, David B. Golub. As of September 30, 2022, Golub Capital’s more than 170 investment professionals had an average of over 13 years of investment experience and were supported by more than 530 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. GC Advisors also manages (i) Golub Capital BDC, Inc., a Delaware corporation, or GBDC; (ii) Golub Capital BDC 3, Inc., a Maryland corporation, or GBDC 3; (iii) Golub Capital Direct Lending Corporation, a Maryland corporation, or GDLC; and (iv) Golub Capital Direct Lending Unlevered Corporation, a Maryland corporation, or GDLCU; each of which has elected to be regulated as a business development company, have investment mandates similar to ours, and primarily focus on investing in one stop and other senior secured loans and in the case of GBDC, whose shares of common stock are publicly traded on the Nasdaq Global Select Market. Golub Capital seeks to hire and retain high-quality investment professionals and reward those personnel based on investor returns.

Leading U.S. Debt Platform Provides Access to Proprietary Relationship-Based Deal Flow. GC Advisors gives us access to the deal flow of Golub Capital, one of the leading middle-market lenders in the United States. Golub Capital has been a top 3 Traditional Middle-Market Bookrunner each year from 2008 through 2022 for senior secured loans of up to $500.0 million for leveraged buyouts based on number of deals completed, according to Thomson Reuters LPC and internal data. We believe this market position makes Golub Capital the first choice lender to many sponsors. Since its inception, Golub Capital has closed deals with over 360 middle-market sponsors and repeat transactions with over 250 sponsors. We believe that Golub Capital receives relationship-based “early looks” and “last looks” at many investment opportunities in the U.S. middle-market market, allowing it to be highly selective in the transactions it pursues.

Disciplined Investment and Underwriting Process. GC Advisors utilizes the established investment process of Golub Capital for reviewing lending opportunities, structuring transactions and monitoring investments. Using its disciplined approach to lending, GC Advisors seeks to minimize credit losses through effective underwriting, comprehensive due diligence investigations, structuring and the implementation of restrictive debt covenants. We expect that GC Advisors will continue to select borrowers whose businesses will retain significant value, even in a depressed market or a distressed sale. GC Advisors intends to reduce risk further by focusing on repeat transactions with proven, successful sponsors. While emphasizing thorough credit analysis, GC Advisors intends to maintain strong relationships with sponsors by offering rapid initial feedback from senior investment professionals on each investment opportunity.

Regimented Credit Monitoring. Following each investment, GC Advisors implements a regimented credit monitoring system. This careful approach, which involves ongoing review and analysis by teams of professionals, has enabled GC Advisors to identify problems early and to assist borrowers before they face difficult liquidity constraints. If necessary, GC Advisors can assume the role of deal sponsor in a work-out situation and has extensive restructuring experience, both in and out of bankruptcy. GC Advisors believes in the need to prepare for possible negative contingencies in order to address them promptly should they arise.

Concentrated Middle-Market Focus. Because of our focus on the middle-market, we understand the following general characteristics of middle-market lending:

•middle-market companies are generally less leveraged than large companies and, we believe, offer more
•attractive investment returns in the form of upfront fees, prepayment penalties and higher interest rates;
•middle-market issuers are more likely to have simple capital structures;
•carefully structured covenant packages enable middle-market lenders to take early action to remediate poor financial performance; and
•middle-market lenders can undertake thorough due diligence investigations prior to investment.

Investment Criteria/Guidelines

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans to U.S. middle-market companies in industries we believe are resistant to recessions. We seek to generate strong risk-adjusted net returns by assembling a portfolio of investments across a broad range of industries and private equity investors.

We primarily target U.S. middle-market companies controlled by private equity investors that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We seek to have a portfolio of first-lien, senior secured loans to borrowers focused on a number of sectors and industries that we believe have shown resilience during economic disruptions, such as the COVID-19 pandemic and are likely to show resilience in future recessionary periods, including, for example, software and technology companies as well as business, financial and healthcare services among others. We also make opportunistic loans to independently owned and publicly held middle market companies. We seek to partner with strong management teams executing long-term growth strategies. Target businesses will typically exhibit some or all of the following characteristics:

•annual EBITDA of less than $100.0 million;
•sustainable leading positions in their respective markets;
•scalable revenues and operating cash flow;
•experienced management teams with successful track records;
•insulation from the effects of economic disruptions, such as the COVID-19 pandemic;
•stable, predictable cash flows with low technology and market risks;
•a substantial equity cushion in the form of capital ranking junior to our investment provided by a middle market private equity sponsor;
•low capital expenditures requirements;
•a North American base of operations;
•strong customer relationships;
•products, services or distribution channels having distinctive competitive advantages;
•defensible niche strategy or other barriers to entry; and
•demonstrated growth strategies.

While we believe that the criteria listed above are important in identifying and investing in prospective portfolio companies, not all of these criteria will be met by each prospective portfolio company.

Investment Process Overview

We view our investment process as consisting of four distinct phases described below:

Origination.  GC Advisors sources investment opportunities through access to a network of over 10,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. The investment professionals of Golub Capital have a long and successful track record investing in companies across many industry sectors. Collectively, these investment professionals have completed investments in over 2,200 companies at Golub Capital. Golub Capital’s investments have been made in the following industries, among others: healthcare, restaurant and retail, software, digital and technology services, specialty manufacturing, business services, consumer products and services, food and beverages, aerospace and defense and value-added distribution.

Golub Capital has principal lending offices in Chicago, New York, London and San Francisco. Each of Golub Capital’s originators maintains long-standing customer relationships and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which we believe enables GC Advisors to be highly selective in recommending investments to us.

Underwriting.  We utilize the systematic, consistent approach to underwriting developed by Golub Capital, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider include (1) strong and resilient underlying business fundamentals, (2) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (3) a conclusion that overall “downside” risk is manageable. While the size of this equity cushion will vary over time and across industries, the equity cushion generally sought by GC Advisors today is between 35% and 45% of total portfolio capitalization. We generally focus on the criteria developed by Golub Capital for evaluating prospective portfolio companies, which uses a combination of analyses, including (1) fundamental analysis of a business’s financial statements, health, management, competitive advantages, competitors and markets; (2) analysis of opportunities in a given market based upon fluctuations due to seasonal, financial and economic factors; (3) quantitative analysis of the relative risk-return characteristics of investments and a comparison of yields between asset classes and other indicators; and (4) analysis of proprietary and secondary models. In evaluating a particular company, we put more emphasis on credit considerations (such as (1) loan-to-value ratio (which is the amount of our loan divided by the enterprise value of the company in which we are investing), (2) the ability of the company to maintain a liquidity cushion through economic cycles and in downside scenarios, (3) the ability of the company to service its fixed charge obligations under a variety of scenarios and (4) its anticipated strategic value in a downturn) than on profit potential and loan pricing. Based upon a combination of bottom-up analysis of the individual investment and GC Advisors’ expectations of future market conditions, GC Advisors seeks to assess the relative risk and reward for each investment. GC Advisors seeks to mitigate the risks of a single company or single industry through portfolio diversification. GC Advisors also considers environmental, social and governance (ESG) considerations in the investment decision-making process, in accordance with its ESG policy, including analysis of the likelihood of material ESG-related risk based on the industry and industry subsector of the potential portfolio company, with further diligence and analysis based on this categorization as well as other factors identified during diligence. ESG related risks can include, among others, issues related to environmental impact and climate change, anti-discrimination and anti-harassment, data privacy and security, social and labor conditions and ethics and compliance. Although GC Advisors typically avoids investing in portfolio companies in industries that tend to raise ESG related risks, GC Advisors would not necessarily pass on such investment opportunities solely for ESG reasons. Golub Capital’s due diligence process for middle-market credits will typically entail:

•a thorough review of historical and pro forma financial information;
•on-site visits;
•interviews with management and employees;

•a review of loan documents and material contracts;
•third-party “quality of earnings” accounting due diligence;
•when appropriate, background checks on key managers and research relating to the company’s business, industry, markets, customers, suppliers, products and services and competitors; and
•the commission of third-party market studies when appropriate.

The following chart illustrates the stages of Golub Capital’s evaluation and underwriting process:

ILLUSTRATIVE DEAL EVALUATION PROCESS

Execution. In executing transactions for us, GC Advisors utilizes the due diligence process developed by Golub Capital. Through a consistent approach to underwriting and careful attention to the details of execution, Golub Capital seeks to maintain discipline with respect to credit, pricing, and structure to ensure the ultimate success of the financing. Upon completion of due diligence, the investment team working on an investment delivers a final memorandum to GC Advisors’ investment committee. Once an investment has been approved by the investment committee, it moves through a series of steps generally, including initial documentation using standard document templates, final documentation, including resolution of business points and the execution of original documents held in escrow. Upon completion of final documentation, a loan is funded upon the execution of an investment committee memorandum by members of GC Advisors’ investment committee.

Monitoring. We view active portfolio monitoring as a vital part of our investment process. We consider board observation rights, where appropriate, regular dialogue with company management and sponsors and detailed, internally generated monitoring reports to be critical to our performance. Golub Capital has developed a monitoring template that is designed to reasonably ensure compliance with these standards. This template is used by GC Advisors as a tool to assess investment performance relative to our plan. In addition, our portfolio companies often rely on GC Advisors to provide them with financial and capital markets expertise.

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

For any investment rated 1, 2 or 3, GC Advisors increases its monitoring intensity and prepares regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions.

GC Advisors monitors and, when appropriate, changes the internal performance ratings assigned to each investment in our portfolio. In connection with our valuation process, GC Advisors and our board of directors review these internal performance ratings on a quarterly basis.

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2022:

	As of September 30, 2022
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments
5	$3,054,528	2.7%
4	109,480,597	97.3
3	—	—
2	—	—
1	—	—
Total	$112,535,125	100.0%

Investment Committee

GC Advisors’ investment committee, which is comprised of officers of GC Advisors, evaluates and approves all of our investments, subject to the oversight of our board of directors. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The investment committee currently consists of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. The investment committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

In addition to reviewing investments, investment committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are reviewed on a regular basis. Members of the investment team are encouraged to share information and credit views with the investment committee early in their analysis. We believe this process improves the quality of the analysis and assists the deal team members to work more efficiently.

Each transaction is presented to the investment committee in a formal written report. All of our new investments must be approved by a consensus of the investment committee. Each member of the investment committee performs a similar role for other investment funds, accounts or other investment vehicles, collectively referred to as accounts, sponsored or managed by Golub Capital and its affiliates.

Investment Structure

Once GC Advisors determines that a prospective portfolio company is suitable for investment, GC Advisors typically works with the private equity sponsor, if applicable, the management of that company and its other capital providers to structure our investment. GC Advisors negotiates with these parties to agree on how our investment should be structured relative to other capital in the portfolio company’s capital structure.

GC Advisors structures our investments, which typically have maturities of three to seven years, as follows:

Senior Secured Loans. GC Advisors structures these investments as senior secured loans. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of our senior secured loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. Our senior secured loans often provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity. Our senior secured loans may include a payment in kind, or PIK, feature.

One Stop Loans. GC Advisors structures our one stop loans as senior secured loans. A one stop loan is a single loan that blends the characteristics of traditional first lien senior secured debt and traditional junior debt. The structure generally combines the stronger lender protections associated with senior debt with the superior economics of junior capital. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. In some cases, one stop loans are provided to borrowers experiencing high revenue growth supported by a high level of discretionary expenditures. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. One stop loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Our one stop loans may include a PIK feature. One stop loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases, we are the sole lender or we, together with our affiliates, are the sole lenders of a one stop loan, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediating any underperformance.

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans1. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate.

Second Lien Loans. GC Advisors structures these investments as subordinated, secured loans for which our claims on the related collateral are subordinated. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral typically takes the form of second priority liens on the assets of a portfolio company. Second lien loans typically provide for minimal loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity.

Subordinated Loans. GC Advisors structures these investments as unsecured, subordinated loans that provide for relatively high, fixed interest rates and provide us with significant current interest income. These loans typically require interest-only payments (often representing a combination of cash pay and payment-in-kind, or PIK, interest) in the early years, with all or the majority of amortization of principal deferred until loan maturity. Subordinated loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.

Second lien loans and subordinated loans are generally more volatile than first lien, senior secured loans and involve a greater risk of loss of principal. In addition, the PIK feature of many subordinated loans, which effectively operates as negative amortization of loan principal, increases credit risk exposure over the life of the loan. Subordinated loans are more likely to include a PIK feature.

Equity Investments. GC Advisors structures these investments as direct or indirect minority equity co-investments in a portfolio company, usually on terms similar to the controlling private equity sponsor and in connection with our loan to such portfolio company. As a result, if a portfolio company appreciates in value, we can achieve additional investment return from these equity co-investments. GC Advisors can structure these equity co-investments to include provisions protecting our rights as a minority-interest holder, which could include a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events or demand and “piggyback” registration rights. However, because these equity co-investments will typically be in private companies, there is no guarantee that we, as a minority-interest holder, will control the timing or value of our realization of any gains on such investments. Our equity co-investments will typically include customary “tag-along” and/or “drag-along” rights that will permit or require us to participate in a sale of such equity co-investments at such time as the majority owners, not GC Advisors, determine.

GC Advisors tailors the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. GC Advisors seeks to limit the downside potential of our investments by:

•selecting investments that we believe have a very low probability of loss;
•requiring a total return on our investments that we believe will compensate us appropriately for credit risk; and
•negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions could include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights.

1 As of November 10, 2022, we have updated terminology from “late stage lending” to “recurring revenue” to better reflect the commercial activity of our business.

We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.

Investments

We seek to create a portfolio that includes primarily one stop and other senior secured loans by investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2022, as well as the top ten industries in which we were invested as of September 30, 2022, calculated as a percentage of our total investments at fair value as of such date.

Portfolio Company	Fair Value of Investments	Percentage of Total Investments
Anaplan, Inc.	$23,263,281	20.7%
Quant Buyer, Inc.	11,720,755	10.4
Netwrix Corporation	8,107,958	7.2
SailPoint Technologies Holdings, Inc.	6,757,328	6.0
Captive Resources Midco, LLC	6,672,700	5.9
PPV Intermediate Holdings, LLC	5,820,062	5.2
ICIMS, Inc.	5,355,911	4.8
Kaseya Inc.	5,289,960	4.7
Salon Lofts Group, LLC	4,542,340	4.0
Belmont Instrument, LLC	4,211,351	3.7
	$81,741,646	72.6%

Industry	Fair Value of Investments	Percentage of Total Investments
Software	$60,246,401	53.5%
IT Services	10,618,315	9.4
Specialty Retail	10,362,402	9.2
Diversified Consumer Services	8,702,204	7.7
Insurance	6,672,700	5.9
Automobiles	6,096,630	5.4
Healthcare Equipment and Supplies	4,211,351	3.7
Hotels, Restaurants and Leisure	1,427,746	1.3
Industrial Conglomerates	1,393,585	1.2
Health Care Technology	950,563	0.8
	$110,681,897	98.1%

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Administrator or an affiliate of the Administrator provides such managerial assistance on our behalf to portfolio companies that request this assistance. We could receive fees for these services and reimburse the Administrator or an affiliate of the Administrator, as applicable, for its allocated costs in providing such assistance, subject to the review and approval by our board of directors, including our independent directors.

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors have access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or to the source-of-income, asset diversification and distribution requirements we must satisfy to elect and maintain our qualification as a RIC.

We use the expertise of the investment professionals of Golub Capital and its affiliates to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, the relationships of the senior members of Golub Capital and its affiliates enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we invest. See “Risk Factors — Risks Relating to our Business and Structure — We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.”

Administration

We do not have any direct employees, and our day-to-day investment operations are managed by GC Advisors. Our business and affairs are managed under the direction of our board of directors. We have a chief executive officer, chief financial officer, chief compliance officer, managing director and director of corporate strategy, and to the extent necessary, our board of directors can elect to appoint additional officers going forward. Our officers are officers and/or employees of Golub Capital LLC, an affiliate of GC Advisors, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs is paid by us pursuant to the administration agreement, or the Administration Agreement, with the Administrator. See “Management Agreements — Administration Agreement.”

SUMMARY RISK FACTORS

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A. of this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC.

We are subject to risks relating to our business and structure

•We are a new company with a limited operating history.
•We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
•We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
•Rising interest rates could affect the value of our investments and could make it more difficult for portfolio companies to make periodic payments on their loans.
•We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and net investment income.
•We are dependent upon GC Advisors for our success and upon its access to the investment professionals and partners of Golub Capital and its affiliates.
•Our business model depends to a significant extent upon strong referral relationships with sponsors and investing in companies backed by private equity sponsors. Any inability of GC Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•There are significant potential conflicts of interest as a result of our arrangements with GC Advisors and its affiliates and GC Advisors’ investment committee that could affect our investment returns.
•GC Advisors could make certain investment decisions for the purpose of receiving transaction fees.
•Reductions, waivers or absorptions of fees and costs can temporarily result in higher returns to investors than they would otherwise receive if full fees and costs were charged.
•GC Advisors could prioritize its relationship with a borrower or private equity sponsor instead of seeking the most advantageous terms for our investments.
•GC Advisors operates in multiple business lines and could pursue additional business lines, which could create a conflict of interest in the allocation of its time and focus.
•Golub Capital could pursue strategic transactions, which could create a conflict of interest in the allocation of GC Advisors’ time and focus.
•We and GC Advisors could be the target of litigation or regulatory investigations.
•We are subject to certain risks related to our ability to qualify as a RIC and to related regulations governing our operation as a business development company.
•We finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us.
•We can provide no assurance as to when or how often investors will be required to fund drawdown purchases; investors could fail to fund a drawdown purchase when due and GC Advisors’ management of our cash balances could affect our returns.
•We are subject to risks associated with any Credit Facility.
•Investors in shares of our common stock could fail to fund their capital commitments when due.
•The majority of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there could be uncertainty as to the value of our portfolio investments.
•Our board of directors could change our investment objective, operating policies and strategies without prior notice or stockholder approval.
•Each of GC Advisors and the Administrator can resign on 60 days’ notice, and we can provide no assurance that we could find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
•We incur significant costs as a result of having securities registered under the Exchange Act.

We are subject to risks relating to our investments

•Economic recessions or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results.
•Inflation could adversely affect the business, results of operations and financial condition of our portfolio companies.

•Our investments in debt, leveraged portfolio companies, and private and middle-market portfolio companies are risky and we could lose all or part of our investment.
•The lack of liquidity in our investments could adversely affect our business.
•Price declines and illiquidity in the corporate debt markets could adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
•Our portfolio companies could prepay loans, which could reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
•We are subject to credit and default risk and our portfolio companies could be unable to repay or refinance outstanding principal on their loans at or prior to maturity.
•Our portfolio could be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
•We could hold the debt securities of leveraged companies that could, due to the significant volatility of such companies, enter into bankruptcy proceedings.
•Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•Because we generally do not hold controlling equity interests in our portfolio companies, we generally will not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
•Our portfolio companies could incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies could fail to generate sufficient cash flow to service their debt obligations to us.
•The disposition of our investments could result in contingent liabilities.
•GC Advisors’ liability is limited, and we have agreed to indemnify GC Advisors against certain liabilities, which could lead GC Advisors to act in a riskier manner on our behalf than it would when acting for its own account.
•We could be subject to risks if we engage in hedging transactions and could become subject to risks if we invest in foreign securities.
•We could suffer losses from our equity investments.
•We could be subject to lender liability claims with respect to our portfolio company investments.

Investors are subject to risks relating to an investment in our securities

•There is no public market for shares of our common stock, and we do not expect there to be a market for shares of our common stock.
•There are restrictions on the ability of holders of our common stock to transfer shares.
•Investing in our securities could involve an above average degree of risk.
•There is a risk that investors in our equity securities will not receive distributions or that our distributions will not grow over time and a portion of our distributions could be a return of capital.
•There is no guarantee of a Liquidity Event; therefore, there is no guarantee that an investor will be able to exit its investment in us by a specific date.
•Our investment period, or the Investment Period, could be extended.
•We are subject to risks associated with a Liquidity Event and we cannot provide any assurance that we will be able to complete a liquidity event on acceptable terms or at all.

MANAGEMENT AGREEMENTS
GC Advisors is located at 200 Park Avenue, 25th Floor, New York, NY 10166. GC Advisors is registered as an investment adviser under the Advisers Act. GC Advisors is controlled by Lawrence E. Golub and David B. Golub and the beneficial interests in GC Advisors are majority owned, indirectly, by two affiliated trusts for the benefit of Lawrence E. Golub and David B. Golub and their respective families. The trustees of those trusts are Stephen A. Kepniss and David L. Finegold. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, GC Advisors manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, GC Advisors:
•determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•identifies, evaluates and negotiates the structure of the investments we make;
•executes, closes, services and monitors the investments we make;
•determines the securities and other assets that we purchase, retain or sell;
•performs due diligence on prospective portfolio companies; and
•provides us with such other investment advisory, research and related services as we, from time to time, reasonably require for the investment of our funds.
Certain personnel of Golub Capital LLC conduct activities on our behalf directly through, and under the supervision of, GC Advisors. GC Advisors’ services under the Investment Advisory Agreement are not exclusive. Pursuant to the Staffing Agreement, Golub Capital LLC provides GC Advisors with the resources to fulfill its obligations under the Investment Advisory Agreement, including staffing by experienced investment professionals and access to the senior investment personnel of Golub Capital LLC, including a commitment by each member of GC Advisors’ investment committee to serve in such capacity. These personnel services are provided under the Staffing Agreement on a direct cost reimbursement basis to GC Advisors. Subject to the requirements of the 1940 Act, GC Advisors can enter into one or more sub-advisory agreements under which GC Advisors would obtain assistance in fulfilling its responsibilities under the Investment Advisory Agreement.

Pursuant to the Investment Advisory Agreement, we pay GC Advisors a fee for investment advisory and management services consisting of two components — a base management fee, or the Base Management Fee, and an incentive fee, or the Incentive Fee. The cost of both the Base Management Fee and the Incentive Fee is ultimately borne by our stockholders. The description of the fees payable to GC Advisors that follows gives effect to waivers that have been agreed by GC Advisors to remain in place for periods ending on or prior to the date of the closing of a Liquidity Event. As used in this Annual Report on Form 10-K, the term “Liquidity Event” means the earlier of (1) the date of the pricing of an initial offering or listing on a national securities exchange of our securities or (2) a sale of all or substantially all of our assets to, or other liquidity event with, an entity for consideration of either cash and/or publicly listed securities of the acquirer, provided that, unless otherwise approved by stockholders, a Liquidity Event must provide stockholders with the option to receive consideration per share consisting of cash in an amount that is not less than the net asset value per share held by such stockholder.

Management Fee

For periods ending on or prior to the date of the closing of a Liquidity Event, the Base Management Fee will be calculated at an annual rate equal to 0.50% of the fair value of our average adjusted gross assets at the end of the two most recently completed calendar quarters. For periods beginning after the date of the closing of a Liquidity Event, if any, the Base Management Fee will be calculated at an annual rate equal to 1.375% of the fair value of our average adjusted gross assets.

For services rendered under the Investment Advisory Agreement, the Base Management Fee is payable quarterly in arrears. The Base Management Fee is calculated based on the fair value of our average adjusted gross assets at the end of the two most recently completed calendar quarters (excluding cash and cash equivalents but including assets purchased with borrowed funds and leverage), and appropriately adjusted for any share issuances or repurchases during a current calendar quarter. Base Management Fees for any partial month or quarter are appropriately pro-rated.

For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the generally accepted accounting principles, or GAAP, definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that GC Advisors or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of ours, the Base Management Fee will be reduced by an amount equal to the product of (1) the total fees paid to GC Advisors by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by us.

GC Advisors has agreed to certain waivers with respect to the base management fee, payable by GBDC 4 to GC Advisors, pursuant to the Investment Advisory Agreement (the "Base Management Fee") and will irrevocably waive the Base Management Fee, in excess of an annual rate equal to 0.50% of the fair value of the average adjusted gross assets of GBDC 4, for the period up, and prior, to a Liquidity Event.

Incentive Fee

We pay GC Advisors an Incentive Fee. The Incentive Fee is calculated in arrears and includes: (1) the income component, or the Income Incentive Fee, (2) the capital gains component, or the Capital Gain Incentive Fee, and (3) the subordinated liquidation incentive component, or the Subordinated Liquidation Incentive Fee. GC Advisors has agreed to irrevocably waive all Income Incentive Fees payable pursuant to the Investment Advisory Agreement for periods ending prior to the second anniversary of the Initial Closing (the “Waiver Period”) and to defer payment of any Capital Gain Incentive Fee until after the Waiver Period, if and to the extent a Capital Gain Incentive Fee becomes payable as of any date after the Waiver Period. For the avoidance of doubt, Incentive Fee calculations that purport to be cumulative in nature shall continue to be calculated without regard to any waiver on a cumulative basis in accordance with the Investment Advisory Agreement and not from the end of the Waiver Period.

Incentive Fee Cap

The components of the Incentive Fee are calculated as described below. The Income Incentive Fee is payable quarterly in arrears, and the Capital Gain Incentive Fee is payable at the end of each calendar year in arrears following the Waiver Period (or, in each case, upon termination of the Investment Advisory Agreement, as of the termination date). The Subordinated Liquidation Incentive Fee, if earned, is payable upon the closing of a Liquidity Event.

We have structured the calculation of the Incentive Fee to include a fee limitation such that no Income Incentive Fee and no Capital Gain Incentive Fee will be paid at any time where, after such payment, the cumulative Income Incentive Fees and Capital Gain Incentive Fees paid to date would be greater than 10% for periods ending on or prior to the closing of a Liquidity Event (20% for periods beginning after the date of the closing of a Liquidity Event) of our Cumulative Pre-Incentive Fee Net Income since the date of our election to become a business development company, which amount, less any Incentive Fees previously paid, we refer to as the Incentive Fee Cap. “Cumulative Pre-Incentive Fee Net Income” is equal to the sum of (a) Pre-Incentive Fee Net Investment Income (as defined below) for each period from the date of our election to become a business development company and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation, in each case, from the date of our election to become a business development company.

“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the Base Management Fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock to the extent such amounts are supported by our taxable earnings, but excluding the Incentive Fee). Pre-Incentive Fee

Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, and zero coupon securities, accrued income that we have not yet received in cash. GC Advisors does not return to us amounts paid to it on accrued income that we have not yet received in cash if such income is not ultimately received by us in cash. If we do not ultimately receive income, a loss would be recognized, reducing future fees.

If, for any relevant period, the Incentive Fee Cap calculation results in us paying less than the amount of the Income Incentive Fee and the Capital Gain Incentive Fee calculated as described below, then the difference between such components of the Incentive Fee and the Incentive Fee Cap will not be paid by us, and will not be received by GC Advisors either at the end of such relevant period or at the end of any future period. For the avoidance of doubt, our stockholders benefit from a reduction in the amount of Incentive Fees that we pay, and that they pay indirectly, equal to the sum of the differences, if any, between (a) the sum of the Income Incentive Fee and the Capital Gain Incentive Fee and (b) the Incentive Fee Cap.

Income Incentive Fee

The Income Incentive Fee component is calculated quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter.

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the Income Incentive Fee component, it is possible that an Income Incentive Fee will be calculated under this formula with respect to a period in which we have incurred a loss. For example, if we receive Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the Income Incentive Fee component will result in a positive value, and an Income Incentive Fee will be paid unless the payment of such Income Incentive Fee would cause us to pay Income Incentive Fees and Capital Gain Incentive Fees on a cumulative basis that exceed the Incentive Fee Cap.

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 1.75% quarterly (7% annualized). If market interest rates rise, we could be able to invest our funds in debt instruments that provide for a higher return, which would increase our Pre-Incentive Fee Net Investment Income and make it easier for GC Advisors to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Our Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of our total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds and leverage) used to calculate the Base Management Fee.

For periods prior to a Liquidity Event, we calculate the Income Incentive Fee component with respect to our Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

•zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;
•100% of that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate until amounts payable to GC Advisors pursuant to the Income Incentive Fee equal 10% of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply. We refer to this portion of our Pre-Incentive Fee Net Investment Income as the “catch-up” provision; and
•10% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.

For periods after a Liquidity Event, GC Advisors will calculate the Income Incentive Fee component with respect to our Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

• zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;

•100% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate until GC Advisors has received 20% of the Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply; and
•20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter.

Capital Gain Incentive Fee

The Capital Gain Incentive Fee component equals (a) 10% (20% for periods beginning after the date of the closing of a Liquidity Event, if any) of our Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year following the Waiver Period (or, upon termination of the Investment Advisory Agreement, as of the termination date), less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. Our “Capital Gain Incentive Fee Base” for each calendar year equals (1) the sum of (A) aggregate realized capital gains, if any, on a cumulative positive basis, (B) all realized capital losses on a cumulative basis, and (C) all unrealized capital depreciation as of the date of the calculation and, in the case of each of clauses (A) and (B), from the date of our election to be regulated as a business development company, less (2) our unamortized deferred financing costs as of the date of calculation, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis from the date of our election to be regulated as a business development company. GC Advisors has agreed during the Waiver Period to defer payment of any Capital Gain Incentive Fee until after the Waiver Period, if and to the extent a Capital Gain Incentive Fee becomes payable as of any date after the Waiver Period. Realized capital gains and losses include gains and losses on investments, including gains and losses on derivative contracts and any income tax related to cumulative aggregate realized gains and losses.

For purposes of the Capital Gain Incentive Fee Base:

•The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in our portfolio when sold is less than (b) the accreted or amortized cost basis of such investment.
•The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in our portfolio when sold and (b) the accreted or amortized cost basis of such investment.
•The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in our portfolio as of the applicable Capital Gain Incentive Fee calculation date and (b) the accreted or amortized cost basis of such investment.
•The aggregate unrealized capital appreciation is calculated as the sum of the differences, if positive, between (a) the valuation of each investment in our portfolio as of the applicable calculation date and (b) the accreted or amortized cost basis of such investment.

The Capital Gain Incentive Fee is calculated on a cumulative basis from the date of our election to be regulated as a business development company through the end of each calendar year or the termination of the Investment Advisory Agreement. However, in accordance with GAAP, we are required to accrue for the Capital Gain Incentive Fee on a quarterly basis and are further required to include the aggregate unrealized capital appreciation on investments in our calculation of the Capital Gain Incentive Fee when calculating a capital gain incentive fee accrual, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 20% of such amount (10% prior to the closing of a Liquidity Event), less the aggregate amount of the actual Capital Gain Incentive Fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period can result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period.

There can be no assurance that such unrealized capital appreciation will be realized in the future. For the period from April 1, 2022 (commencement of operations) to September 30, 2022, we have not made any Capital Gain Incentive Fee payments. For the period from April 1, 2022 (commencement of operations) to September 30, 2022, we did not accrue a Capital Gain Incentive Fee under GAAP.

Subordinated Liquidation Incentive Fee

The third component of the Incentive Fee, which we refer to as the Subordinated Liquidation Incentive Fee, equals 10% of the net proceeds from a Liquidity Event in excess of adjusted capital, as calculated immediately prior to the closing of such a transaction. For the purposes of this calculation, “adjusted capital” means our net asset value calculated immediately prior to the closing of the Liquidity Event in accordance with GAAP less unrealized capital appreciation that would have been subject to the Capital Gain Incentive Fee had capital gain been recognized on the transfer of such assets in such a transaction.

Examples of Incentive Fee Calculation
Example 1 - Quarterly Income Incentive Fee (1) :
Assumptions
Hurdle rate (2) = 1.75%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.35%

(1)The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is based on a percentage of total net assets. In addition, the example assumes that during the most recent four full calendar quarter period ending on or prior to the date the payment set forth in the example is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) is at least 7.0% of our net assets at the beginning of such period (as adjusted for any share issuances or repurchases).
(2)Represents a quarter of the 7.0% annualized hurdle rate.
(3)Excludes offering expenses.

Alternative 1
Additional Assumptions
Investment income (including interest, dividends, fees, etc.) = 1.25%

Prior to a Liquidity Event:
Management fee = 0.25% (Represents a quarter of the 0.50% annualized management fee on gross assets, net of waiver, assuming 1.0x debt-to-equity)
Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 0.650% Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate, therefore there is no Incentive Fee.
Following a Liquidity Event:

Management fee = 0.688% (Represents a quarter of the 1.375% annualized management fee on gross assets, assuming 1.0x debt-to-equity)
Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 0.212% Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate, therefore there is no Incentive Fee.

Alternative 2
Additional Assumptions
Investment income (including interest, dividends, fees, etc.) = 2.45%

Prior to a Liquidity Event, the Incentive Fee would be:

Management fee = 0.25% (Represents a quarter of the 0.50% annualized management fee on gross assets, net of waiver, assuming 1.0x debt-to-equity)
Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 1.85% Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore there is an Incentive Fee.

Incentive Fee	= 100% × "catch-up" + the greater of 0% AND (10% × (Pre-Incentive Fee Net Investment Income - 1.944%)) = (100% × (1.85% - 1.75%)) + 0% = 100% × 0.10% = 0.10%
Following a Liquidity Event, the Incentive Fee would be:
Management fee = 0.688% (Represents a quarter of the 1.375% annualized management fee on gross assets, assuming 1.0x debt-to-equity)
Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 1.412% Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate, therefore there is no Incentive Fee.
Alternative 3
Additional Assumptions
Investment income (including interest, dividends, fees, etc.) = 3.50%

Prior to a Liquidity Event, the Incentive Fee would be:

Management fee = 0.25% (Represents a quarter of the 0.50% annualized management fee on gross assets, net of waiver, assuming 1.0x debt-to-equity)
Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 2.90% Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore there is an Incentive Fee.

Incentive Fee	= 100% × "catch-up" + the greater of 0% AND (10% × (Pre-Incentive Fee Net Investment Income - 1.944%))
= (100% × (1.944% - 1.75%)) + (10% × (2.90% - 1.944%))
= (100% × 0.194%) + (10% × 0.956%)
= 0.194% + 0.096%
= 0.290%

Following a Liquidity Event, the Incentive Fee would be:
Management fee = 0.688% (Represents a quarter of the 1.375% annualized management fee on gross assets, assuming 1.0x debt-to-equity)
Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 2.462% Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore there is an Incentive Fee.

Incentive Fee	= 100% × "catch-up" + the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income - 2.1875%))
= (100% × (2.1875% - 1.75%)) + (20% × (2.462% - 2.1875%))
= (100% × 0.4375%) + (20% × 0.2745%)
= 0.4375% + 0.055%
= 0.4925%
Example 2 - Capital Gain Incentive Fee:

Alternative 1

Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”) and $30 million investment made in Company B (“Investment B”)
Year 2:	Investment A is sold for $15 million and fair market value (“FMV”) of Investment B determined to be $29 million
Year 3:	FMV of Investment B determined to be $27 million
Year 4:	Investment B sold for $25 million

Both prior to and following a Liquidity Event, the Capital Gain Incentive Fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:	None (Sales transaction resulted in a realized capital loss on Investment A)
Year 3:	None (No sales transactions)
Year 4:	None (Sales transaction resulted in a realized capital loss on Investment B)

Each quarterly Incentive Fee payable pursuant to the Income Incentive Fee and the Capital Gain Incentive Fee is subject to the Incentive Fee Cap. Below are the necessary adjustments to the Income Incentive Fee and Capital Gain Incentive Fee payable to adhere to the Incentive Fee Cap.

Year 1:	No adjustment; no realized capital losses or unrealized capital depreciation.
Year 2:	Investment A sold at a $5 million loss. Investment B has unrealized capital depreciation of $1 million. Therefore, GC Advisors would not be paid on the $6 million realized/unrealized loss, which would result in a lower Incentive Fee by $0.6 million prior to a Liquidity Event, or $1.2 million following a Liquidity Event.
Year 3:	Investment B has unrealized capital depreciation of $2 million. Therefore, GC Advisors would not be paid on the $2 million unrealized capital depreciation, which would result in a lower Incentive Fee by $200,000 prior to a Liqudity Event, or $400,000 following a Liquidity Event.
Year 4:	Investment B sold at a $5 million loss. Investment B was previously marked down by $3 million; therefore, we would realize a $5 million loss on Investment B and reverse the previous $3 million in unrealized capital depreciation. The net effect would be a loss of $2 million. GC Advisors would not be paid on the $2 million loss, which would result in a lower Incentive Fee by $200,000 prior to a Liquidity Event, or $400,000 following a Liquidity Event.

Alternative 2

Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
Year 2:	FMV of Investment A determined to be $18 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million.
Year 3:	Investment A sold for $18 million. FMV of Investment B determined to be $24 million and FMV of Investment C determined to be $25 million
Year 4:	FMV of Investment B determined to be $22 million. Investment C sold for $24 million
Year 5:	Investment B sold for $20 million

Both prior to and following a Liquidity Event, the Capital Gain Incentive Fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:	None (No sales transactions)
Year 3:	None (Sales transaction resulted in a realized capital loss on Investment A)
Year 4:	None (Sales transaction resulted in a realized capital loss on Investment C)
Year 5:	None (Sales transaction resulted in a realized capital loss on Investment B)

Each quarterly Incentive Fee payable on the Income Incentive Fee and the Capital Gain Incentive Fee is subject to the Incentive Fee Cap. Below are the necessary adjustments to the Income Incentive Fee and Capital Gain Incentive Fee payable to adhere to the Incentive Fee Cap.

Year 1:	No adjustment; no realized capital losses or unrealized capital depreciation.
Year 2:	Investment A has unrealized capital depreciation of $2 million. Investment B has unrealized capital depreciation of $5 million. Therefore, GC Advisors would not be paid on the $7 million unrealized capital depreciation which would result in a lower Incentive Fee by $0.7 million prior to a Liquidity Event, or $1.4 million following a Liquidity Event.
Year 3:	Investment A sold at a $2 million loss. Investment A was previously marked down by $2 million; therefore, we would realize a $2 million loss on Investment A and reverse the previous $2 million in unrealized capital depreciation. Investment B has additional unrealized capital depreciation of $1 million. The net effect would be a loss of $1 million. GC Advisors would not be paid on the $1 million loss, which would result in a lower Incentive Fee by $100,000 prior to a Liquidity Event, or $200,000 following a Liquidity Event.
Year 4:	Investment B has additional unrealized capital depreciation of $2 million. Investment C sold at a $1 million realized loss. Therefore, GC Advisors would not be paid on the $3 million realized/unrealized loss, which would result in a lower Incentive Fee by $300,000 prior to a Liquidity Event, or $600,000 following a Liquidity Event.
Year 5:	Investment B sold at a $10 million loss. Investment B was previously marked down by $8 million; therefore, we would realize a $10 million loss on Investment B and reverse the previous $8 million in unrealized capital depreciation. The net effect would be a loss of $2 million. GC Advisors would not be paid on the $2 million loss, which would result in a lower Incentive Fee by $200,000 prior to a Liquidity Event, or $400,000 following a Liquidity Event.

Alternative 3

Assumptions

Year 1:	$25 million investment made in Company A (“Investment A”) and $20 million investment made in Company B (“Investment B”)
Year 2:	Investment A is sold for $30 million and FMV of Investment B determined to be $21 million and $2 million of unamortized deferred debt financing costs
Year 3:	FMV of Investment B determined to be $23 million and $1 million of unamortized deferred debt financing costs
Year 4:	Investment B sold for $23 million and $0 of unamortized deferred debt financing costs

Prior to a Liquidity Event, the Capital Gain Incentive Fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:	$0 (10% multiplied by (i) $5 million realized capital gains on sale of Investment A less (ii) $1 million ($2 million of unamortized deferred financing costs less $1 million of unrealized gain on Investment B) with GC Advisors agreeing to defer payment of any Capital Gain Incentive Fee until after the Waiver Period, if and to the extent a Capital Gain Incentive Fee becomes payable as of any date after the Waiver Period)
Year 3:	$500,000 (10% multiplied by $5 million realized capital gains on sale of Investment A, includes $400,000 Capital Gain Incentive Fee payable based on calculations as of the end of year 2 but deferred by GC Advisors)
Year 4:	$300,000 (10% multiplied by $8 million realized capital gains on sale of Investment A and Investment B less Capital Gain Incentive Fee paid in year 3)

Following a Liquidity Event, the Capital Gain Incentive Fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:	$800,000 (20% multiplied by (i) $5 million realized capital gains on sale of Investment A less (ii) $1 million ($2 million of unamortized deferred financing costs less $1 million of unrealized gain on Investment B))
Year 3:	$200,000 (20% multiplied by $5 million realized capital gains on sale of Investment A less $800,000 (Capital Gain Incentive Fee paid in year 2))
Year 4:	$600,000 (20% multiplied by $8 million realized capital gains on sale of Investment A and Investment B less Capital Gain Incentive Fee paid in years 2 and 3)

Each quarterly Incentive Fee payable on the Income Incentive Fee and the Capital Gain Incentive Fee is subject to the Incentive Fee Cap. Below are the necessary adjustments to the Income Incentive Fee and Capital Gain Incentive Fee payable to adhere to the Incentive Fee Cap both prior to and following a Liquidity Event.

Year 1:	No adjustment necessary
Year 2:	No adjustment necessary. GC Advisors would not be paid on the $1 million unrealized gain on Investment B.
Year 3:	No adjustment necessary. GC Advisors would not be paid on the $3 million unrealized gain on Investment B.
Year 4:	No adjustment necessary

Example 3 — Subordinated Liquidation Incentive Fee:

Alternative 1

Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”). Investment A, Investment B, and Investment C disposed of in a Liquidity Event for total proceeds valued at $55 million.

The Subordinated Liquidation Incentive Fee, if any, would be:

Year 1:	No Subordinated Liquidation Incentive Fee payable as liquidation proceeds of $55 million are less than adjusted capital immediately prior to liquidation (Net asset value of $75 million with no unrealized capital appreciation)

Alternative 2

Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”). Investment A, Investment B, and Investment C disposed of in a Liquidity Event for total proceeds valued at $80 million.
The Subordinated Liquidation Incentive Fee, if any, would be:

Year 1:	$500,000 Subordinated Liquidation Incentive Fee (10% multiplied by $80 million liquidation proceeds less adjusted capital immediately prior to liquidation (Net asset value of $75 million and no unrealized capital appreciation))

Payment of Our Expenses

All investment professionals of GC Advisors and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by GC Advisors and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Expenses.”

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect for an initial term of two years and then from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by GC Advisors and can be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities, by vote, can also terminate the Investment Advisory Agreement without penalty. See “Risk Factors — Risks Relating to our Business and Structure — We are dependent upon GC Advisors for our future success and upon their access to the investment professionals and partners of Golub Capital and its affiliates.”

Indemnification

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, GC Advisors and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of GC Advisors’ services under the Investment Advisory Agreement or otherwise as our investment adviser.

Approval of the Investment Advisory Agreement

At a meeting of our board of directors held in November 2021 our board of directors voted unanimously to approve the Investment Advisory Agreement for an initial term of two years from its effective date. Prior to our conversion to a corporation, our sole member approved the Investment Advisory Agreement in March 2022. In reaching a decision to approve the Investment Advisory Agreement, our board of directors reviewed a significant amount of information and considered, among other things:

•the nature, extent and quality of services provided to us by GC Advisors;
•the investment performance of GBDC, GBDC 3 and GDLC;
•the fees paid by other comparable business development companies; and
•various other matters.

Based on the information reviewed and the considerations detailed above, our board of directors, including all of the directors who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided.

Administration Agreement

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, the Administrator also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance. The Administrator can retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to review and approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. The allocation of such shared services is based on several factors including, among others, our assets relative to all assets managed by Golub Capital and, with respect to overhead allocation, to the types of support services that are provided by certain employees of the Administrator. The Administrator calculates the full cost of each employee as the sum of direct, indirect, and imputed costs related to the employee, including compensation, benefits, payroll and similar taxes, associated office space, technology, utilities, expenses and other similar items related to the employee. In addition, if requested to provide significant managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In November 2021, the Administration Agreement was approved for an initial term of two years and can be renewed with the approval of our board of directors. The Administration Agreement can be terminated by either party without penalty upon 60 days’ written notice to the other party.

Indemnification

The Administration Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Administrator’s services under the Administration Agreement or otherwise as our administrator.

License Agreement

We have entered into a license agreement with Golub Capital LLC under which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital”. Under this agreement, we will have a right to use the “Golub Capital” name for so long as GC Advisors or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Golub Capital” name. This license agreement will remain in effect so long as the Investment Advisory Agreement with GC Advisors is in effect. The license agreement can be terminated by either party without penalty upon 60 days’ written notice to the other party.

Staffing Agreement

We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of GC Advisors to achieve our investment objective. GC Advisors is an affiliate of Golub Capital LLC and depends upon access to the investment professionals and other resources of Golub Capital LLC and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. GC Advisors also depends upon Golub Capital LLC to obtain access to deal flow generated by the professionals of Golub Capital LLC and its affiliates. Under the Staffing Agreement, Golub Capital LLC provides GC Advisors with the resources necessary to fulfill these obligations. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee serve in such capacity. The Staffing Agreement remains in effect until terminated and could be terminated by either party without penalty upon 60 days’ written notice to the other party. Services under the Staffing Agreement are provided to GC Advisors on a direct cost reimbursement basis, and such fees are not our obligation.

REGULATION

General

We are a business development company under the 1940 Act and intend to be treated as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a business development company be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we cannot change the nature of our business so as to cease to be, or withdraw our election as, a business development company without the approval of a majority of our outstanding voting securities.

We can invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we could, for the purpose of public resale, be deemed an “underwriter,” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we could enter into hedging transactions to manage the risks associated with interest rate or foreign currency fluctuations. However, we could purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments.

Similarly, in connection with an acquisition, we could acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments could subject our stockholders to additional expenses. None of these policies, or any of our other policies, is fundamental and each could be changed without stockholder approval. To the extent we adopt any fundamental policies, no person from whom we borrow will have, in such person’s capacity as lender or debt holder, either a veto power or a vote in approving or changing any of our fundamental policies.

Qualifying Assets

Under the 1940 Act, a business development company is restricted from acquiring any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as could be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:
a.is organized under the laws of, and has its principal place of business in, the United States;
b.is not an investment company (other than a small business investment company, or SBIC, wholly-owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.satisfies either of the following:
i.does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250.0 million market capitalization maximum; or
ii.is controlled by a business development company or a group of companies including a business development company, the business development company actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the business development company has an affiliated person who is a director of the eligible portfolio company.
(2)Securities of any eligible portfolio company that we control.
(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.
The regulations defining and interpreting qualifying assets can change over time. We could adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.

We look through our consolidated subsidiaries to the underlying holdings (considered together with portfolio assets held outside of our consolidated subsidiaries) for purposes of determining compliance with the 70% qualifying assets requirement of the 1940 Act. At least 70% of our assets will be eligible assets.

Managerial Assistance to Portfolio Companies

A business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. However, when the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group could make available such managerial assistance. Making available significant managerial assistance means any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Administrator has agreed to provide such managerial assistance on our behalf to portfolio companies that request this assistance.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments could consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets or temporary investments. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that could be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would generally not meet the Diversification Tests, described in Section 851(b)(3) of the Code in order to qualify as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. GC Advisors will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. On April 1, 2022, our sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act to us, effective as of April 2, 2022 and declined our offer to repurchase the sole stockholder’s outstanding shares of our common stock. As a result of such approval, the asset coverage requirement applicable to us is reduced from 200% to 150% so long as we continue to meet certain disclosure requirements. In other words, under the 1940 Act, we will be able to borrow $2 for investment purposes for every $1 of investor equity under the 150% asset coverage test, as opposed to borrowing $1 for investment purposes for every $1 of investor equity under the 200% asset coverage test. As of September 30, 2022, our asset coverage for borrowed amounts was 206.3%.

In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We can also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary liquidity or emergency purposes.

We consolidate our financial results with all of our wholly-owned subsidiaries for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.”

Codes of Ethics

We and GC Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code can invest in securities for their personal investment accounts, including securities that could be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You can read and copy the code of ethics from the SEC’s website at www.sec.gov. See “Business — General — Information Available.” In addition, each code of ethics is attached as an exhibit to this Annual Report on Form 10-K.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to GC Advisors. The proxy voting policies and procedures of GC Advisors are set out below. The guidelines are reviewed periodically by GC Advisors and our directors who are not “interested persons” and, accordingly, are subject to change.

Introduction

As an investment adviser registered under the Advisers Act, GC Advisors has a fiduciary duty to act solely in our best interests. As part of this duty, GC Advisors recognizes that it must vote our securities in a timely manner free of conflicts of interest and in our best interests.

GC Advisors’ policies and procedures for voting proxies for its investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to GC Advisors. The proxy voting policies and procedures of GC Advisors are set out below. The guidelines are reviewed periodically by GC Advisors and our directors who are not “interested persons” and, accordingly, are subject to change.

Introduction

As an investment adviser registered under the Advisers Act, GC Advisors has a fiduciary duty to act solely in our best interests. As part of this duty, GC Advisors recognizes that it must vote our securities in a timely manner free of conflicts of interest and in our best interests.

GC Advisors’ policies and procedures for voting proxies for its investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

GC Advisors votes proxies relating to our portfolio securities in what it perceives to be the best interest of our stockholders. GC Advisors reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its effect on the portfolio securities we hold. In most cases GC Advisors will vote in favor of proposals that GC Advisors believes are likely to increase the value of the portfolio securities we hold. Although GC Advisors will generally vote against proposals that could have a negative effect on our portfolio securities, GC Advisors could vote for such a proposal if there exist compelling long-term reasons to do so.

Our proxy voting decisions are made by GC Advisors’ chief executive officer and president. To ensure that GC Advisors’ vote is not the product of a conflict of interest, GC Advisors requires that (1) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how GC Advisors intends to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, GC Advisors will disclose such conflicts to us, including our independent directors, and could request guidance from us on how to vote such proxies.

Proxy Voting Records

You can obtain information without charge about how GC Advisors voted proxies by making a written request for proxy voting information to: Golub Capital BDC 4, Inc., Attention: Investor Relations, 200 Park Avenue, 25th Floor, New York, NY 10166, or by calling us to collect at (212) 750-6060.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their nonpublic personal information.

We restrict access to nonpublic personal information about our stockholders to employees of GC Advisors and its affiliates with a legitimate business need for the information. We will maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our stockholders.

Other

Under the 1940 Act, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and GC Advisors are required to adopt and implement written policies and procedures reasonably designed to prevent violation of relevant federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering these policies and procedures.

We could also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the business development company prohibition on transactions with affiliates to prohibit “joint transactions” among entities that share a common investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. Any co-investment would be made subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for another account sponsored or managed by GC Advisors to make different investments in the same issuer, GC Advisors will need to decide which account will proceed with the investment. Moreover, in certain circumstances, we could be unable to invest in an issuer in which another account sponsored or managed by GC Advisors has previously invested.

On February 27, 2017, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates could afford us additional investment opportunities and the ability to achieve greater diversification. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, imposes a variety of regulatory requirements on companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and their insiders. Many of these requirements affect us. For example:

•pursuant to Rule 13a-14 under the Exchange Act our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 under Regulation S-K under the Securities Act our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•pursuant to Rule 13a-15 under the Exchange Act, beginning with our fiscal year ending September 30, 2023, our management must prepare an annual report regarding its assessment of our internal control over financial reporting; and
•pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we comply with that act.

JOBS Act

We currently are and expect to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, until the earliest of:

•The last day of our fiscal year in which the fifth anniversary of an initial public offering of shares of our common stock occurs;
•The end of the fiscal year in which our total annual gross revenues first exceed $1.235 billion;
•The date on which we have, during the prior three-year period, issued more than $1.0 billion in nonconvertible debt; and
•The last day of a fiscal year in which we (1) have an aggregate worldwide market value of our common stock held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

Under the JOBS Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, we can take advantage of an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as we cease to be an emerging growth company and become an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This could increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

Under the JOBS Act, emerging growth companies are eligible to delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have made an irrevocable election not to take advantage of this exemption from new or revised accounting standards. We therefore are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in shares of our common stock. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described certain considerations that could be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pension plans and trusts, persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar and financial institutions. This summary assumes that investors hold our common stock as capital assets (within the meaning of Section 1221 of the Code). The discussion is based upon the Code, Treasury regulations and administrative and judicial interpretations, each as of the date of the filing of this Annual Report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service, or the IRS, regarding any offering of our securities. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets. For purposes of this discussion, references to “dividends” are to dividends within the meaning of the U.S. federal income tax laws and associated regulations and can include amounts subject to treatment as a return of capital under section 19(a) of the 1940 Act.
A “U.S. stockholder” is a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes:

•a citizen or individual resident of the United States;

•a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;

•an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or

•a trust if either a U.S. court can exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions or the trust was in existence on August 20, 1996, was treated as a U.S. person prior to that date, and has made a valid election to be treated as a U.S. person.

A “Non-U.S. stockholder” is a beneficial owner of shares of our common stock that is not a U.S. stockholder.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds shares of our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective investor that is a partner in a partnership that will hold shares of our common stock should consult its tax advisors with respect to the purchase, ownership and disposition of shares of our common stock.

Tax matters are very complicated and the tax consequences to an investor of an investment in our shares of common stock will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty, and the effect of any possible changes in the tax laws.

Election to Be Taxed as a RIC

We intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends for U.S. federal income tax purposes to our stockholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible U.S. federal excise tax imposed on RICs, we must timely distribute to our stockholders in respect of each calendar year dividends for U.S. federal income tax purposes of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were recognized but not distributed during such years and on which we incurred no federal income tax, or the Excise Tax Avoidance Requirement.

Taxation as a RIC

If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement;
then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, which is defined as net long-term capital gains in excess of net short-term capital losses, we timely distribute as dividends for U.S. federal income tax purposes to our stockholders. As a RIC, we will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed as dividends to our stockholders.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•qualify and have in effect an election to be treated as a business development company under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income), or the 90% Income Test; and
•diversify our holdings so that at the end of each quarter of the taxable year:
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
◦no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships, or the Diversification Tests.

We can invest in partnerships, including qualified publicly traded partnerships, which could result in our being subject to state, local or foreign income, franchise or other tax liabilities.

In addition, as a RIC, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions, we will be subject to a 4% nondeductible U.S. federal excise tax on the undistributed amount. The failure to meet U.S. federal excise tax distribution requirements will not cause us to lose our RIC status, and we could choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We could then be required to pay a 4% excise tax on such income or capital gains.

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our deductible expenses in a given taxable year exceed our investment company taxable income, we could incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC cannot use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but could carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we could for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the net income we actually earn during those taxable years.

Any underwriting fees paid by us are not deductible in computing our investment company taxable income. We could be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold a debt instrument that is treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each taxable year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the taxable year of accrual, we could be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, even though we will not have received any corresponding cash amount. Furthermore, a portfolio company in which we hold equity or debt instruments could face financial difficulty that requires us to work out, modify, or otherwise restructure such equity or debt instruments. Any such restructuring could, depending upon the terms of the restructuring, cause us to incur unusable or nondeductible losses or recognize future non-cash taxable income.

Certain of our investment practices could be subject to special and complex U.S. federal income tax provisions that could, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and could make certain tax elections to mitigate the effect of these provisions and to preserve our qualification as a RIC. There can be no assurance that we will be eligible for any such tax elections or that any adverse effects of these provisions will be mitigated.

Certain distributions reported by us as Section 163(j) interest dividends may be treated as interest income by stockholders for purposes of the tax rules applicable to interest expense limitations under Section 163(j) of the Code. Such treatment by the stockholder is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that we are eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of our business interest income over the sum of our (i) business interest expense and (ii) other deductions properly allocable to our business interest income.

We can invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments can present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we can cease to accrue interest, original issue discount or market discount, when and to what extent deductions can be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. We intend to address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to avoid any material amount of either U.S. federal income tax or the 4% nondeductible U.S. federal excise tax.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

Our investment in non-U.S. securities could be subject to non-U.S. income, withholding and other taxes. In that case, our yield on those securities would be decreased. U.S. stockholders generally will not be entitled to claim a U.S. foreign tax credit or deduction with respect to non-U.S. taxes paid by us.

If we acquire shares in a passive foreign investment company, or PFIC, we could be subject to U.S. federal income tax on a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if we distribute such income as a taxable dividend to stockholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in the shares of a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we could elect to mark our shares in a PFIC at the end of each taxable year to market; in this case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases in such value included in our income. Our ability to make either election will depend on factors beyond our control, and is subject to restrictions which could limit the availability of the benefit of these elections. Under either election, we could be required to recognize in a taxable year income in excess of any distributions we receive from PFICs and any proceeds from dispositions of PFIC stock during that taxable year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether we satisfy the distribution requirements under U.S. federal excise tax rules.

Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time we accrue income, expenses or other liabilities denominated in a foreign currency and the time we actually collect such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gains or losses on foreign currency-denominated forward, futures and option contracts, as well as certain other financial instruments, and the disposition of debt obligations denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Business— Regulation — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements could be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we could make such dispositions at times that, from an investment standpoint, are not advantageous.

Some of the income and fees that we recognize, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, will not satisfy the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we could be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to incur a liability for U.S. corporate income tax as well as state and local tax on their earnings, which ultimately will reduce our return on such income and fees.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we would be subject to tax on all of our taxable income at regular corporate rates. The Code provides certain relief from RIC disqualification due to inadvertent failures to comply with the 90% Income Test and the Diversification Tests, although there could be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.

Should failure occur, not only would all our taxable income be subject to tax at regular corporate rates, we would not be able to deduct dividend distributions to stockholders in computing our taxable income, nor would such distributions be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate stockholders would be eligible to claim dividends received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two consecutive taxable years, in order to qualify as a RIC in a subsequent taxable year, we could be subject to regular corporate income tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years. The remainder of this discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

Taxation of U.S. Stockholders

Distributions by us generally are taxable to U.S. stockholders and generally will be characterized as either ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus net short-term capital gains in excess of net long-term capital losses, and determined without regard to any deduction for dividends paid) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional shares of our common stock. To the extent such distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations and if certain holding period requirements are met, such distributions generally will be treated as qualified dividend income and generally will be eligible for a maximum U.S. federal tax rate of either 15% or 20%, depending on whether the individual stockholder’s income exceeds certain threshold amounts, and if other applicable requirements are met, such distributions generally will be eligible for the corporate dividends received deduction to the extent such dividends have been paid by a U.S. corporation. In this regard, it is anticipated that distributions paid by us will generally not be attributable to dividends and, therefore, generally will not qualify for the preferential maximum U.S. federal tax rate applicable to non-corporate stockholders as well as will not be eligible for the corporate dividends received deduction.

Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as “capital gain dividends” to a U.S. stockholder generally will be characterized as long-term capital gains. Capital gain dividends distributed to U.S. stockholders, other than corporations, are generally subject to a maximum U.S. federal income tax rate of either 15% or 20%, depending on whether the individual stockholder’s income exceeds certain threshold amounts, regardless of the U.S. stockholder’s holding period for the stockholder’s common stock and regardless of whether paid in cash or reinvested in additional common stock. Capital gain dividends distributed to U.S. stockholders classified as corporations for U.S. federal income tax purposes are generally subject to U.S. federal income tax at rates applicable to ordinary income. Distributions in excess of our earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder. Stockholders receiving dividends or distributions in newly issued shares of our common stock will be treated as receiving a distribution equal to the value of the shares received, and should have a cost basis of such amount.

Although we currently intend to distribute any net capital gains at least annually, we can in the future decide to retain some or all of our net capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will be subject to tax on the retained amount, each U.S. stockholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to their allocable share of the tax incurred by us on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for their common stock. Since we expect to pay tax on any retained net capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally could be claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations or could be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any tax year and (2) the amount of capital gain dividends paid for that tax year, we could under certain circumstances, elect to treat a dividend that is paid during the following tax year as if it had been paid during the tax year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the dividend in the tax year in which the distribution is made. However, any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us and received by our U.S. stockholders on December 31 of the calendar year in which the dividend was declared.

If an investor purchases shares of our common stock shortly before the record date of a distribution, the price of the shares of our common stock will include the value of the distribution and the investor will be subject to tax on the distribution even though it represents a return of their investment.

A U.S. stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of their shares of our common stock. Any gain or loss arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held their shares of common stock for more than one year. Otherwise, it would be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares.

In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock could be disallowed if other shares of our common stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. In such a case, the basis of the common stock acquired will be increased to reflect the disallowed loss.

In general, individual U.S. stockholders are subject to a maximum U.S. federal income tax rate of either 15% or 20% (depending on whether the individual U.S. stockholder’s income exceeds certain threshold amounts) on their net capital gain, i.e., the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year, including a long-term capital gain derived from an investment in our shares of common stock. Such rate is generally lower than the maximum U.S. federal income tax rate on ordinary taxable income currently payable by individuals. Corporate U.S. stockholders currently are subject to U.S. federal income tax on net capital gain at the maximum 21% rate also applied to ordinary income. Non-corporate stockholders incurring net capital losses for a tax year (i.e., net capital losses in excess of net capital gains) generally can deduct up to $3,000 of such losses against their ordinary income each tax year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally could be carried forward and used in subsequent tax years as provided in the Code. Corporate stockholders generally cannot deduct any net capital losses for a tax year, but can carry back such losses for three tax years or carry forward such losses for five tax years. Dividends distributed by us generally will not be eligible for the dividends received deduction or the lower tax rates applicable to certain qualified dividends.

We will provide information to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such calendar year as ordinary income and as long-term capital gain. In addition, the U.S. federal tax status of each year’s distributions generally will be reported to the IRS. Distributions can also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation.

We do not expect to be treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) as a result of either (i) shares of our common stock and our preferred stock collectively being held by at least 500 persons at all times during a taxable year, (ii) shares of our common stock being continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (iii) shares of our common stock being treated as regularly traded on an established securities market. Until and unless we are treated as a publicly offered regulated investment company for any taxable year, for purposes of computing the taxable income of U.S. stockholders that are individuals, trusts or estates, (i) distributions from our earnings will be computed without taking into account such U.S. stockholders’ allocable shares of the management and incentive fees paid to our investment adviser and certain of our other expenses, (ii) each such U.S. stockholder will be treated as having paid or incurred such U.S. stockholder’s allocable share of these fees and expenses and (iii) each such U.S. stockholder’s allocable share of these fees and expenses will be treated as miscellaneous itemized deductions by such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions are deductible only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of determining a U.S. stockholder’s liability for the U.S. federal alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

The relevant withholding agent could be required to withhold U.S. federal income tax, or backup withholding, currently at a rate of 24% from all taxable distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is the taxpayer’s social security number.

Any amount withheld under backup withholding is not an additional tax and is generally allowed as a credit against the U.S. stockholder’s U.S. federal income tax liability and could entitle such stockholder to a refund, provided that proper information is timely provided to the IRS.

If a U.S. stockholder recognizes a loss with respect to shares of our common stock of $2 million or more for an individual stockholder or $10 million or more for a corporate stockholder, the stockholder must file with the IRS a disclosure statement on Form 8886 in accordance with IRS regulations. Direct stockholders of portfolio securities are in many cases exempted from this reporting requirement, but under current guidance, stockholders of a RIC are not exempted. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. U.S. stockholders should consult their tax advisors to determine the applicability of these regulations in light of their specific circumstances.

An additional 3.8% Medicare tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our common stock) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceeds certain threshold amounts.

Taxation of Non-U.S. Stockholders

Whether an investment in the shares of our common stock is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in the shares of our common stock by a Non-U.S. stockholder could have adverse tax consequences. Non-U.S. stockholders should consult their tax advisors before investing in our common stock.

Subject to the discussion below, distributions of our “investment company taxable income” to Non-U.S. stockholders (including interest income, net short-term capital gain or foreign-source dividend and interest income, which generally would be free of withholding if paid to Non-U.S. stockholders directly) generally will be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless the distributions are effectively connected with a U.S. trade or business of the Non-U.S. stockholder, in which case the distributions will generally be subject to U.S. federal income tax at the rates applicable to U.S. persons. For a corporate Non-U.S. stockholder, distributions (both actual and deemed), and gains realized upon the sale of our common stock that are effectively connected with a U.S. trade or business could, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty). In each such case, we will not be required to withhold U.S. federal income tax if the Non-U.S. stockholder complies with applicable certification and disclosure requirements. Special certification requirements apply to a Non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.

Certain properly reported dividends received by a Non-U.S. stockholder generally are exempt from U.S. federal withholding tax when they (1) are paid in respect of our “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% stockholder, reduced by expenses that are allocable to such income), or (2) are paid in connection with our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for a tax year) as well as if certain other requirements are satisfied. Nevertheless, it should be noted that in the case of shares of our stock held through an intermediary, the intermediary could have withheld U.S. federal income tax even if we reported the payment as having been derived from qualified net interest income or from qualified short-term capital gains. Moreover, depending on the circumstances, we could report all, some or none of our potentially eligible dividends as derived from such qualified net interest income or as qualified short-term capital gains, or treat such dividends, in whole or in part, as ineligible for this exemption from withholding.

Actual or deemed distributions of our net capital gains to a Non-U.S. stockholder, and gains realized by a Non-U.S. stockholder upon the sale or other disposition of our common stock, will not be subject to U.S. federal withholding tax and generally will not be subject to U.S. federal income tax unless the distributions or gains, as the case could be, are effectively connected with a U.S. trade or business of the Non-U.S. stockholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. stockholder in the United States or, in the case of an individual Non-U.S. stockholder, the stockholder is present in the United States for 183 days or more during the year of the sale, other disposition or capital gain dividend and if certain other conditions are met.

If we distribute our net capital gains in the form of deemed rather than actual distributions (which we could do in the future), a Non-U.S. stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder’s allocable share of any U.S. federal income tax we incur on the capital gains deemed to have been distributed. In order to obtain the refund, the Non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return.

A Non-U.S. stockholder who is a non-resident alien individual, and who is otherwise subject to withholding of U.S. federal income tax, could be subject to information reporting and backup withholding of U.S. federal income tax on dividends unless the Non-U.S. stockholder provides us or the dividend paying agent with a U.S. nonresident withholding tax certification (e.g., an IRS Form W-8BEN, IRS Form W-8BEN-E, or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. stockholder or otherwise establishes an exemption from backup withholding.

Pursuant to the Foreign Account Tax Compliance Act, or FATCA, the applicable withholding agent is generally required to withhold U.S. tax (at a 30% rate) with respect to payments of dividends paid to certain non-U.S. entities that fail to comply (or be deemed compliant) with extensive reporting and withholding requirements designed to inform the U.S. Department of the Treasury of U.S.-owned foreign investment accounts. The information required to be reported include the identity and taxpayer identification number of each account holder and transaction activity within the holder’s account. Stockholders could be requested to provide additional information to enable the applicable withholding agent to determine whether withholding is required.

An investment in shares by a non-U.S. person could also be subject to U.S. federal estate tax. Non-U.S. persons should consult their own tax advisors with respect to the U.S. federal income tax, U.S. federal estate tax, withholding tax, and state, local and foreign tax consequences of acquiring, owning or disposing of our common stock.

Item 1A. Risk Factors
You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us could also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value could decline, and you could lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Relating to Our Business and Structure
We are a new company with a limited operating history.
We were formed in September 2021 and did not commence operations until April 2022. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective, that we will not qualify or maintain our qualification to be treated as a RIC, and that the value of your investment could decline substantially.

We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds will increase because the interest rates on the amounts borrowed under our credit facilities or certain other financing arrangements are typically floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor above current levels will not increase until interest rates exceed the applicable floor.
We can use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques could include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities could limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
You should also be aware that a rise in the general level of interest rates typically will lead to higher interest rates applicable to our debt investments, which could result in an increase of the amount of incentive fees payable to GC Advisors. In addition, a decline in the prices of the debt we own could adversely affect our net asset value. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock.
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
A number of entities compete with us to make the types of investments that we plan to make, and we believe that recent market trends, including sustained periods of low interest rates, have increased the number of competitors seeking to invest in loans to private, middle-market companies in the United States. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors could have access to funding sources that are not available to us. In addition, some of our competitors could have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC. The competitive pressures we face could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we can provide no assurance that we will be able to take advantage of attractive investment opportunities that arise from time to time, and we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objective.
An excess of the amount of capital in the private debt markets and overall competition for loans could result in short term returns for us that are lower than our long-term targets. In the event these conditions continue for an extended amount of time, they could have a material adverse effect on our business, financial condition and results of operations.
Identifying, structuring and consummating investments involves competition among capital providers and market and transaction uncertainty. GC Advisors can provide no assurance that it will be able to identify a sufficient number of suitable investment opportunities or to avoid prepayment of existing investments to satisfy our investment objectives, including as necessary to effectively structure credit facilities or other forms of leverage. This could result in GC Advisors calling a smaller portion of capital commitments in the private placement of our common stock or calling capital commitments more slowly than it otherwise would.

The loan origination market is very competitive, which can result in loan terms that are more favorable to borrowers, and conversely less favorable to lenders, such as lower interest rates and fees, weaker borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Increased competition could cause us to make more loans that are “cov-lite” in nature and, in a distressed scenario, there can be no assurance that these loans will retain the same value as loans with a full package of covenants. As a result of these conditions, the market for leveraged loans could become less advantageous than expected for us, and this could increase default rates, decrease recovery rates or otherwise harm our returns.
The risk of prepayment is also higher in the current competitive environment if borrowers are offered more favorable terms by other lenders. The financial markets have experienced substantial fluctuations in prices and liquidity for leveraged loans. Any further disruption in the credit and other financial markets could have substantial negative effects on general economic conditions, the availability of required capital for companies and the operating performance of such companies.
These conditions also could result in increased default rates and credit downgrades, and affect the liquidity and pricing of the investments made by us. Conversely, periods of economic stability and increased competition among capital providers could increase the difficulty of locating investments that are desirable for us.
With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors could make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we compete generally on the basis of pricing terms. With respect to all investments, we could lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we could experience decreased net interest income, lower yields and increased risk of credit loss. We will also compete for investment opportunities with accounts managed or sponsored by GC Advisors or its affiliates. Although GC Advisors allocates opportunities in accordance with its allocation policy, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and thus not necessarily be in the best interests of us and our securityholders. Moreover, the performance of investments will not be known at the time of allocation. See “Risks Relating to Our Business and Structure — There are significant potential conflicts of interest as a result of our arrangements with GC Advisors and its affiliates and GC Advisors’ investment committee that could affect our investment returns — and — Item 13. Certain Relationships and Related Party Transactions and Director Independence.”
Rising interest rates could affect the value of our investments and make it more difficult for portfolio companies to make periodic payments on their loans.
Interest rate risk refers to the risk of market changes in interest rates. Interest rate changes affect the value of debt. In general, rising interest rates will negatively impact the price of fixed rate debt, and falling interest rates will have a positive effect on price. Adjustable rate debt also reacts to interest rate changes in a similar manner, although generally to a lesser degree. Interest rate sensitivity is generally larger and less predictable in debt with uncertain payment or prepayment schedules. Further, rising interest rates make it more difficult for borrowers to repay debt, which could increase the risk of payment defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and net investment income.
In July 2017, the Financial Conduct Authority, or the FCA, announced its intention to cease sustaining the London Inter-Bank Offered Rate, or LIBOR, by the end of 2021.
As of January 1, 2022, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The ICE Benchmark Administration (“IBA”) has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023. As of January 1, 2022, all non-USD LIBOR reference rates in all settings ceased to be published.
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
We could also be materially and adversely impacted to the extent GC Advisors or its affiliates are unable to successfully implement an acceptable replacement rate in leverage utilized by us or if there is a prolonged period of mismatch on the interest rates payable on our leverage and our portfolio investments as a result of the discontinued publication of LIBOR results in a decrease in our net investment income and distributions we are able to pay to our stockholders.
We are dependent upon GC Advisors for our success and upon its access to the investment professionals and partners of Golub Capital and its affiliates.
We do not have any internal management capacity or employees. We rely on GC Advisors to manage and conduct our affairs and make all investment decisions. Subject to the oversight of our board of directors, GC Advisors has sole discretion in originating, structuring, negotiating, purchasing, financing and eventually divesting our investments, and our investors will not be able to evaluate for themselves the merits of particular investments prior to us making such investments. We depend on the diligence, skill and network of business contacts of the senior investment professionals of GC Advisors to achieve our investment objective. GC Advisors’ investment committee, which consists of two members of our board of directors and additional employees of Golub Capital LLC, provides oversight over our investment activities. We also cannot assure you that we will replicate the historical results achieved by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. We expect that GC Advisors will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that the senior investment professionals of GC Advisors will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Golub Capital LLC and its affiliates and do not develop new relationships with other sources of investment opportunities, we can provide no assurance that GC Advisors or its affiliates will be able to identify appropriate replacements or grow our investment portfolio. The loss of any member of GC Advisors’ investment committee or of other senior investment professionals of GC Advisors and its affiliates would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.
The Staffing Agreement provides that Golub Capital LLC makes available to GC Advisors experienced investment professionals and provides access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to the Staffing Agreement and cannot assure you that Golub Capital LLC will fulfill its obligations under the agreement. If Golub Capital LLC fails to perform, we cannot assure you that GC Advisors will enforce the Staffing Agreement, that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of Golub Capital LLC and its affiliates or their information and deal flow.
Our business model depends to a significant extent upon strong referral relationships with sponsors and investing in companies backed by private equity sponsors. Any inability of GC Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
GC Advisors is highly dependent on relationships with private equity sponsors in connection with the sourcing of investments. If private equity sponsors find new sources of debt capital that are more advantageous to them, or if GC Advisors suffers reputational harm such that it becomes a less attractive source of capital for private equity sponsors, GC Advisors could have difficulty finding and sourcing new middle-market debt investments. Private equity sponsors could experience financial distress, which could be related or unrelated to the portfolio companies to which we have exposure. Once in financial distress, such sponsors likely would be unable to provide the same level of managerial, operating or financial support to such portfolio companies, resulting in an increased risk of default or inability to repay remaining principal at maturity.
From time to time, we expect to have direct or indirect exposure to companies controlled by private equity sponsors in which the sponsors have completed one or more dividend recapitalizations, thereby allowing the private equity sponsor to substantially reduce or eliminate its net investment in an underlying portfolio company. These investments generally present different investment characteristics to us than investments where a private equity sponsor retains a significant net contributed capital position in the company. These investments could experience a higher rate of default. Even when a default does not occur, private equity sponsors could be less willing to provide ongoing financial, managerial or operating support to a portfolio company after it has received one or more capital distributions on its investment.
We believe that purchase price multiples of companies (as measured by the price paid by a private equity sponsor to purchase a company divided by the company’s trailing twelve-month earnings) to which we have direct or indirect exposure are close to all-time highs. When considering the appropriate amount of financing to provide a prospective borrower, GC Advisors considers the value cushion as measured by the difference between the enterprise value of the company and the total amount of financing. If market purchase price multiples decline or if a portfolio company experiences financial distress, the value cushion supporting our investment could deteriorate and the investment could become impaired, resulting in losses for us. The risk of such losses for us are greater during periods when purchase price multiples are close to all-time highs.
We can provide no assurance that we will be able to replicate the historical results achieved by other entities managed or sponsored by members of GC Advisors’ investment committee, or by GC Advisors or its affiliates.
Investors are cautioned that past investment performance of similar portfolios and other investment vehicles managed by GC Advisors or its affiliates is not indicative of how we will perform. Our investments could differ from some existing accounts and funds that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. We often co-invest in portfolio investments with other accounts sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or its affiliates. Such investments are subject to regulatory limitations and approvals by directors who are not “interested persons,” as defined in the 1940 Act. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved by us or by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved in prior periods. Additionally, all or a portion of the prior results were achieved in particular market conditions that might never be repeated. Moreover, current or future market volatility and regulatory uncertainty can have an adverse impact on our future performance.
Our financial condition, results of operations and cash flows depend on our ability to manage our business effectively.
Our ability to achieve our investment objective depends on our ability to manage our business and to grow. This depends, in turn, on GC Advisors’ ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis depends upon GC Advisors’ execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. GC Advisors has substantial responsibilities under the Investment Advisory Agreement, as well as responsibilities in connection with the management of other accounts sponsored or managed by GC Advisors, members of GC Advisors’ investment committee or Golub Capital LLC. The personnel of the Administrator and its affiliates could be called upon to provide managerial assistance to our portfolio companies. These activities could distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

There are significant potential conflicts of interest as a result of our arrangements with GC Advisors and its affiliates and GC Advisors’ investment committee that could affect our investment returns.
As a result of our arrangements with GC Advisors and its affiliates and GC Advisors’ investment committee, there will be times when GC Advisors or such persons have interests that differ from those of our security holders, giving rise to a conflict of interest, many of which are described in the following risk factors. GC Advisors attempts to identify, monitor and mitigate conflicts of interest. Further, GC Advisors has implemented policies and procedures reasonably designed to ensure its clients are treated fairly and equitably over time.
GC Advisors believes that these factors, together with Golub Capital’s commitment to put investors first, effectively mitigate the risks associated with such conflicts of interest. However, it can be difficult to ensure that conflicts of interest do not adversely affect us.
There are conflicts related to the obligations of GC Advisors’ investment committee, GC Advisors or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.
The members of GC Advisors’ investment committee serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by GC Advisors or its affiliates. Currently, our directors and certain of our officers also serve as directors and officers of GBDC, GBDC 3, GDLC and GDLCU, each a closed-end, non-diversified management investment company that has also elected to be regulated as a business development company under the 1940 Act. Similarly, GC Advisors and its affiliates manage other clients with similar or competing investment objectives. GC Advisors’ management team will share its time and attention between us and other investment vehicles and accounts. Neither we nor any investor in us unaffiliated with GC Advisors will have any rights in or to independent ventures of GC Advisors or its affiliates or in the income or profits derived therefrom. GC Advisors does not expect to have any dedicated personnel who spend all or substantially all of their time managing our investing activities.
In serving in these multiple capacities, GC Advisors and its personnel have obligations to other clients or investors in those entities, the fulfillment of which could conflict with the best interests of us or our stockholders. Economic disruption and uncertainty precipitated by certain events, including for example the COVID-19 pandemic, could require GC Advisors and its affiliates to devote additional time and focus to existing portfolio companies in which other funds and accounts managed by GC Advisors and its affiliates hold investments. The allocation of time and focus by personnel of GC Advisors and its affiliates to existing portfolio company investments held by other funds and accounts could reduce the time that such individuals have to spend on our investing activities.
Our investment objective overlaps with the investment objectives of other affiliated accounts. For example, GC Advisors and its affiliates currently manage GBDC, GBDC 3, GDLC, GDLCU and multiple private funds and separate accounts that pursue an investment strategy similar to ours, some of which will seek additional capital from time to time. We compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, GC Advisors and its affiliates face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors and, in certain circumstances, in the timing of the sale of an investment. Certain of these accounts provide for higher management or incentive fees, allow GC Advisors to recover greater expense reimbursements or overhead allocations, and/or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which could contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us. Furthermore, because allocations under GC Advisors’ allocation policy are based on total capital of the relevant investing funds, including us, we expect to receive smaller allocations relative to larger accounts, which could have a material adverse effect on our business, financial condition, results of operations and cash flows during such ramp-up period. With respect to the sale of investments, the sale of an investment by one account advised by GC Advisors or its affiliates could potentially adversely affect the market value of the interests in such investment that continue to be held by other accounts, including us.

GC Advisors’ investment committee, GC Advisors or its affiliates could, from time to time, possess material non-public information, limiting our investment discretion.
Principals of GC Advisors and its affiliates and members of GC Advisors’ investment committee could serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition could have an adverse effect on us.
Our management and incentive fee structure creates incentives for GC Advisors that are not fully aligned with the interests of our stockholders and could induce GC Advisors to make certain investments, including speculative investments.
In the course of our investing activities, we pay management and incentive fees to GC Advisors. The management fee is based on our average adjusted gross assets and the incentive fee is computed and paid on income and capital gains, both of which include leverage. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one could achieve through direct investments. Because these fees are based on the fair value of our average adjusted gross assets, GC Advisors benefits when we incur debt or use leverage. The use of leverage increases the likelihood of default on our debt or other leverage, which would disfavor our securityholders.
Additionally, the incentive fee payable by us to GC Advisors could create an incentive for GC Advisors to cause us to realize capital gains or losses that are not in the best interests of us or our stockholders. Under the incentive fee structure, GC Advisors benefits when we recognize capital gains and, because GC Advisors determines when an investment is sold, GC Advisors controls the timing of the recognition of such capital gains. Our board of directors is charged with protecting our stockholders’ interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation.
The part of the management and incentive fees payable to GC Advisors that relates to our net investment income is computed and paid on income that includes interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, zero coupon securities, and other deferred interest instruments. This compensation arrangement creates an incentive for GC Advisors to make investments on our behalf that are riskier or more speculative, including debt financings that provide for deferred interest, rather than current cash payments of interest. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. GC Advisors has an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the fees even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because GC Advisors is not obligated to reimburse us for any fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.
Our securities could be purchased by GC Advisors or its affiliates.
Affiliates of GC Advisors have purchased, and GC Advisors and its affiliates in the future expect to purchase, certain of our securities. The purchase of our securities, including shares of our common stock, by GC Advisors and its affiliates could create certain risks. For example, GC Advisors and its affiliates could have an interest in disposing of our assets in advance of a Liquidity Event or otherwise at a date that differs from that of our other investors so as to recover their investment in such securities.
The valuation process for certain of our portfolio holdings creates a conflict of interest.
The majority of our portfolio investments are in the form of securities that are not publicly traded. As a result, our board of directors determines the fair value of these securities in good faith. Valuations of private investments and private companies require judgment, are inherently uncertain, often fluctuate and are frequently based on estimates. It is possible that determinations of fair value will differ materially from the values that would have been used if an active market for these investments existed.

If determinations regarding the fair value of investments were materially higher than the values that were ultimately realized upon the sale of such investments, the returns to our investors would be adversely affected. In connection with that determination, investment professionals from GC Advisors will provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of GC Advisors’ investment professionals in our valuation process, and the indirect pecuniary interest in GC Advisors by Lawrence E. Golub and David B. Golub, results in a conflict of interest as GC Advisors’ management fee is based, in part, on our average adjusted gross assets and our capital gain and subordinated liquidation incentive fees are based, in part, on unrealized gains and losses.
Conflicts related to other arrangements with GC Advisors or its affiliates.
We have entered into a license agreement with Golub Capital LLC, under which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.” See “Management Agreements — License Agreement.” In addition, we pay to the Administrator our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. These arrangements create conflicts of interest, including in the allocation of expenses and the enforcement of the respective agreements, that our board of directors must monitor.
Our ability to enter into transactions with our affiliates will be restricted, which could limit the scope of investments available to us.
We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. GC Advisors and its affiliates are considered our affiliates for such purposes. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our independent directors and, in some cases, the SEC. We are prohibited from buying or selling any security from or to, among others, any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.
We can, however, invest alongside GC Advisors’ and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law, SEC staff, or Staff, interpretations, and any co-investment exemptive relief order from the SEC. For example, we can invest alongside such accounts consistent with guidance promulgated by the Staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that GC Advisors, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We can also invest alongside GC Advisors’ other clients as otherwise permissible under regulatory guidance, applicable regulations and GC Advisors’ allocation policy. Under this allocation policy, GC Advisors will determine the amount of any proposed investment to be made by us and similar eligible accounts. We expect that these determinations will be made similarly for other accounts sponsored or managed by GC Advisors and its affiliates. Because allocations under GC Advisors’ allocation policy are based on total capital of the relevant investing funds, including us, we expect to receive smaller allocations relative to larger accounts, including accounts that can incur material amounts of leverage. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed investment, the opportunity will be allocated in accordance with GC Advisors’ pre-transaction determination.
Where there is an insufficient amount of an investment opportunity to fully satisfy us and other accounts sponsored or managed by GC Advisors or its affiliates, the allocation policy further provides that allocations among us and other accounts will generally be made pro rata based on the relative capital available for investment of each of us and such other eligible accounts, subject to minimum and maximum investment size limits. In situations in which co-investment with other entities sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, GC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. GC Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time, including, for example, through random or rotational methods. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

On occasion, an investment opportunity will be too large to satisfy our desired position size and that of other investment funds and accounts managed by GC Advisors and its affiliates. GC Advisors can provide no assurance that it will be able to identify counterparties to participate in such investment opportunities, and could be required to decline to make investments where it does not believe that it can successfully sell some of the investment opportunity to another market participant.
In situations in which co-investment with other accounts sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, such as when, in the absence of the exemptive relief described below, we and such other accounts cannot make investments in the same issuer or where the different investments could be expected to result in a conflict between our interest and those of other accounts, GC Advisors needs to decide whether we or such other accounts will proceed with such investments. GC Advisors makes these determinations based on its policies and procedures, which generally require that such investment opportunities be offered to eligible accounts on a basis that is fair and equitable over time, including, for example, through random or rotational methods. Moreover, we generally will be unable to invest in an issuer in which an account sponsored or managed by GC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions limit the scope of investment opportunities that would otherwise be available to us.
We, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, have received exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates will afford us additional investment opportunities and the ability to achieve greater diversification. There could be many follow-on opportunities available to other entities advised by GC Advisors and its affiliates that are unavailable to us due to the limitations of the exemptive relief granted to GC Advisors and its affiliates.
Although the terms of the exemptive relief require that GC Advisors will be given the opportunity to cause us to participate in certain transactions originated by affiliates of GC Advisors, GC Advisors could determine that we not participate in those transactions and for certain other transactions (as set forth in certain criteria approved by our board of directors) GC Advisors may not have the opportunity to cause us to participate. In addition, even if we and any such other entities sponsored or managed by GC Advisors or its affiliates invest in the same securities or loans, conflicts of interest could still arise. For example, it is possible that, as a result of legal, tax, regulatory, accounting, political or other considerations, the terms of such investment (and divestment thereof) (including with respect to price and timing) for us and such other entities advised by GC Advisors and its affiliates could differ. Additionally, we and such other entities advised by GC Advisors and its affiliates will generally have different investment periods and/or investment objectives (including return profiles) and, as a result, have conflicting goals with respect to the price and timing of disposition opportunities. As such, to the extent permissible under applicable law and any applicable order issued by the SEC, we and such other entities could dispose of co-investments at different times and on different terms.
We have entered into the Adviser Revolver, resulting in a conflict of interest between GC Advisors’ obligation to act in its own best interest and in our best interest.
We have entered into the Adviser Revolver, an unsecured revolving loan agreement with GC Advisors. GC Advisors has a conflict of interest between its obligation to act in our best interest and its own best interest. Any such loans or advances made to us under the Adviser Revolver will be consistent with applicable law, GC Advisors’ fiduciary obligations to act in our best interests, our investment objectives, and the asset coverage ratio requirements under the 1940 Act. The terms associated with any such loans from GC Advisors or its affiliates, including the interest charged, shall, in the aggregate, be no more favorable to GC Advisors or its affiliates than could be obtained in an arm’s length transaction but will not necessarily be on the same terms or at the same interest rate charged by GC

Advisors to other funds that it manages. Neither GC Advisors nor any of its affiliates is obligated to extend any such loans to us and such loans will not necessarily be made available to us in the same amounts or on the same economic terms as are made available to other funds advised by GC Advisors or its affiliates, or at all. In the event that we are required to find third-party financing in place of or in addition to loans from GC Advisors and its affiliates, such third-party financing could be at less favorable economic terms than the loans from GC Advisors and its affiliates, which could reduce our returns.
GC Advisors could make certain investment decisions for the purpose of receiving transaction fees.
In connection with investments made by us, GC Advisors and its affiliates often receive origination, commitment, documentation, structuring, facility, monitoring, amendment, refinancing, administrative agent and/or other fees from portfolio investments in which we invest or propose to invest. The potential for GC Advisors and its affiliates to receive such economic benefits creates conflicts of interest as GC Advisors and its affiliates have an incentive to invest in portfolio investments that provide such benefits. Similarly, GC Advisors and its affiliates could be incentivized to waive certain fees in connection with a refinancing in order to receive certain fees in the new transaction, including when we and/or other accounts advised by GC Advisors and its affiliates can participate in the original or refinanced investment, or both.
Reductions, waivers or absorptions of fees and costs can temporarily result in higher returns to investors than they would otherwise receive if full fees and costs were charged.
GC Advisors and its affiliates are permitted to reduce, waive or absorb some of the fees or costs otherwise due by us. For example, GC Advisors has agreed to irrevocably waive all Income Incentive Fees payable pursuant to the Investment Advisory Agreement during the Waiver Period and to defer payment of any Capital Gain Incentive Fee until after the Waiver Period, if and to the extent a Capital Gain Incentive Fee becomes payable as of any date after the Waiver Period. While this activity can be seen as friendly to investors, reductions, waivers and absorptions of fees and costs result in higher returns to investors than such investors would receive if full fees and costs were charged. Such fee waivers also create a conflict of interest as GC Advisors has an incentive to delay calling capital commitments to later periods in which such waivers are no longer in effect. There is no guarantee that any reductions, waivers or absorptions will occur in the future, and any reductions, waivers and absorptions are entirely at the discretion of GC Advisors or the Administrator, as applicable.
GC Advisors could prioritize its relationship with a borrower or private equity sponsor instead of seeking the most advantageous terms for our investments.
GC Advisors will not make any investment on behalf of us that it does not believe to be in our best interest However, conflicts can arise in any particular transaction between obtaining the most advantageous terms for an investment, which benefits us and other clients of GC Advisors participating in that investment, and maintaining GC Advisors’ relationship with a borrower or private equity sponsor, which likely serves the long-term best interests of GC Advisors’ clients overall, including us. For example, affiliates of GC Advisors hold relatively small, minority investments in unaffiliated private equity funds, which arguably creates an incentive for GC Advisors to cause us to invest in portfolio companies owned by such private equity funds and to treat such portfolio companies more favorably in a workout situation. As another example of the conflicts that could arise, GC Advisors is permitted to reduce or waive transaction or prepayment fees, offer loan terms that are more favorable to the borrower (and conversely, less favorable to us), accept a below target position size, agree to amend certain terms or waive existing terms or defaults or make other similar concessions to maintain or improve a relationship with a private equity sponsor or borrower, which GC Advisors believes will increase the likelihood of repeat business that will benefit us and GC Advisors’ other clients.
GC Advisors operates in multiple business lines and could pursue additional business lines, which could create a conflict of interest in the allocation of its time and focus.
While Golub Capital maintains two major business lines, it has explored and will continue to explore opportunities outside these business lines. Such activity could adversely affect us. These risks include reputational damage, loss of management attention and time due to multiple constraints, regulatory sanctions, adverse impact to business relationships, increased competition of capital allocations, and expansion of potential risks to GC Advisors’ business as a whole outside those previously disclosed. New business lines could also exacerbate existing conflicts of interest and raise new conflicts.

Investors should be aware that other lines of business at Golub Capital could indirectly affect their investment in us, even if we are not directly exposed to those lines of business. While GC Advisors and its affiliates keep each investment client as a legally distinct entity or account, there are risks that a separate business line suffering a material adverse condition could affect other business lines to which we have direct exposure, and consequently, our performance. These risks could materially affect GC Advisors’ business as a whole, and include loss of reputation, loss of management time and focus, regulatory sanctions, and adverse impact to business relationships.
Golub Capital could pursue strategic transactions, which could create a conflict of interest in the allocation of GC Advisors’ time and focus.
Golub Capital could engage in any number of strategic transactions, including acquisitions, divestitures, joint ventures, new business formations, restructurings, launches of new investment fund strategies and structures or even a fund that pursues a strategy that is different than what Golub Capital has historically focused on, such as a private equity fund of funds. Additionally, Golub Capital could sell stakes in itself or in its affiliates or acquire stakes in other asset managers, service providers or investment vehicles, including to or from investors in the Company. In August 2018, Golub Capital sold a passive, non-voting minority stake in its management companies. While Golub Capital has not subsequently engaged in any material strategic transactions, it could do so in the future.
Strategic transactions are subject to many risks, such as the risk that the transaction might not be successful in meeting its strategic goals, or the risk that the transaction might divert the attention of GC Advisors from our core investment activities, or the risk that the management team will not be successful in developing and operating the underlying business involved in the strategic transaction.
We and GC Advisors could be the target of litigation or regulatory investigations.
We as well as GC Advisors and its affiliates participate in a highly regulated industry and are each subject to regulatory examinations in the ordinary course of business. There can be no assurance that we and GC Advisors and/or any of its affiliates will avoid regulatory investigation and possible enforcement actions stemming therefrom. GC Advisors is a registered investment adviser and, as such, is subject to the provisions of the Investment Advisers Act. We and GC Advisors are each, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general.
There is also a material risk that applicable governmental authorities and regulators in the United States and other jurisdictions will continue to adopt new laws or regulations (such as tax, privacy and anti-money laundering laws or regulations), or change existing laws or regulations, or enhance the interpretation or enforcement of existing laws and regulations, in each case in a manner that is burdensome for GC Advisors and for us. Any such events or changes could occur during the term of the Company and could adversely affect us or GC Advisors and GC Advisors’ ability to operate and/or pursue its management strategies on behalf of us. Further, any such events or changes could adversely affect obligors’ ability to make payments on loans to which we are directly or indirectly exposed or otherwise adversely affect the value of such investments. Such risks are often difficult or impossible to predict, avoid or mitigate in advance. As a result, there can be no assurance that any of the foregoing will not have an adverse impact on the business of GC Advisors and/or any of its affiliates or our performance. From time to time, GC Advisors and its affiliates could take certain actions that they determine are necessary, appropriate or in the best interests of us and our stockholders, taken as a whole, to mitigate the application or impact of certain laws or regulations.
GC Advisors, its affiliates and/or any of their respective principals and employees could also be named as defendants in, or otherwise become involved in, litigation. Litigation and regulatory actions can be time-consuming and expensive and can lead to unexpected losses, which expenses and losses are often subject to indemnification by us. Legal proceedings could continue without resolution for long periods of time and their outcomes, which could materially and adversely affect the value of us or the ability of GC Advisors to manage us, are often impossible to anticipate. GC Advisors would likely be required to expend significant resources responding to any litigation or regulatory action related to it, and these actions could be a distraction to the activities of GC Advisors.

Our investment activities are subject to the normal risks of becoming involved in litigation by third parties. This risk would be somewhat greater if we were to exercise control or significant influence over a portfolio company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misfeasance, bad faith, gross negligence, or reckless disregard of the duties involved by GC Advisors, the Administrator, or any of our officers, be borne by us and would reduce our net assets. GC Advisors and others are indemnified by us in connection with such litigation, subject to certain conditions.
We will be subject to corporate-level income tax if we are unable to qualify as a RIC.
In order to qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for dividends paid, to our stockholders each taxable year. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we could fail to qualify as a RIC and, thus, could be subject to corporate-level income tax irrespective of the level of distributions paid to our stockholders. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements could result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and could result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our securityholders. See “ Business —Taxation as a RIC.”
We could need to raise additional capital to grow because we must distribute most of our income.
We can offer no assurance that we would be successful in meeting our target for capital commitments from investors in the private placement of our common stock or that we could raise a sufficient amount of capital to permit us to effectively implement our investment strategy and objectives. As a result, we could need additional capital to fund new investments and grow our portfolio of investments. In addition to the private placement of our common stock, we intend to access the capital markets periodically to issue debt or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, in order to qualify as a RIC, we are required to distribute each taxable year an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid as dividends for U.S. federal income tax purposes, to our stockholders. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which could have an adverse effect on the value of our securities. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we could receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy.
We could have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accretion of original issue discount. This could arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contractual PIK arrangements, is included in income before we receive any corresponding cash payments. We also could be required to include in income certain other amounts that we do not receive in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that includes interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. It is possible that accrued interest or other income previously used in the calculation of the incentive fee will become uncollectible, and GC Advisors has no obligation to refund any fees it received in respect of such accrued income.
Since in certain cases we could recognize income before or without receiving cash representing such income, we could have difficulty meeting the requirement to distribute dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our stockholders in order to maintain our qualification as a RIC. In such a case, we could have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we could fail to qualify as a RIC and thus be subject to corporate-level income tax. See “Business — Taxation as a RIC.”
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates could be subject to tax as though they received a distribution of some of our expenses.
We do not expect to be treated as a “publicly offered regulated investment company”. Until and unless we are treated as a “publicly offered regulated investment company” as a result of either (i) shares of our common stock and our preferred stock collectively being held by at least 500 persons at all times during a taxable year, (ii) shares of our common stock are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (iii) shares of our common stock being treated as regularly traded on an established securities market, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our investment adviser and certain of our other expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions are deductible only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code. See “Material U.S. Federal Income Tax Considerations — Taxation of U.S. Stockholders.”
Our investment period, or the Investment Period, could be extended
The Investment Period and, consequently, the term could be extended, thereby allowing us to make additional commitments for a longer duration. If an extension is approved, Investors will be required to fund drawdown purchases for a period beyond the original six-year term. In addition, an extension of the Investment Period will delay the commencement of the wind down period, a Liquidity Event, if any, and our ultimate liquidation.
Our stockholders could receive shares of our common stock as dividends, which could result in adverse tax consequences to them.
Although we currently do not intend to do so, we are permitted to declare a large portion of a dividend in shares of common stock at the election of each stockholder. Revenue Procedures issued by the IRS allow a publicly offered regulated investment company (as defined above) to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 20% of the aggregate declared distribution for distributions declared on or after January 1, 2023. The Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by regulated investment companies and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes.

As a result, stockholders could be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear to what extent we will be able to pay taxable dividends in cash and common stock (whether pursuant to IRS Revenue Procedures, a private letter ruling or otherwise).
The tax treatment of a non-U.S. stockholder in its jurisdiction of tax residence will depend entirely on the laws of such jurisdiction and could vary considerably from jurisdiction to jurisdiction.
Depending on (1) the laws of such non-U.S. stockholder’s jurisdiction of tax residence, (2) how we are treated in such jurisdiction, and (3) our activities, an investment in us could result in such non-U.S. stockholder recognizing adverse tax consequences in its jurisdiction of tax residence, including with respect to any generally required or additional tax filings and/or additional disclosure required in such filings in relation to the treatment for tax purposes in the relevant jurisdiction of an interest in us and/or of distributions from us and any uncertainties arising in that respect (GBDC 4 not being established under the laws of the relevant jurisdiction), the possibility of taxable income significantly in excess of cash distributed to a non-U.S. stockholder, and possibly in excess of our actual economic income, the possibilities of losing deductions or the ability to utilize tax basis and of sums invested being returned in the form of taxable income or gains, and the possibility of being subject to tax at unfavorable tax rates. A non-U.S. stockholder could also be subject to restrictions on the use of its share of our deductions and losses in its jurisdiction of tax residence. Each stockholder is urged to consult its own tax advisers with respect to the tax and tax filing consequences, if any, in its jurisdiction of tax residence of an investment in us, as well as any other jurisdiction in which such prospective investor is subject to taxation.
Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.
We could issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the current provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals the percentage of gross assets less all liabilities and indebtedness not represented by senior securities after each issuance of senior securities that is applicable to us under Section 61 of the 1940 Act. Following the approval of our sole stockholder of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act and subject to our compliance with certain disclosure requirements, effective as of April 2, 2022, under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. Under the reduced 150% asset coverage requirement, we are permitted under the 1940 Act to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement that would otherwise apply to us as a business development company. If the value of our assets declines, we could be unable to satisfy this ratio. If that happens, we could be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such activities could be disadvantageous. This could have a material adverse effect on our operations, and we may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.
If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. We do not, however, anticipate directly issuing debt securities in the next 12 months. As of September 30, 2022, we had outstanding borrowings of $64,882,849.
In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. If we issue preferred stock, which is another form of leverage, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and could have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that could involve a premium price for holders of our common stock or otherwise be in the best interest of our common stockholders. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue.

In addition, any interests of preferred stockholders would not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive distributions would be senior to those of holders of shares of our common stock. We do not, however, anticipate issuing preferred stock in the next 12 months.
We are not generally able to issue and sell our common stock at a price below net asset value per share. We could, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and, in certain cases, if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold cannot be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time would decrease, and holders of our common stock could experience dilution.
We can provide no assurance as to when or how often investors will be required to fund drawdown purchases; investors could fail to fund a drawdown purchase when due and GC Advisors’ management of our cash balances could affect our returns.

We have the right to call an investor’s entire capital commitment, but expect to call only a limited amount of capital commitments for each drawdown purchase and there is no assurance we will call an investor’s entire capital commitment during our Investment Period. The timing of drawdown purchases is difficult to predict, requiring each investor to maintain sufficient liquidity until its capital commitments to purchase shares of common stock are fully funded. In addition, there is no assurance that all investors will satisfy their respective capital commitments to purchase shares of common stock. To the extent that one or more investors does not satisfy its or their capital commitments when due or at all, there could be a material adverse effect on our business, financial condition and results of operations, including an inability to fund our investment obligations, make appropriate distributions to our stockholders or to continue to satisfy applicable regulatory requirements under the 1940 Act. If an investor fails to satisfy any part of its capital commitment when due, other stockholders who have outstanding capital commitments could be required to fund such capital commitment sooner than they otherwise would have absent such default. We cannot assure you that we will recover the full amount of the capital commitment of any defaulting investor.

Given the current economic and competitive environments, GC Advisors believes that it will be advantageous to have significant unfunded capital commitments available to be called so that we are well positioned to capitalize on opportunities if and when they arise in an evolving market. As such, Golub Capital expects to raise additional investment funds with the same or similar strategies as us and to call capital from such additional investment funds, in each case, at any time, including prior to all capital commitments being fully called. Additionally, GC Advisors and its affiliates currently manage other investment funds for which capital commitments have not been fully called. There is no guarantee that the pace at which the capital commitments will be called will be similar to the pace at which other investment funds managed by GC Advisors or its affiliates have had capital called. These factors pose conflicts of interest with respect to the pace of drawdown purchases by investors.

Although GC Advisors will attempt to manage our cash balances so that they are not significantly larger than needed for our investments and other obligations, GC Advisors’ ability to manage cash balances could be affected by changes in the timing of investment closings, access to leverage for our short-term borrowing purposes, Investor defaults or late payments of drawdown purchases and other factors. GC Advisors’ management of cash balances could have a material effect on our performance.

We finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us.
The use of leverage accelerates and increases the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will depend on GC Advisors’ and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. While we intend to target a leverage ratio of between 0.85x and 1.25x, meaning for each one dollar of equity, we intend to target $0.85 to $1.25 of debt, this limitation will not prevent us from incurring additional leverage or otherwise exceeding such leverage ratio to the full extent permissible under the 1940 Act, including during periods when we are experiencing unusual market volatility or other unexpected conditions.
We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. While leverage presents opportunities for increasing our total return, it also has the potential to increase losses. Accordingly, any event that adversely affects the value of an investment would be magnified to the extent we use leverage. Such events could result in a substantial loss to us, which would be greater than if leverage had not been used.
In addition, our investment objectives are dependent on the continued availability of leverage at attractive relative interest rates, including loans to bridge the time period before drawdown purchases are made by investors, to ensure timely funding of negotiated investments, to assist with loan origination and/or because the timing of funding inflow and outflow is not in sync.
We could issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We have the ability to pledge up to 100% of our assets and can grant a security interest in all of our assets under the terms of any debt instruments we could enter into with lenders. We expect the terms of any indebtedness we enter into to require us to comply with certain financial and operational covenants. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not used leverage, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our common stock or any outstanding preferred stock. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to GC Advisors.
The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2022, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns could be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(1)	(23.39)%	(13.67)%	(3.94)%	5.78%	15.51%
(1)Assumes $135,029,368 in total assets, $64,882,849 in debt outstanding and $69,426,074 in net assets as of September 30, 2022 and an effective annual interest rate for the period from April 1, 2022 (commencement of operations) to September 30, 2022 of 4.22%.
Based on our outstanding indebtedness of $64,882,849 as of September 30, 2022 and the effective annual interest rate for the period from April 1, 2022 (commencement of operations) to September 30, 2022 of 4.22%, our investment portfolio would have been required to experience an annual return of at least 4.19% to cover annual interest payments on the outstanding debt.
If we are unable to obtain leverage or if the interest rates of such leverage are not attractive, we could experience diminished returns. The number of leverage providers and the total amount of financing available could decrease or remain static. We could, directly or through subsidiaries, have concentrated exposure to a small number of commercial lenders or other financing providers, which could result in GBDC 4 being dependent on the continued availability of capital from such financing providers. Consequently, available financing could be more expensive or on terms that are less desirable than in an environment with a larger number of leverage providers.

As a business development company, we generally are required to meet the asset coverage ratio of total assets to total borrowings and other senior securities, which include our borrowings and any preferred stock that we could issue in the future, that is applicable to us under the 1940 Act. Currently, this asset coverage ratio is 150% so long as we continue to meet certain disclosure requirements in accordance with Section 61(a)(2) of the 1940 Act. As a result, we are permitted under the 1940 Act to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement that would otherwise apply to us as a business development company. If our asset coverage ratio declines below 150% (or such other percentage as is prescribed by law from time to time), we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and could prevent us from making distributions in amounts sufficient to maintain our status as a RIC, or at all.
Our stockholders will experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan, or DRIP.
All distributions declared in cash payable to stockholders that are participants in our DRIP are automatically reinvested in shares of our common stock. As a result, our stockholders that do not participate in our DRIP will experience dilution in their ownership percentage of our common stock over time.
We are subject to risks associated with any Credit Facility.
We, directly, or indirectly through a wholly-owned subsidiary, or Funding Subsidiary, have entered into and expect to enter into in the future one or more revolving credit facilities, or, each a Credit Facility, that we expect will be secured by our portfolio company investments and/or capital commitments from investors in the private placement of our common stock. Our Funding Subsidiary, GBDC 4 Funding, has entered into the PNC Credit Facility, which is a Credit Facility. As a result of a Credit Facility, we would be subject to a variety of risks, including those set forth below. Certain terms of credit facilities and other forms of leverage will have the effect of imposing constraints on our investments, including requiring the lender’s consent to make new or additional investments or to move cash or other assets from a subsidiary of ours, even if the subsidiary is not in default. Credit agreements typically include terms that permit the lender to materially reduce or terminate the credit line, including an acceleration right or a termination right upon any event of default. In some cases, events of default are tied to events relating to the borrowing entity, us, or other circumstances, even if those events are not related to the borrower’s ability to repay the borrowing. To the extent we pledge capital commitments as collateral for a Credit Facility, a lender could have the right to issue drawdown notices and require the funding of a drawdown purchase from investors in the private placement of our common stock, the proceeds of which would be used to pay down the Credit Facility. In the event that a Credit Facility or other form of leverage is materially reduced or terminated, there can be no assurance that suitable replacement financing facilities could be arranged. Any reduction or termination might result in our being unable to obtain financing for additional investments and could reduce investor returns by deleveraging us and causing investors to bear increased costs. Upon an event of default relating to a Credit Facility or other form of financing, it is likely that the leverage provider would attempt to exercise its remedies, which could have a material adverse impact on us. The existence of these limitations could cause GC Advisors or its affiliates to incur leverage in conditions that are not optimal.
We are subject to risks associated with any Credit Facility that utilizes a Funding Subsidiary as our interests in any Funding Subsidiary are subordinated and we could be prevented from receiving cash on our equity interests from a Funding Subsidiary.
We own directly or indirectly 100% of the equity interests in each Funding Subsidiary, including GBDC 4 Funding. We consolidate the financial statements of any Funding Subsidiary, including GBDC 4 Funding, in our consolidated financial statements and treat the indebtedness of the Funding Subsidiary as our leverage. Our interests in any Funding Subsidiary are subordinated in priority of payment to every other obligation of the Funding Subsidiary and are or would be subject to certain payment restrictions set forth in the applicable Credit Facility, including, with respect to GBDC 4 Funding, the PNC Facility.
Our equity interests in any Funding Subsidiary will rank behind all of the secured and unsecured creditors, known or unknown, of such Funding Subsidiary, including the lenders in the applicable Credit Facility.

Consequently, to the extent that the value of the portfolio of loan investments held by a Funding Subsidiary has been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the return on our investment in the Funding Subsidiary could be reduced. Accordingly, our investment in any Funding Subsidiary could be subject to up to a complete loss.
In addition, under the PNC Credit Facility, if GBDC 4 Funding does not meet the borrowing base test set forth in the PNC Credit Facility documents, a default would occur. In the event of a default under the documents governing a Credit Facility, including the PNC Credit Facility, cash would be diverted from us to pay the lenders and other secured parties until they are paid in full. In the event that we fail to receive cash from our Funding Subsidiaries, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions. We cannot assure you that distributions on the assets held by any Funding Subsidiary will be sufficient to make any distributions to us or that such distributions will meet our expectations.
Our ability to sell investments held by any Funding Subsidiary is limited.
A Credit Facility, including the PNC Credit Facility, would be expected to place significant restrictions on the Credit Facility servicer’s ability to sell investments held by the Funding Subsidiary. As a result, there could be times or circumstances during which we would be unable to sell investments or take other actions that could be in our best interests.
We can enter into repurchase agreements, which are another form of leverage.
We can enter into repurchase agreements as part of our management of our temporary investment portfolio. Under a repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan where the counterparty acquires securities we hold as collateral subject to our obligation to repurchase and its obligation to resell the securities at an agreed upon time and price. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest, which are for our benefit.
Our use of repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the repurchase agreement could decline below the price of the securities that we have sold but remain obligated to purchase. In addition, there is a risk that the market value of the securities retained by us could decline. If a buyer of securities under a repurchase agreement were to file for bankruptcy or experience insolvency, we could be adversely affected. Also, in entering into repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are less than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with repurchase agreements, our net asset value would decline, and, in some cases, we could be worse off than if we had not used such agreements.
We are a holding company and could depend on payments from our subsidiaries in order to pay distributions on our common stock.
We are a holding company and expect to fund a substantial portion of our investments through wholly-owned subsidiaries, and a substantial portion of the assets that we hold directly are the equity interests in such subsidiaries. We depend upon the cash flow from our subsidiaries and the receipt of funds from them in the form of dividends, and other distributions, any of which could be subject to restriction or limitations. Our ability to pay distributions to our stockholders could be affected by a subsidiary’s ability to exit investments or refinance credit facilities or other forms of leverage or otherwise satisfy covenants applicable to such subsidiary pursuant to the agreements governing the debt of any such subsidiary. The illiquidity of the underlying investments held by a subsidiary of ours (directly or indirectly) can make it difficult for the subsidiary to make net income or return of capital distributions to us, and thereby affect our ability to make distributions or wind down at the end of our term.
We are subject to risks associated with any debt securitizations, including certain structured financing risks.
To finance investments, we could securitize certain of our secured loans or other investments, including through the formation of one or more debt securitizations, or a Debt Securitization, while retaining all or most of the exposure to the performance of these investments, we are subject to a variety of risks, including those set forth below.

We use the term “debt securitization” in this Annual Report on Form 10-K to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets.
In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity, or Securitization Issuer, completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity could issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. Term debt securitizations are also known as CLOs and would be a form of secured financing incurred by us, which are consolidated by us and subject to our overall asset coverage requirement.
In a Debt Securitization, we would expect to retain the most junior class of notes issued by the Securitization Issuer, which notes are subordinated in priority of payment to the other notes issued by such Securitization Issuer and would be subject to certain payment restrictions set forth in the indenture governing the notes issued by such Securitization Issuer. Therefore, we would only receive cash distributions on such notes if the applicable Securitization Issuer made all cash interest payments to all other notes it has issued. Consequently, to the extent that the value of the portfolio of loan investments held by a Securitization Issuer were reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of any notes that we retained at their redemption could be reduced. If a Securitization Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the applicable Debt Securitization, cash would be diverted from the notes that we hold to first pay the more senior notes issued by such Securitization Issuer in amounts sufficient to cause such tests to be satisfied.
Each Securitization Issuer is the residual claimant on funds, if any, remaining after holders of all classes of notes issued by such Securitization Issuer have been paid in full on each payment date or upon maturity of such notes under the applicable Debt Securitization documents. As the holder of the membership interests in each Securitization Issuer, we could receive distributions, if any, only to the extent that the applicable Securitization Issuer makes distributions out of funds remaining after holders of all classes of notes issued by such Securitization Issuer have been paid in full on each payment date any amounts due and owing on such payment date or upon maturity of such notes. In the event that we fail to receive cash directly from a Securitization Issuer, we could be unable to make distributions in amounts sufficient to maintain our ability to be subject to tax as a RIC, or at all.
The notes issued by each Securitization Issuer that would be held by third parties (the “Senior Securitization Notes”) would be debt obligations ranking senior in right of payment to other securities issued by the respective Securitization Issuer in the applicable Debt Securitization. As such, there are circumstances in which the interests of holders of the Senior Securitization Notes may not be aligned with the interests of holders of the other classes of notes issued by, and membership interests of, the applicable Securitization Issuer.
If an event of default has occurred and acceleration occurs in accordance with the terms of the indenture for a Debt Securitization, the Controlling Class of such debt securitization, as the most senior class of notes or loans then outstanding in such debt securitization will be paid in full before any further payment or distribution on the more junior classes of notes and membership interests. In addition, if an event of default under a Debt Securitization, holders of a majority of the Controlling Class of the applicable debt securitization could be entitled to determine the remedies to be exercised under the applicable indenture, subject to the terms of such indenture. For example, upon the occurrence of an event of default with respect to the notes issued by a Securitization Issuer, the trustee or holders of a majority of the Controlling Class could declare the principal, together with any accrued interest, of all the notes of such class and any junior classes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the Securitization Issuer. If at such time the portfolio loans were not performing well, the Securitization Issuer could not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations of holders of the notes we hold, or to pay a dividend to holders of the membership interests.

Remedies pursued by the Controlling Class could be adverse to the interests of the holders of the notes that are subordinated to the Controlling Class (which would be expected to include any notes held by us), and the Controlling Class will have no obligation to consider any possible adverse effect on such other interests. Thus, we cannot assure you that any remedies pursued by the Controlling Class would be in our best interests or that we would receive any payments or distributions upon an acceleration of the notes. In a liquidation under any Debt Securitization, the notes that we directly or indirectly retained would be subordinated to payment of the other classes notes issued by the Securitization Issuer and could not be paid in full to the extent funds remaining after payment of more senior notes not held by us are insufficient.
In addition, after certain senior classes of notes are paid in full, the remaining noteholder could amend the applicable indenture to, among other things, direct the assignment of any remaining assets to other wholly-owned subsidiaries for a price less than the fair market value of such assets with the difference in price to be considered an equity contribution to such subsidiaries.
Any failure of a Securitization Issuer to make distributions on the notes we indirectly or directly hold, whether as a result of an event of default, liquidation or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and could result in an inability of us to make distributions sufficient to maintain our ability to be subject to tax as a RIC, or at all.
The structure of each Debt Securitization is intended to prevent, in the event of our bankruptcy, the consolidation of the Securitization Issuer with our operations. If the true sale of the assets in each Debt Securitization were not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the applicable Securitization Issuer for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the applicable Debt Securitization, which would equal the full amount of debt of the applicable Securitization Issuer reflected on our consolidated balance sheet.
In addition, we cannot assure you that the recovery in the event we were consolidated with a Securitization Issuer for purposes of any bankruptcy proceeding would exceed the amount to which we would otherwise be entitled as the holder of the notes issued by such Securitization Issuer and retained by us had we not been consolidated with the applicable Securitization Issuer. In addition, in connection with each of the Debt Securitizations, we would indirectly give the lenders certain customary representations with respect to the legal structure of the respective Securitization Issuer, and the quality of the assets transferred to each entity. We would remain indirectly liable for any breach of such representations for the life of the applicable Debt Securitization.
Adverse developments in the credit markets can impair our ability to enter into new debt financing arrangements.
During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. To the extent these circumstances arise again in the future, it could be difficult for us to finance the growth of our investments on acceptable economic terms, or at all and one or more of our leverage facilities could be accelerated by the lenders.
Our ability to invest in public companies is limited in certain circumstances. If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a business development company or be precluded from investing according to our current business strategy and decrease our operating flexibility.
To maintain our status as a business development company, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and investments in distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange could be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment. See “Business — Regulation — Qualifying Assets.”

We could be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to business development companies.
As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We can provide no assurance that we will be able to find a buyer for such investments and, even if we do find a buyer, we could be forced to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.
If we do not maintain our status as a business development company, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility.
The majority of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there could be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our board of directors. The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded is often not readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” most if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement and Disclosure, as amended, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation, the level of which could increase or decrease during periods of volatility or uncertainty. See “Risks Relating to Our Business and Structure—We are currently in a period of capital markets disruption and economic uncertainty.” Even if observable market data are available, such information could be the result of consensus pricing information or broker quotes, which could include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
We have retained the services of several independent service providers to review the valuation of these securities. At least once annually, the valuation for each portfolio investment for which a market quote is not readily available is reviewed by an independent valuation firm. The types of factors that our board of directors could take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, could fluctuate over short periods of time and could be based on estimates, our determinations of fair value could differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
We adjust quarterly the valuation of our portfolio to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statement of operations as net change in unrealized appreciation or depreciation.

Government intervention in the credit markets could adversely affect our business.
The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps since the financial crises of 2008-2009 and the COVID-19 global pandemic and in response to inflationary pressures. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets.
Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, like those caused by the COVID-19 pandemic, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.
Our board of directors could change our investment objective, operating policies and strategies without prior notice or stockholder approval.
Our board of directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective and certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we cannot change the nature of our business so as to cease to be, or withdraw our election as, a business development company. Under Maryland law, we also cannot be dissolved without prior stockholder approval. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, operating results and the price of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.
Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts, which could have an adverse effect on the price of our common stock.
The Maryland General Corporation Law, or the MGCL, our charter and our bylaws contain provisions that could discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, the application of which is subject to any applicable requirements of the 1940 Act. Under the Maryland Business Combination Act, if our board of directors does not first approve a business combination, the Maryland Business Combination Act could discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.
In addition, our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from such act, it can make it more difficult for a third-party to obtain control of us and increase the difficulty of consummating such an offer. Also, our charter provides for classifying our board of directors in three classes serving staggered three-year terms, and provisions of our charter authorize our board of directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock and to amend our charter, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue.
These takeover defense provisions could inhibit a change of control in circumstances that would otherwise provide value to our stockholders.
GC Advisors can resign on 60 days’ notice, and we can provide no assurance that we would be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
GC Advisors has the right to resign under the Investment Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If GC Advisors resigns, we can provide no assurance that we would be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition and results of operations and cash flows as well as our ability to pay distributions are likely to be adversely affected and the value of our common stock could decline.

In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by GC Advisors and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective and portfolio could result in additional costs and time delays that could adversely affect our business, financial condition, results of operations and cash flows.
The Administrator can resign on 60 days’ notice, and we can provide no assurance that we would be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
The Administrator has the right to resign under the Administration Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Administrator resigns, we can provide no assurance that we would be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our common stock could decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective and portfolio could result in additional costs and time delays that could adversely affect our business, financial condition, results of operations and cash flows.
We intend to limit participation in our common stock by certain investors due to certain restrictions of the Employee Retirement Income Security Act of 1974 (ERISA) as amended.
Because we do not anticipate that our common stock will be a “publicly offered security” for purposes of regulations promulgated by the U.S. Department of Labor, as modified by Section 3(42) of ERISA, or the Plan Assets Regulation, as described below, we do not intend to permit employee benefit plans and other plans, as defined in and subject to Section 4975 of the Code, to hold twenty-five percent (25%) (or such higher percentage as can be specified in regulations promulgated by the United States Department of Labor) or more of the value of any outstanding class of our capital stock. Accordingly, we expect that our assets will not be treated as “plan assets” subject to Title I of ERISA or Section 4975 of the Code, as amended, though there is no assurance that this will be the case. Were our assets to be treated as “plan assets” (that is, if 25% or more of the value of any class of capital stock is held by certain benefit plan investors), we could, among other things, be subject to certain restrictions on our ability to carry out our activities as described herein. Moreover, we can require certain benefit plan investors or other employee benefit plans not subject to Title I of ERISA or Section 4975 of the Code to reduce or terminate their interests in us at such time.
Risks Relating to Our Investments
Economic recessions or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results.
Many of our portfolio companies are susceptible to economic slowdowns or recessions and could be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions could decrease the value of collateral securing any of our loans and the value of any equity investments. A severe recession could further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.
Any deterioration of general economic conditions could lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on our performance and financial results, and the value and the liquidity of our investments.

In an economic downturn, we could have non-performing assets or an increase in non-performing assets, and we would anticipate that the value of our portfolio would decrease during these periods. Failure to satisfy financial or operating covenants imposed by lenders to a portfolio company, including us, could lead to defaults and, potentially, acceleration of payments on such loans and foreclosure on the assets representing collateral for the portfolio company’s obligations. Cross default provisions under other agreements could be triggered and thus limit the portfolio company’s ability to satisfy its obligations under any debt that we hold and affect the value of any equity securities we own.
We would expect to incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a portfolio company following or in anticipation of a default.
Inflation could adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.
Our debt investments are risky and we could lose all or part of our investments.
The debt that we invest in is typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Therefore, our investments could result in an above average amount of risk and volatility or loss of principal.
Our investments in leveraged portfolio companies are risky, and we could lose all or part of our investment. Investment in leveraged companies involves a number of significant risks.
Leveraged companies in which we invest could have limited financial resources and could be unable to meet their obligations under their debt securities that we hold. These companies could be subject to restrictive financial and operating covenants and their leverage could impair their ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities could be limited. Such developments could be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we could have obtained in connection with our investment. Smaller leveraged companies also could have less predictable operating results and could require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.
Our investments in private and middle-market portfolio companies are risky, and we could lose all or part of our investment.
Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of GC Advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If GC Advisors is unable to uncover all material information about these companies, it would not be able to make a fully informed investment decision and we could lose money on our investments. Compared to larger companies, middle-market companies typically have shorter operating histories, more limited financial resources, newer technologies and/or products, smaller market shares, less experienced management teams and less predictable operating results, and often participate in quickly evolving markets, and are more reliant on a small number of products, managers or clients. Middle-market companies could also require substantial additional capital to support their operations, finance expansion or maintain their competitive position and could have difficulty accessing the capital markets to meet future capital needs, which could limit their ability to grow or to repay their outstanding indebtedness upon maturity.

In addition, the middle market companies in which we invest could be subject to governmental and non-governmental regulations, including by federal and state regulators and various self-regulatory organizations and the costs of complying with these laws and regulations could be more material to the company as compared to a larger company. If a company in which we directly or indirectly invest fails to comply with an applicable regulatory regime, it could be subject to fines, injunctions, operating restrictions or criminal prosecution, any of which could materially and adversely affect the value of our investment.
We will not control a portfolio company’s management or the manner in which a company’s management addresses the company’s risks except in the event that a portfolio company defaults on its loan from us and we seek to enforce our security interest. In addition, middle-market companies often require additional financing to expand or maintain their competitive position, and they could have a more difficult time obtaining additional capital than larger companies.
An important concern in making investments is the possibility of material misrepresentation or omission on the part of the portfolio company. Such inaccuracy or incompleteness can adversely affect, among other things, the valuation of collateral, other debt obligations, our ability to perfect or effectuate a lien on the collateral securing a loan or other debt obligation, the financial condition of the issuer, or the business prospects of the issuer. We will rely upon the accuracy and completeness of representations made by portfolio companies to the extent reasonable. However, there can be no guarantee that such representations are accurate or complete.
If the issuer of securities purchased by us does not perform to GC Advisors’ expectations, the value of its equity and debt securities would likely decline and the issuer could default on its obligations. Poor performance can be caused by a number of factors, including failures of management, competitive pressures, pressure by customers and suppliers, labor unrest, or force majeure events, such as the COVID-19 pandemic. While GC Advisors intends to invest in portfolio companies in industries that it believes are resistant to recessions, there can be no assurance that such portfolio companies will not be adversely affected by other market or economic conditions.
The value of our investments in loans will likely be detrimentally affected to the extent a borrower defaults on its obligations, there is insufficient collateral, and/or there are extensive legal and other costs incurred in collecting on a defaulted loan. GC Advisors will attempt to minimize this risk, for example, by maintaining low loan-to-liquidation values with each loan and the collateral underlying the loan. However, there can be no assurance that the liquidation value assigned by GC Advisors would be realized by the portfolio company upon liquidation, nor can there be any assurance that such collateral will retain its value. In addition, certain of our loans will be supported, in whole or in part, by personal guarantees made by the borrower or an affiliate of the borrower. If such guarantee is called and the guarantor fails to meet its obligations under the guarantee, the amount realizable with respect to a loan will generally be detrimentally affected. There could be a monetary as well as a time cost involved in collecting on defaulted loans and, if applicable, taking possession of various types of collateral. In addition, any activity deemed to be active lending/origination by us could subject it to additional regulation.
An investment strategy focused primarily on privately held companies presents certain challenges, including, but not limited to, the lack of available information about these companies.
We invest primarily in privately held companies. Because private companies have reduced access to the capital markets, such companies could have diminished capital resources and ability to withstand financial distress. Often, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the departure of one or more of these persons could have a material adverse impact on the portfolio company and, as a result our investments.
We would be subject to risks if we are required to assume operation of portfolio companies upon default.
We, together with other funds managed by GC Advisors and its affiliates, would be expected to take over a portfolio company if the company defaults on its loans. Depending on factors including the health of the economy, the credit cycle, and the portfolio companies’ various industries, it is reasonable to assume that portfolio companies will default over time, and this risk is significantly increased by the COVID-19 pandemic. In such circumstances, we and the other funds would likely seek to enforce our rights under the applicable credit documentation and could opt to take over such portfolio companies.

When a portfolio company is taken over, we and the other funds and their investors are subject to different risks than we are as holders of interests in loans to such portfolio company. Operating a portfolio company, even for a limited period of time pending the sale of collateral, can distract senior personnel of GC Advisors and its affiliates from their normal business. Additionally, defaulting portfolio companies often require additional capital to be effectively turned around. There is no guarantee that any defaulting portfolio company can be turned around or that our investments in such portfolio company will be successful. Finally, operating a portfolio company could subject us to potential liabilities, including management, employment, and/or environmental liabilities.
The lack of liquidity in our investments could adversely affect our business.
The debt to which we are primarily exposed is expected to consist predominantly of loans and notes that are obligations of corporations, partnerships or other entities. This debt often has no, or only a limited, trading market. The investment in illiquid debt will often restrict our ability to dispose of investments in a timely fashion, for a fair price, or at all. If an underlying issuer of debt experiences an adverse event, this illiquidity would make it more difficult for us to sell such debt, and we could instead be required to pursue a workout or alternate way out of the position. To the extent debt in a portfolio company is also held by other third-party investors, we would generally have limited control over a workout or alternate means of disposition and the person(s) having such control could have interests that are not aligned with ours. We would likely also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, GC Advisors, Golub Capital or any of its affiliates have material non-public information regarding such portfolio company.
Price declines and illiquidity in the corporate debt markets could adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. The fair value methodology utilized is in accordance with the fair value principles established by the ASC Topic 820. Our board of directors uses the services of one or more independent service providers to review the valuation of our illiquid investments. Valuations reflect significant events that affect the value of the instruments. As part of the valuation process, we could take into account the following types of factors, if relevant, in determining the fair value of our investments:
•a comparison of the portfolio company’s securities to publicly traded securities;
•the enterprise value of the portfolio company;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•the markets in which the portfolio company does business; and
•changes in the interest rate environment and the credit markets generally that could affect the price at which similar investments could be made in the future and other relevant factors.
The fair value measurement seeks to approximate the price that would be received for an investment on a current sale and assumes that the transaction to sell an asset occurs in the principal market for such asset or, in the absence of a principal market, the most advantageous market for such asset, which could be a hypothetical market, and excludes transaction costs. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets could result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio could reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and could suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Because orderly markets currently do not exist for some investments, and because valuations, and particularly valuations of private investments and private companies, require judgment, are inherently uncertain, could fluctuate over short periods and are often based on estimates, our determinations of the fair value of investments could differ materially from the values that would have been used had a ready market existed for such investments.

Our portfolio companies could prepay loans, which could reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
The loans in our investment portfolio could be prepaid at any time, generally with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, we do not know when, and if, prepayment could be possible for each portfolio company. Certain fixed-income securities are subject to the risk of unanticipated prepayment. Prepayment risk is the risk that, when interest rates fall, the issuer will redeem the security prior to the security’s expected maturity. It is possible that we will reinvest the proceeds from such a redemption at a lower interest rate, resulting in less income to us.
Securities subject to prepayment risk generally offer less potential for gains when prevailing interest rates fall. If we buy those securities at a premium, accelerated prepayments on those securities could cause us to lose a portion of its principal investment. The impact of prepayments on the price of a security can be difficult to predict and could increase the security’s price volatility.
We are subject to credit and default risk and our portfolio companies could be unable to repay or refinance outstanding principal on their loans at or prior to maturity.
Credit risk refers to the likelihood that a borrower will default in the payment of principal and/or interest. Financial strength and solvency of a borrower are the primary factors influencing credit risk. Lack or inadequacy of collateral or credit enhancement for a debt instrument could also affect its credit risk. Credit risk can change over the life of a loan, and securities and other debt instruments that are rated by rating agencies can be downgraded. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity, which is expected to be a common feature among many of our loan investments. Investments with a deferred interest feature, such as original issue discount income and payment-in-kind interest, could represent a higher credit risk than investments that must pay interest in full in cash on a regular basis.
A significant downturn in the economy or a particular economic sector could have a significant impact on the business prospects of the portfolio companies to which we are exposed, whether directly or indirectly. Such developments could adversely affect the ability of such companies to comply with their loan repayment obligations. It is possible that the issuer of a note or other instrument in which we invest could default on its debts, in which case we could lose most or all of our investment in that instrument, subjecting us to significant loss. The risk and magnitude of losses associated with defaults could be increased where the instrument is leveraged.
We have not yet identified the portfolio company investments we will acquire and we could have difficulty sourcing investment opportunities.
While we currently hold a portfolio of investments, we have not yet identified additional potential investments for our portfolio that we will acquire with the proceeds of any offering of securities or repayments of investments currently in our portfolio. Privately negotiated investments in loans and illiquid securities or private middle-market companies require substantial due diligence and structuring, and we cannot provide any assurance that we will achieve our anticipated investment pace. As a result, investors will not be able to evaluate any future portfolio company investments prior to purchasing our securities. Additionally, GC Advisors selects all of our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. We anticipate that we will use substantially all of the net proceeds of any sale of our securities within approximately six months following the completion of any sale of our securities, depending on the availability of appropriate investment opportunities consistent with our investment objectives and market conditions. Until such appropriate investment opportunities can be found, we could also invest the net proceeds in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period could be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested.

We are a non-diversified investment company within the meaning of the 1940 Act and, therefore we are not limited with respect to the proportion of our assets that could be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we could invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value could fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We could also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company and could do so for an extended period of time.
Our portfolio could be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
It is possible that our portfolio could be concentrated in a limited number of portfolio companies and industries. As a result, our interests could be impaired by the concentration of our investments in any one obligor or obligors in a particular industry or geographic location in the event that such obligor, industry or geographic location were to experience adverse business conditions or other adverse events, including the effects of a global health pandemic such as the COVID-19 pandemic. In addition, defaults could be highly correlated with particular obligors, industries or geographic locations. If loans involving a particular obligor, industry or geographic location represent more than a small proportion of our portfolio, and that obligor, industry or geographic location were to experience difficulties that would affect payments on the loans, the overall timing and amount of collections on the loans held by us could differ from what was expected.
We could hold the debt securities of leveraged companies that could, due to the significant volatility of such companies, enter into bankruptcy proceedings.
Leveraged companies could experience bankruptcy or similar financial distress, and the risk of these events would be expected to significantly increase upon the occurrence of adverse events, including, for example, the COVID-19 pandemic or an inflationary economic environment. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are products of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer could have adverse and permanent effects on the issuer. If the proceeding is converted to a liquidation, the value of the issuer will not necessarily equal the liquidation value that was believed to exist at the time of the investment. A bankruptcy or other workout, often raises conflicts of interest (including, for example, conflicts over proposed waivers and amendments to debt covenants), including between investors who hold different types of interests in the applicable company. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and are paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations it owns could be reduced by increases in the number and monetary value of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) can be substantial.
Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court could recharacterize our debt investments as equity interests and subordinate all or a portion of our claim to that of other creditors. This could occur even though we have structured our investment as senior debt. Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio. Following an initial investment in a portfolio company, we could make additional investments in that portfolio company as “follow-on” investments, in seeking to:
•increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;

•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•preserve or enhance the value of our investment.
We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments could, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or could result in a missed opportunity for us to increase our participation in a successful portfolio company. Even if we have sufficient capital to make a desired follow-on investment, we could elect not to make a follow-on investment because we do not want to increase our level of risk, because we prefer other opportunities or because of regulatory or other considerations. Our ability to make follow-on investments could also be limited by GC Advisors’ allocation policy.
Because we generally do not hold controlling equity interests in our portfolio companies, we generally will not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
To the extent we do not hold controlling equity positions in our portfolio companies, we are subject to the risk that a portfolio company makes business decisions with which we disagree, and that the management and/or stockholders of a portfolio company could take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we can provide no assurance that we will be able to dispose of our investments in the event we disagree with the actions of a portfolio company and could therefore suffer a decrease in the value of our investments.
Our portfolio companies could incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies could fail to generate sufficient cash flow to service their debt obligations to us.
We have invested and intend to invest a portion of our capital in second lien and subordinated loans issued by our portfolio companies, and we could have exposure to a variety of debt that captures particular layers of a borrower’s credit structure, such as “last out” or “second lien” debt, or other subordinated investments that rank below other obligations of the borrower in right of payment. Subordinated investments are subject to greater risk of loss than senior obligations where there are adverse changes to the financial condition of the borrower or a decline in general economic conditions. Subordinated investments could expose us to particular risks in a distress scenario, such as the risk that creditors are not aligned. Holders of subordinated investments generally have less ability to affect the results of a distressed scenario than holders of more senior investments. Additionally, lenders to companies operating in workout modes are, in certain circumstances, subject to potential liabilities that could exceed the amount of such loan purchased by us.
We have made in the past, and could make in the future, unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on a portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and could secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all loans secured by collateral. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
The rights we could have with respect to the collateral securing any junior priority loans we make to our portfolio companies could also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that could be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:
•the ability to cause the commencement of enforcement proceedings against the collateral;
•the ability to control the conduct of such proceedings;

•the approval of amendments to collateral documents;
•releases of liens on the collateral; and
•waivers of past defaults under collateral documents.
We will not always have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected.

The disposition of our investments could result in contingent liabilities.
A significant portion of our investments involve private securities. In connection with the disposition of an investment in private securities, we could be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business.
We could also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements could result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of payments previously received by us.
GC Advisors’ liability is limited, and we have agreed to indemnify GC Advisors against certain liabilities, which could lead GC Advisors to act in a riskier manner on our behalf than it would when acting for its own account.
Under the Investment Advisory Agreement, GC Advisors does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our board of directors in following or declining to follow GC Advisors’ advice or recommendations. Under the terms of the Investment Advisory Agreement, GC Advisors, its officers, members, personnel and any person controlling or controlled by GC Advisors are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith, or reckless disregard of GC Advisors’ duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify GC Advisors and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith, or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections could lead GC Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.
We could be subject to risks related to investments in non-U.S. companies.
We have invested and continue to make investments in issuers located outside the United States. Investments in issuers located outside the United States that are generally denominated in non-U.S. currencies involve both risks and opportunities not typically associated with investing in securities of United States companies. The legal and regulatory environments often have material differences, particularly as to bankruptcy and reorganization. Other considerations include changes in exchange rates and exchange control regulations, political and social instability, general economic conditions, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, foreign government restrictions, less government supervision of exchanges, brokers and issuers, greater risks associated with counterparties and settlement, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Among the factors that could affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We could employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. As of September 30, 2022, we were invested in securities of seven non-U.S. companies. Securities issued by non-U.S. companies are not “qualifying assets ”under the 1940 Act, and we could invest in non-U.S. companies, including emerging markets issuers, to the limited extent such investments are permitted under the 1940 Act.

We could be subject to risks if we engage in hedging transactions and could become subject to risks if we invest in foreign securities.
Under the 1940 Act, a business development company is restricted from acquiring any asset other than assets of the type listed in the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. In order for our investments to be classified as “qualifying assets,” among other requirements, such investments must be in issuers organized under the laws of, and which have their principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. We can invest in non-U.S. companies, including emerging market issuers, to the limited extent such investments are permitted under the 1940 Act.
We expect that these investments would focus on the same types of investments that we make in U.S. middle-market companies and accordingly would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in securities of emerging market issuers involves many risks including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government’s economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies. Any of our portfolio company investments that are denominated in foreign currencies will be subject to the risks associated with fluctuations in currency exchange rates, which fluctuations could adversely affect our performance.
We could in the future enter into hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions or investing in foreign securities would entail additional risks to our stockholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options in currencies selected to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. We could also, for example, borrow under a credit facility in currencies selected to minimize our foreign currency exposure. Use of these hedging instruments could include counterparty credit risk. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. While hedging transactions can reduce such risks, they generally will not be designed to prevent all loss from our position. There also could be barriers that prevent us from entering into certain hedging transactions. These barriers will not necessarily impact other investment funds managed by GC Advisors or its affiliates. Hedging transactions could result in a lower overall performance for us than if it had not entered into hedging transactions and generally introduces new risks, such as counterparty risk and greater illiquidity. In addition, we are permitted to borrow funds in one or more foreign currencies as a form of protection against currency risk. The use of such financing could create new risks not traditionally associated with credit facilities or other forms of leverage. Conversely, to the extent that we do not enter into hedging transactions, borrower defaults and fluctuations in currency exchange rates or interest rates could result in poorer overall performance for us than if it had entered into such hedging transactions.
The success of any hedging transactions that we enter into will depend on our ability to correctly predict movements in currency and interest rates. Therefore, while we could enter into hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition,the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we would not necessarily seek to (or be able to) establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it is often not possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions could also be limited under the Code as well as adversely affected by rules adopted by the CFTC.

We could suffer losses from our equity investments.
While our investment portfolio will be focused on loans, we are also permitted to invest in equity securities. Such investments are expected to represent minority ownership in the issuer and are subordinate to the claims of the issuer’s creditors and, to the extent such securities are common securities, to preferred equity holders. The value of equity securities is dependent on the performance of the issuer and can fluctuate based on the issuer’s financial performance,market conditions, and overall economic conditions. Dividends paid to equity holders could be suspended or cancelled at any time, and minority owners could have limited protections. We also could be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell our underlying equity interests.
In addition, if an issuer of equity securities in which we have invested sells additional shares of its equity securities, our interest in the issuer will be diluted and the value of our investment could decrease. For the foregoing reasons, investments in equity securities can be highly speculative and carry a substantial risk of loss of investment. Investments in equity securities can carry additional risks or have other characteristics that require different structuring. As such, these investments can be made directly, or indirectly through blocker entities or otherwise.
We could be subject to lender liability claims with respect to our portfolio company investments.
A number of judicial decisions have upheld judgments for borrowers against lending institutions on the basis of various legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing or a similar duty owed to the borrower, or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We could be required to defend allegations of lender liability from time to time.
Loans to companies operating in workout modes or under Chapter 11 of the U.S. Bankruptcy Code are, in certain circumstances, subject to certain potential liabilities that could exceed the amount of such loan purchased by us. Under common law principles that in some cases form the basis for lender liability claims, if a lender or bondholder (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a stockholder to dominate or control a borrower to the detriment of other creditors of such borrower, a court could elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of the loans, the loans could be subject to claims of subordination.

Risks Relating to Investors in Our Securities
There is no public market for shares of our common stock, and we do not expect there to be a market for shares of our common stock.
There is no existing trading market for shares of our common stock, and no market for our shares could develop in the future. If developed, any such market may not be sustained. In the absence of a trading market, our stockholders could be unable to liquidate an investment in our common stock. Our outstanding shares of common stock have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.
There are restrictions on the ability of holders of our common stock to transfer shares in excess of the restrictions typically associated with a private placement of securities under Regulations D and other exemptions from regulations under the Securities Act, and these additional restrictions could further limit the liquidity of an investment in shares of our common stock and the price at which holders may be able to sell shares of our common stock.
Our common stock will not be registered under the Securities Act, nor any other securities laws and will not be readily transferable, if at all. There will be no market for shares of our common stock, and we do not expect any market to develop. Shares of our common stock will have limited transferability and require our consent, which can be withheld in our sole discretion, to any transfer. Although we, in our discretion, can permit a transfer of shares or, if authorized by our board of directors, repurchase shares, an investor generally will have no right to transfer its shares.
We will not seek to pursue an initial public offering or listing on a national securities exchange of our shares of common stock, meaning that the shares will remain subject to these restrictions on transfer until our dissolution or the closing of a Liquidity Event. However, there is no guarantee of a Liquidity Event, see “Risks Relating to Our Common Stock —There is no guarantee of a Liquidity Event; therefore, there is no guarantee that an investor will be able to exit its investment in us by a specific date” below.
Investing in our securities could involve an above average degree of risk.
The investments we make in accordance with our investment objective could result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal.
Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our securities may not be suitable for someone with a lower risk tolerance. In addition, our common stock is intended for long-term investors and should not be treated as a trading vehicle.
There is a risk that investors in our equity securities will not receive distributions or that our distributions will not grow over time and a portion of our distributions could be a return of capital.
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions could be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K as well as any amendments reflected in subsequent filings with the SEC. Due to our expectation of using leverage to finance investments and the asset coverage test applicable to us under the 1940 Act as a business development company, we could be limited in our ability to make distributions. In addition, all distributions are and will be paid at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our board of directors could deem relevant from time to time. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we could be forced to sell some of our investments in order to make cash distribution payments. In the event that we encounter delays in locating suitable investment opportunities, we could also pay all or a substantial portion of our distributions from the proceeds of private placements of our common stock or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital is generally not currently taxable, such distributions would generally decrease a stockholder’s basis in our common stock and could therefore increase such stockholder’s tax liability for capital gains upon the future sale or other disposition of such common stock. A return of capital distribution could cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price. Distributions from the proceeds of private placements of our common stock or from borrowings could also reduce the amount of capital we ultimately invest in our portfolio companies.
There is no guarantee of a Liquidity Event; therefore, there is no guarantee that an investor will be able to exit its investment in us by a specific date.
At any time following the expiration of the Investment Period, the board of directors could seek stockholder approval of a Liquidity Event. A Liquidity Event includes the sale by us of all or substantially all of either (a) our assets or (b) our shares of common stock to, or other liquidity event with, an entity for consideration of cash and/or publicly listed securities of the acquirer, provided that any Liquidity Event presented for approval of our stockholders must provide our stockholders with the option to receive consideration per share consisting of cash in an amount that is not less than the net asset value per share held by such investor or securities of the acquirer. A Liquidity Event does not include an initial public offering or listing on a national securities exchange of our shares of common stock. There is no assurance that we will complete a Liquidity Event by a specified date or at all. If we do not successfully complete a Liquidity Event, investors will not be able to fully exit their investment in us until such time as we complete our liquidation, which is not required to be complete by any specific date and could be expected to occur over a prolonged period of time.

We are subject to risks associated with a Liquidity Event and we cannot provide any assurance that we will be able to complete a liquidity event on acceptable terms or at all.
We cannot assure you that we will be able to complete a Liquidity Event. We will be subject to risks in connection with a Liquidity Event. Any Liquidity Event must be presented for approval by our stockholders and must provide our stockholders with the option to receive consideration per share consisting of cash in an amount that is not less than the net asset value per share held by such investor. Risks of a Liquidity Event include the risk that our stockholders experience a reduction in percentage ownership and voting power in any resulting entity and the risk that the anticipated benefits of any merger or liquidity event are not realized by the resulting entity.
In addition, a Liquidity Event could trigger“change of control” provisions and other restrictions in certain of our contracts, including credit facilities, and the failure to obtain any required consents or waivers from counterparties could permit such counterparties to terminate, or otherwise increase their rights or our obligations under, any such agreements. If such agreements are terminated or amended, we cannot assure you that we would be able to replace, amend or obtain a waiver under any such agreement on acceptable terms, or at all.
If we enter into an agreement to complete a Liquidity Event in which our stockholders will receive securities of an acquirer, our stockholders will be subject to risks associated with such securities. Potential acquirers include closed-end investment companies and business development companies,shares of which could be publicly traded and could trade at a discount to net asset value or could be subject to restrictions on transfer because such shares are not publicly traded. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that their net asset value per share could decline. We cannot assure you whether any common stock or other securities to be received by our stockholders in a Liquidity Event will be publicly traded and, if so, if such securities will trade at, above or below their net asset value either before or after closing of the Liquidity Event. In addition, if we seek to enter into a transaction in which our stockholders receive common stock of a fund that is advised by our Adviser, such transaction would need to comply with the requirements under the 1940 Act governing transactions with affiliates, which could complicate the negotiation and closing of such transaction.
On September 16, 2019, Golub Capital Investment Corporation a closed-end, non-diversified management company managed by GC Advisors, or GCIC,completed a liquidity event by merging with GBDC. Because the merger of GCIC and GBDC did not provide stockholders of GCIC with the option to receive consideration per share consisting of cash in an amount that is not less than the net asset value per share held by each GCIC stockholder, a liquidity event structured in the same manner as the GCIC-GBDC merger would not be a Liquidity Event. In addition, we can provide no assurance that completion of the liquidity event for GCIC increases our prospects for a Liquidity Event. Moreover, we cannot assure you that we will be able to complete a Liquidity Event on similar terms, or at all or that returns to our investors in a Liquidity Event will be equivalent to any returns that were achieved by investors in GCIC.
We have not established any limit on the amount of funds we can use from available sources, such as borrowings, if any, or proceeds from private placements of our common stock, to fund distributions (which could reduce the amount of capital we ultimately invest in assets).
Any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from GC Advisors or the Administrator are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or GC Advisors or the Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our DRIP, how quickly we invest the proceeds from any offerings of our securities and the performance of our investments. There can be no assurance that we will achieve such performance in order to sustain any level of distributions, or be able to pay distributions at all. GC Advisors and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.
We can distribute assets in-kind.
We are permitted to distribute our investments “in-kind” to stockholders. If we do not complete a Liquidity Event, our board of directors (consistent with its fiduciary duties) could determine that it is necessary or appropriate to distribute securities or other assets as a distribution-in-kind.

When a stockholder receives an in-kind distribution of an investment, it will have to make investment decisions concerning the investment without the services of GC Advisors. In addition, after receiving an in-kind distribution of an investment, the stockholder will be responsible for all costs associated with the maintenance and disposition of such investment, which could cause the stockholder’s return on such investment to be lower than had the distribution in-kind not occurred. Further, there is no guarantee that there will be a market for such investment and such stockholder could have to hold such investment indefinitely.
If we issue preferred stock, debt securities or convertible debt securities, the net asset value of our common stock could become more volatile.
We cannot assure you that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities or convertible debt would likely cause the net asset value of our common stock to become more volatile.
If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of our common stock than if we had not issued the preferred stock or debt securities.
Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the net asset value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. This decline in net asset value would also tend to cause a greater decline in the market price for our common stock.
There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which could be required by the preferred stock, debt securities, convertible debt or units or of a downgrade in the ratings of the preferred stock, debt securities, convertible debt or units or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt or any combination of these securities. Holders of preferred stock, debt securities or convertible debt could have different interests than holders of common stock and could at times have disproportionate influence over our affairs.
General Risk Factors

We are currently in a period of capital markets disruption and economic uncertainty.
The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses. These factors also could adversely affect the availability or cost of our leverage, which would result in lower returns.
In 2020, the U.S. capital markets experienced extreme volatility and disruption following the global outbreak of COVID-19 (also known as the “coronavirus”). Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn. These disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity could negatively impact us. These unfavorable economic conditions could increase our funding costs and limit our access to the capital markets, and could result in a decision by lenders not to extend credit to us in the future. These events could limit our investments, our ability to grow and could negatively impact our operating results and the fair values of our debt and equity investments.

Events outside of our control, including public health crises, could negatively affect our portfolio companies, our investment adviser and the results of our operations.
Periods of market volatility could occur in response to pandemics or other events outside of our control. We, GC Advisors, and the portfolio companies in which we invest in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including us, GC Advisors, a portfolio company or a counterparty to us, GC Advisors, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies.

These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to a senior manager of GC Advisors or its affiliates, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property.
Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us, GC Advisors, or portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more portfolio companies or its assets, could result in a loss to us, including if the investment in such portfolio companies is canceled, unwound or acquired (which could result in inadequate compensation). Any of the foregoing could therefore adversely affect the performance of us and our investments.
In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China, and spread to additional countries. On January 30, 2020, the World Health Organization declared a global emergency. At various times during the course of the pandemic, orders have been issued and lifted restricting movement within a number of large metropolitan areas, including in some instances, orders to shelter in place. The outbreak of COVID-19 and its related negative public health developments adversely affected workforces, customers, suppliers, economies and financial markets globally. The length of any resulting economic downturn and any additional waves of the disease that could exacerbate or further prolong any downturn are impossible to predict and could affect operations of GC Advisors’ business, including by harming GC Advisors’ ability to manage our investments.

In addition, portfolio companies and our investments in such companies could be adversely impacted by the COVID-19 pandemic or any other pandemic, including by supply disruptions, decreases in consumer demand, loss of personnel either to sickness or movement restrictions, and the resulting global market and economic disruptions. These adverse effects could cause losses in value of our investments, adversely affecting investors.
We could experience fluctuations in our quarterly operating results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on any borrowings and the interest rate payable on the debt securities we acquire, the default rate on such securities, the number and size of investments we originate or acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of our performance in future periods.
Political uncertainty could adversely affect our business.
U.S. and non-U.S. markets could experience political uncertainty and/or change that subjects investments to heightened risks, including, for instance, risks related to elections in the U.S., the large-scale invasion of Ukraine by Russia that began in February 2022, or the effect on world leaders and governments of global health pandemics, such as the COVID-19 pandemic.
These heightened risks could also include: increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of war or terrorist activity); greater governmental involvement in the economy; greater governmental supervision and regulation of the securities markets and market participants resulting in increased expenses related to compliance; greater fluctuations in currency exchange rates; controls or restrictions on foreign investment and/or trade, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies;
inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; and slower clearance. During times of political uncertainty and/or change, global markets often become more volatile. There could also be a lower level of monitoring and regulation of markets while a country is experiencing political uncertainty and/or change, and the activities of investors in such markets and enforcement of existing regulations could become more limited. Markets experiencing political uncertainty and/or change could have substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. There can be no assurance that political changes will not cause us or our investors to suffer losses.
The impact of Brexit on our investments is uncertain and could adversely affect our business.
On January 31, 2020, the United Kingdom, or the UK, ended its membership in the European Union, or the EU, referred to as Brexit. Following the termination of a transition period, the UK and the EU entered into a trade and cooperation agreement to govern the future relationship between the parties, which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the EU. With respect to financial services, the agreement leaves decisions on equivalence and adequacy to be determined by each of the U.K. and E.U. unilaterally in due course. As a result, certain UK licensed entities are unable to provide regulated services in a number of EU jurisdictions from the end of December 2020, absent regulatory relief or other measures implemented by individual countries. Such agreement is untested and could lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. The longer term economic, legal, political and social implications of Brexit are unclear at this stage. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe.

New or modified laws or regulations governing our operations could adversely affect our business.
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. For example, the current U.S. presidential administration could support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term. The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation, could negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and could be subject to civil fines and criminal penalties.
We invest in securities of issuers that are subject to governmental and non-governmental regulations, including by federal and state regulators and various self-regulatory organizations. Companies participating in regulated activities could incur significant costs to comply with these laws and regulations. If a company in which we invest fails to comply with an applicable regulatory regime, it could be subject to fines, injunctions, operating restrictions or criminal prosecution, any of which could materially and adversely affect the value of our investment.
Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, could cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us.
Such changes could result in material differences to our strategies and plans and could shift our investment focus from the areas of expertise of GC Advisors to other types of investments in which GC Advisors could have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. If we invest in commodity interests in the future, GC Advisors could determine not to use investment strategies that trigger additional regulation by the U.S. Commodity Futures Trading Commission, or the CFTC, or could determine to operate subject to CFTC regulation, if applicable. If we or GC Advisors were to operate subject to CFTC regulation, we could incur additional expenses and would be subject to additional regulation.
On October 21, 2014, U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, or the U.S. Risk Retention Rules, were issued and became effective with respect to collateralized loan obligation, or CLOs, on December 24, 2016. The U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as CLOs, in the absence of an exemption, to retain an economic interest, or the Retention Interest, in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. Risk Retention Rules, we sought no-action relief to ensure that we could engage in CLO financing under the 1940 Act and the risk retention rules mandated by Section 941 of Dodd-Frank. On September 7, 2018 we received a no-action letter from the staff, or the Staff, of the Division of Investment Management of the SEC that states that the Staff would not recommend that the SEC take any enforcement action under Section 57(a) of the1940 Act, or Rule 17d-1 under the 1940 Act against us or GC Advisors if we were to acquire CLO equity as a Retention Interest in the manner described in a letter submitted to the Staff on behalf of us.
However, the no-action relief we received did not address whether or not the CLO transactions described therein would satisfy the requirements of the U.S. Risk Retention Rules. As a general matter, available interpretive authority to date addressing the U.S. Risk Retention Rules applicable to CLOs is limited, and there is limited judicial decisional authority or applicable agency interpretation that has directly addressed any of the risk retention approaches taken with respect to CLOs. Accordingly, there can be no assurance that the applicable federal agencies will agree that any CLO transaction we undertake, or the manner in which we hold any retention interests, complies with the U.S. Risk Retention Rules.

If we ever determined that undertaking CLO transactions would subject us or any of our affiliates to unacceptable regulatory risk, our ability to execute CLOs could be limited or otherwise curtailed. Given the more attractive financing costs associated with these types of debt securitization as opposed to other types of financing available (such as traditional senior secured facilities), this would, in turn, increase our financing costs. Any associated increase in financing costs would ultimately be borne by our common stockholders.
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
We incur significant costs as a result of having securities registered under the Exchange Act
We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.
We are an “emerging growth company,” and we do not know if such status will make our shares of common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, until the earliest of:
•the last day of the fiscal year ending after the fifth anniversary of any initial public offering of shares of our common stock;
•the year in which our total annual gross revenues first exceed $1.235 billion;
•the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our common stock held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter, and (2) have been a reporting company under the Exchange Act for at least one year (and filed at least one annual report under the Exchange Act).
As an emerging growth company, we are eligible to take advantage of some or all of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors could consider our common stock less attractive. For example, while we are an emerging growth company and/or a non-accelerated filer within the meaning of the Exchange Act, we can take advantage of an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This could increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
Our compliance with Section 404 of the Sarbanes-Oxley Act involves significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act would adversely affect us and the value of our common stock.
Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. As such, we are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we incur expenses that could negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of management’s time and attention. We cannot ensure that our evaluation, testing and remediation process is effective or that our internal control over financial reporting will be effective. In the event that we are unable to maintain compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our securities would be adversely affected.

Technological innovations and industry disruptions could negatively impact us.
Technological innovations have disrupted traditional approaches in multiple industries and can permit younger companies to achieve success and in the process disrupt markets and market practices. We can provide no assurance that new businesses and approaches will not be created that would compete with us and/or our portfolio companies or alter the market practices in which GC Advisors and its affiliates and us have been designed to function within and on which we depend on for our investment return. New approaches could damage our investments, disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments.
We are highly dependent on information systems and systems failures could significantly disrupt our business, which could, in turn, negatively affect the market price of our common stock and our ability to pay distributions.
Our business depends on the communications and information systems of GC Advisors and its affiliates. GC Advisors and the Administrator are heavily reliant on the information technology infrastructure, processes and procedures of Golub Capital, which has devoted significant resources to developing effective and reliable information technology systems. Information technology changes rapidly, however, and Golub Capital could fail to stay ahead of such advances. Moreover, Golub Capital could find itself a target of cyberattacks, including cyber espionage, malware, ransomware, and other types of hacking. If any of the Golub Capital information technology systems do not operate properly or are disabled, whether as a result of tampering or a breach of network security systems or otherwise, we and Golub Capital could suffer, among other consequences, financial loss, disruption of businesses and reputational damage and, in the case of Golub Capital, liability to clients. While steps have been taken to mitigate the risk and impact of such attacks, no system is fully attack-proof, and a cyberattack could have an adverse impact on us.
In addition, Golub Capital’s operations rely on the secure processing, storage and transmission of confidential and other information in its computer systems and networks. Although Golub Capital takes protective measures, its computer systems, software and networks could be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code and other events that could have an impact on security. We, GC Advisors and the Administrator rely on third-party service providers for certain aspects of their business. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of the operations and could affect their reputation, which could have an adverse effect on us.
A data breach could negatively impact our business and result in significant penalties.
GC Advisors is subject to numerous laws in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that we and our affiliates hold. The EU’s General Data Protection Regulation, the Cayman Islands Data Protection Law, 2017, and the California Consumer Privacy Act of 2018 are recent examples of such laws, and GC Advisors anticipates new privacy and data protection laws will be passed in other jurisdictions in the future. In general, these laws introduce many new obligations on GC Advisors and its affiliates and service providers and create new rights for parties who have given us their personal information, such as investors and others.
Breach of these laws could result in significant financial penalties for GC Advisors and/or us. As interpretation of these laws evolves and new laws are passed, GC Advisors could be required to make changes to its business practices, which could result in additional risks, costs and liabilities to us and adversely affect investment returns. While GC Advisors intends to comply with its privacy and data protection obligations under the privacy and data protection laws that are applicable to it, it is possible that GC Advisors will not be able to accurately anticipate the ways in which regulators and courts will apply or interpret these laws. A violation of applicable privacy and data protection law could result in negative publicity and/or subject GC Advisors or us, to significant costs associated with litigation, settlements, regulatory action, judgments, liabilities and/or penalties.
Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies.
The operations of us, Golub Capital, any third-party service provider to us or Golub Capital and our portfolio companies are susceptible to risks from cybersecurity attacks and incidents due to reliance on the secure processing, storage and transmission of confidential and other information in relevant computer systems and networks.

An adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies, or a cyber incident, may be an intentional attack or an unintentional event and could involve gaining unauthorized access to the information systems of us, Golub Capital or our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships.
The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to information systems of ours, Golub Capital and our portfolio companies. Although Golub Capital takes protective measures, these measures, as well as an increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that the financial results, operations or confidential information of ours or our portfolio companies will not be negatively impacted by any such incident. Cybersecurity risks require continuous and increasing attention and other resources, which attention diverts time and other resources from other activities of ours, Golub Capital and our portfolio companies.
There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us, Golub Capital or our portfolio companies will be effective. Network, system, application and data breaches as a result of cybersecurity risks or cyber incidents could result in operational disruptions or information misappropriation that could have a material adverse effect on the business, results of operations and financial condition of us and of our portfolio companies.
Our bylaws provide that the Circuit Court for Baltimore City, Maryland (or, if the Circuit Court for Baltimore City, Maryland does not have jurisdiction, the United States District Court of Maryland, Baltimore Division) is the sole and exclusive forum for certain litigation that could be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for such disputes with us or our directors, officers or employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland (or, if the Circuit Court for Baltimore City, Maryland does not have jurisdiction, the United States District Court of Maryland, Baltimore Division) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of any duty owed by any director or officer or other employee of the Corporation to the Company or to the stockholders of the Company, (iii) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the MGCL, the Company’s certificate of incorporation or the bylaws or (iv) any action asserting a claim against the Company or any director or officer or other employee of the Company that is governed by the internal affairs doctrine. This exclusive forum provision would not apply to claims arising under the federal securities laws. The choice of forum provision could limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which could discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we could incur additional costs associated with resolving such action in other jurisdictions.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Properties
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 200 Park Avenue, 25th Floor, New York, NY 10166 and are provided by Golub Capital LLC pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate to our business.

Item 3. Legal Proceedings
We, GC Advisors and Golub Capital LLC may, from time to time, be involved in legal and regulatory proceedings arising out of their respective operations in the normal course of business or otherwise. While there can be no assurance of the ultimate disposition of any such proceedings, each of us, GC Advisors and Golub Capital LLC do not believe it is currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Until the completion of a Liquidity Event, our outstanding common stock will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D. There is no public market for our common stock currently, nor can we give any assurance that one will develop.

Because shares of our common stock have been acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Such shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted, and (ii) the shares are registered under applicable securities laws or specifically exempted from registration (in which case the stockholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the shares and to execute such other instruments or certifications as are reasonably required by us.

Holders

As of December 8, 2022, we had 118 stockholders of record.

Distributions

To the extent that we have income available, we intend to make periodic distributions to our stockholders. Our distributions, if any, are determined by our board of directors. Any distributions to our stockholders will be declared out of assets legally available for distribution.

The following table reflects the cash distributions, including dividends and returns of capital, per share that we have paid on our common stock for the period from April 1, 2022 (commencement of operations) to September 30, 2022:

		Distributions Declared
Record Dates	Payment Dates	Per Share	Amount
Period from April 1, 2022 (commencement of operations) to September 30, 2022
May 6, 2022	July 8, 2022	$0.0016	$1,279
May 20, 2022	July 8, 2022	0.0267	21,078
June 24, 2022	September 15, 2022	0.0743	156,840
July 19, 2022	September 15, 2022	0.1167	415,675
August 30, 2022	November 23, 2022	0.0104	37,086
September 20, 2022	November 23, 2022	0.0253	90,566
Total		$0.2550	$722,524

We currently intend to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, we may decide in the future to retain such capital gains for investment and elect to treat such gains as deemed distributions to you. If this happens, you will be treated for U.S. federal income tax purposes as if you had received an actual distribution of the capital gains that we retain and reinvested the net after tax proceeds in us.

In this situation, you would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. See “Item 1. Business - Material U.S. Federal Income Tax Considerations - Taxation of U.S. Stockholders.” We cannot assure you that we will achieve results that will permit us to pay any cash distributions, and if we issue senior securities, we will be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if such distributions are limited by the terms of any of our borrowings.

Recent Sales of Unregistered Securities

Except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.

We are party to subscription agreements with several investors, including affiliates of GC Advisors, providing for the private placement of our common stock, or the Subscription Agreements. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common stock, at a price per share equal to the most recent net asset value per share as determined by our board of directors (subject to adjustment to the extent required by Section 23 of the 1940 Act), up to the amount of their respective capital subscriptions on an as-needed basis as determined by us with a minimum of 10 calendar days prior notice.

As of September 30, 2022, our stockholders have subscribed to contribute capital to us of $527,300,500 pursuant to the Subscription Agreements of which $69,233,785 was called and contributed through September 30, 2022.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K. In this report, “we,” “us,” “our” and “GBDC 4” refer to Golub Capital BDC 4, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives due to disruptions, including those caused by global health pandemics, such as the COVID-19 pandemic, or other large scale events;
•the effect of investments that we expect to make and the competition for those investments;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with GC Advisors and other affiliates of Golub Capital;
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
•the ability of GC Advisors to continue to effectively manage our business due to disruptions, including those caused by global health pandemics, such as the COVID-19 pandemic, or other large scale events;
•turmoil in Ukraine and Russia, including sanctions related to such turmoil, and the potential for volatility in energy prices and other supply chain issues and any impact on the industries in which we invest;
•our ability to qualify and maintain our qualification as a RIC and as a business development company;
•general price and volume fluctuations in the stock markets;
•the impact on our business of Dodd-Frank and the rules and regulations issued thereunder and any actions toward repeal thereof; and
•the effect of changes to tax legislation and our tax position;
•the impact of information technology systems and systems failures, including data security breaches, data privacy compliance, network disruptions and cybersecurity attacks.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties.

Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this annual report on Form 10-K.
We have based the forward-looking statements included in this report on information available to us on the date of this report. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC including Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. This Annual Report on Form 10-K contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated as a RIC under Subchapter M of the Code. As a business development company, we are also subject to certain constraints, including limitations imposed by the 1940 Act and after our election to be treated as a RIC, limitations imposed by the Code. We were formed in September 2021 as a Delaware limited liability company and converted to a Maryland corporation effective April 1, 2022.
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $55.0 billion in capital under management as of July 1, 2022, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates. Under the Investment Advisory Agreement, dated as of April 1, 2022, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under the Administration Agreement, we are provided with certain administrative services by the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.
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

As of September 30, 2022, our portfolio at fair value was comprised of the following:

	As of September 30, 2022
Investment Type	Investments at Fair Value	Percentage of Total Investments
Senior secured	$1,652,997	1.5%
One stop	108,484,174	96.4
Equity	2,397,954	2.1
Total	$112,535,125	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans1. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2022, one stop loans included $41,134,534 of recurring revenue loans at fair value.

Equity investments include investments in preferred equity of portfolio companies structured to have all or a majority of their expected return from contractual rates of payment on the original investment. We refer to these investments as yield oriented preferred equity investments. As of September 30, 2022, we had yield oriented preferred equity investments with a total cost basis of $828,945 with a weighted average contractual rate of approximately 12%, or the Yield Oriented Preferred Return. The Yield Oriented Preferred Return is included in net change in unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations.

As of September 30, 2022 , we had debt and equity investments in 37 portfolio companies. The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the annualized total return based on our average net asset value, total return based on the change in the net asset value of our stock assuming distributions were reinvested in accordance with our DRIP in each case, and our annualized net investment income - return on equity for the period from April 1, 2022 (commencement of operations) to September 30, 2022:

Period from April 1, 2022 (commencement of operations) to September 30, 2022
Weighted average income yield(1)*	8.5%
Weighted average investment income yield(2)*	8.8%
Total return based on average net asset value(3)*	4.0%
Total return based on net asset value per share(4)	1.7%
Net investment income - return on equity(5)*	6.8%

* Annualized for a period less than one year.
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

1 As of November 10, 2022, we have updated terminology from “late stage lending” to “recurring revenue” to better reflect the commercial activity of our business.

(4)Total return based on net asset value per share assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.
(5)Net investment income - return on equity is calculated as (a) net investment income after excise tax divided by (b) the daily average of total net assets.
For the period from April 1, 2022 (commencement of operations) to September 30, 2022, GBDC 4 has earned a period-to-date internal rate of return, or IRR, of 4.1% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).
Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies - Revenue Recognition.”
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
•costs associated with compliance under the Sarbanes-Oxley Act;
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

COVID-19 Pandemic

The spread of COVID-19, which was identified as a global pandemic by the World Health Organization in 2020, resulted in governmental authorities imposing restrictions on travel and the temporary closure of many corporate offices, retail stores, restaurants, healthcare facilities, fitness clubs and manufacturing facilities and factories in affected jurisdictions. While restrictions, business closures and other quarantine measures have been lifted in certain states in the United States and other countries, COVID-19 outbreaks have led, and could, lead to the re-introduction of such restrictions. As a result, we are unable to predict the duration of business and supply chain disruptions, the extent to which COVID-19 will continue to affect our portfolio companies’ operating results or the impact COVID-19 may have on our results of operations and financial condition.

We and GC Advisors continue to monitor the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities, and future recommendations from such authorities may further impact our business operations and financial results. Due to certain resurgences of COVID-19 and the threat of new variants of COVID-19, we remain cautious and concerned about the on-going impacts to the U.S. economy from COVID-19.

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

As of January 1, 2022, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The IBA has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023. As of January 1, 2022, all non-USD LIBOR reference rates in all settings ceased to be published.

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

As such, when LIBOR is discontinued, if a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. Such a disruption could also negatively impact the market value and/or transferability of our portfolio company investments. Furthermore, disruptions related to loans and/or other debt financing securitizations (CLOs) in the marketplace could have a material adverse effect on the ability of GC Advisors or its affiliates to enter into loans in the future in accordance with our investment strategy and have a material adverse effect on us. We could also be materially and adversely impacted to the extent GC Advisors or its affiliates are unable to successfully implement an acceptable replacement rate in leverage utilized by us or if there is a prolonged period of mismatch on the interest rates payable on our leverage and our portfolio investments as a result of the discontinued publication of LIBOR results in a decrease in our net investment income and distributions we are able to pay to our stockholders.

Recent Developments

On October 1, 2022, we entered into subscription agreements with additional stockholders totaling $47,850,000 in the aggregate.

On November 2, 2022, we notified stockholders of a capital call due on November 14, 2022. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	11/14/2022	1,150,301.000	$15.00	$17,254,515

On November 2, 2022, we entered, along with Golub Capital BDC 4 Funding LLC (“GBDC 4 Funding”), into an increase notice (the “PNC Facility Amendment”) that amended the PNC Facility to increase the borrowing capacity from $80,000,000 to $110,000,000 and update the applicable margin such that borrowings under the PNC Facility will bear interest, at our election and depending on the currency of the borrowing, of either the Eurocurrency Rate, the Daily Simple RFR, the Daily Simple SOFR, the Term SOFR Rate, or the Base Rate plus a margin ranging from 1.80% to 2.30%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GBDC 4 Funding securing the facility. The PNC Facility Amendment included an annualized fee payable on the closing date of the amendment based on the increase in the commitments of the PNC Facility on the effective date of the PNC Facility Amendment, which fee was pro-rated for the remainder of the revolving period of the PNC Facility.

On November 23, 2022, we issued 2,657.829 shares of common stock through the DRIP.

On August 5, 2022 and November 18, 2022, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
October 18, 2022	December 29, 2022	In an amount (if positive) such that our net asset value as of October 31, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period October 1, 2022 through October 31, 2022 and the payment of this distribution is $15.00 per share
November 21, 2022	December 29, 2022	In an amount (if positive) such that our net asset value as of November 30, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period November 1, 2022 through November 30, 2022 and the payment of this distribution is $15.00 per share
December 15, 2022	March 1, 2023	In an amount (if positive) such that our net asset value as of December 31, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period December 1, 2022 through December 31, 2022 and the payment of this distribution is $15.00 per share
January 17, 2023	March 22, 2023	In an amount (if positive) such that our net asset value as of January 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period January 1, 2023 through January 31, 2023 and the payment of this distribution is $15.00 per share

Consolidated Results of Operations

Consolidated operating results for the period from April 1, 2022 (commencement of operations) to September 30, 2022 are as follows:

Period from April 1, 2022 (commencement of operations) to September 30, 2022
Interest income	$2,091,192
Accretion of discounts and amortization of premiums	67,543
Fee income	9,918
Total investment income	2,168,653
Net expenses	938,285
Net investment income	1,230,368
Net realized gain (loss) on foreign currency transactions	(69,392)
Net change in unrealized appreciation (depreciation) on investment transactions	(438,452)
Net increase in net assets resulting from operations	$722,524
Average earning portfolio company investments, at fair value	$24,730,427

As we commenced operations on April 1, 2022, no income was earned prior to April 1, 2022.

Expenses

The following table summarizes our expenses for the period from April 1, 2022 (commencement of operations) to September 30, 2022:

Period from April 1, 2022 (commencement of operations) to September 30, 2022
Interest expense	$494,161
Amortization of deferred debt issuance costs	43,771
Base management fee, net of waiver	106,257
Income incentive fee, net of waiver	—
Capital gain incentive fee accrued under GAAP, net of waiver	—
Professional fees	360,883
Administrative service fee	6,087
General and administrative expenses	53,056
Operating expenses reimbursement waived	(125,930)
Net expenses	$938,285
Average debt outstanding	$12,756,628

As we commenced operations on April 1, 2022, no expenses were incurred prior to April 1, 2022.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net gain (loss) on investment transactions for the period from April 1, 2022 (commencement of operations) to September 30, 2022:

Period from April 1, 2022 (commencement of operations) to September 30, 2022
Net realized gain (loss) on foreign currency transactions	$(69,392)
Net realized gain (loss) on investment transactions	(69,392)
Unrealized appreciation from investments	229,991
Unrealized (depreciation) from investments	(672,685)
Unrealized appreciation (depreciation) on foreign currency translation	4,242
Net change in unrealized appreciation (depreciation) on investment transactions	$(438,452)

For the period from April 1, 2022 (commencement of operations) to September 30, 2022, we had $229,991 in unrealized appreciation on 13 portfolio company investments, which was offset by $672,685 in unrealized depreciation on 24 portfolio company investments. Unrealized appreciation for the period from April 1, 2022 (commencement of operations) to September 30, 2022 primarily resulted from fees collected that decrease the cost of the investment and are amortized through the investment's maturity. Unrealized depreciation for the period from April 1, 2022 (commencement of operations) to September 30, 2022 primarily resulted from decreases in the fair value of certain portfolio company investments due to wider credit spreads in the market during the last quarter of the 2022 fiscal year and the amortization of discounts.

Liquidity and Capital Resources

For the period from April 1, 2022 (commencement of operations) to September 30, 2022, we experienced a net increase in cash and foreign currencies of $21,808,995. During the period, we used $111,465,397 in operating activities, primarily as a result of fundings of portfolio investments of $112,898,827. During the same period, cash provided by financing activities was $133,274,392, primarily driven by borrowings on debt of $140,332,714 and proceeds from the issuance of common shares of $69,211,285, partially offset by repayments of debt of $75,300,000.

As of September 30, 2022, we had $21,237,690 of cash and $508,424 of foreign currencies. Cash and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of September 30, 2022, we had investor capital subscriptions totaling $527,300,500 of which $69,233,785 had been called and contributed, leaving $458,066,715 of uncalled investor capital subscriptions.

Revolving Credit Facilities

Adviser Revolver - On April 12, 2022, we entered into the Adviser Revolver (as defined in Note 4 of our consolidated financial statements) with GC Advisors. As of September 30, 2022, we were permitted to borrow up to $100,000,000 at any one time outstanding under the Adviser Revolver. As of September 30, 2022, we had outstanding debt of $2,382,849 under the Adviser Revolver.

PNC Facility - On July 8, 2022, we entered into the PNC Facility (as defined in Note 7 of our consolidated financial statements) with PNC Bank. As of September 30, 2022, we were permitted to borrow up to $80,000,000 at any one time outstanding under the PNC Facility. As of September 30, 2022, we had outstanding debt of $62,500,000 under the PNC Facility. Effective November 2, 2022, we entered, along with Golub Capital BDC 4 Funding LLC (“GBDC 4 Funding”), into an increase notice (the “PNC Facility Amendment”) that amended the PNC Facility to increase the borrowing capacity from $80,000,000 to $110,000,000 and update the applicable margin such that borrowings under the PNC Facility will bear interest, at our election and depending on the currency of the borrowing, of either the Eurocurrency Rate, the Daily Simple RFR, the Daily Simple SOFR, the Term SOFR Rate, or the Base Rate plus a margin ranging from 1.80% to 2.30%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GBDC 4 Funding securing the facility. The PNC Facility Amendment included an annualized fee payable on the closing date of the amendment based on the increase in the commitments of the PNC Facility on the effective date of the PNC Facility Amendment, which fee was pro-rated for the remainder of the revolving period of the PNC Facility.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 1, 2022, our sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, our asset coverage requirement is reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of September 30, 2022, our asset coverage for borrowed amounts was 206.3%.

As of September 30, 2022, we had outstanding commitments to fund investments totaling $27,206,075, including $3,764,271 of commitments on undrawn revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2022 subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of September 30, 2022 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of September 30, 2022. As of September 30, 2022, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain, availability under our PNC Facility and Adviser Revolver, ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of September 30, 2022, we had investments in 37 portfolio companies with a total fair value of $112,535,125.

The following table shows the asset mix of our new investment commitments for the period from April 1, 2022 (commencement of operations) to September 30, 2022:

	Period from April 1, 2022 (commencement of operations) to September 30, 2022
	New Commitments	Percentage
Senior secured	$1,871,000	1.3%
One stop	137,782,517	97.0
Equity	2,348,427	1.7
Total new investment commitments	$142,001,944	100.0%

For the period from April 1, 2022 (commencement of operations) to September 30, 2022, we had approximately $20,065 in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2022 (1)
	Principal	Amortized Cost	Fair Value
Senior secured:
Performing	$1,680,198	$1,665,325	$1,652,997
Non-accrual(2)	—	—	—
One stop:
Performing	110,666,192	109,105,700	108,484,174
Non-accrual(2)	—	—	—
Equity	N/A	2,348,428	2,397,954
Total	$112,346,390	$113,119,453	$112,535,125

(1)As of September 30, 2022, $6,117,830 and $6,107,013 of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
(2)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “Critical Accounting Policies — Revenue Recognition.”
As of September 30, 2022, we had no loans on non-accrual status. As of September 30, 2022, the fair value of our debt investments as a percentage of the outstanding principal value was 98.0%.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated during the period from April 1, 2022 (commencement of operations) to September 30, 2022:

Period from April 1, 2022 (commencement of operations) to September 30, 2022
Weighted average rate of new investment fundings	8.5%
Weighted average spread over the applicable base rate of new floating rate investment fundings	6.0%
Weighted average fees of new investment fundings	1.1%
Weighted average rate of sales and payoffs of portfolio investments	8.7%

As of September 30, 2022, 96.1% of our debt portfolio at both fair value and at amortized cost had interest rate floors that limit the minimum applicable interest rates on such loans.

As of September 30, 2022, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $68,029,000. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2022:

	As of September 30, 2022
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments
5	$3,054,528	2.7%
4	109,480,597	97.3
3	—	—
2	—	—
1	—	—
Total	$112,535,125	100.0%

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
•Under the Staffing Agreement Golub Capital LLC has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and provide access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis. We are not a party to the Staffing Agreement.
•We have entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis.
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement with us for $100,000,000. As of September 30, 2022, we have issued 1,234,162.866 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $18,512,443 and has also issued 11,989.080 shares to GGP Class B-P, LLC through the DRIP.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., a publicly-traded business development company (Nasdaq: GBDC), Golub Capital BDC 3, Inc., Golub Capital Direct Lending Corporation and Golub Capital Direct Lending Unlevered Corporation, all of which focus on investing primarily in one stop and other senior secured loans of U.S. middle-market companies. In addition, most of our officers and directors serve in similar capacities for GBDC, GBDC 3, GDLC and GDLCU. If GC Advisors and its affiliates determine that an investment is appropriate for us and for other such accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the period from April 1, 2022 (commencement of operations) to September 30, 2022. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations will be subject to review by an independent valuation firm and each portfolio company subject to review at least once on during a trailing twelve-month period. Investments originated during the period from April 1, 2022 (commencement of operations) to June 30, 2022 were not subject to review by an independent valuation firm. As of September 30, 2022, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Pursuant to Rule 2a-5 under the 1940 Act, as recently amended, the board of directors of a registered investment company or BDC is permitted to delegate to a valuation designee, which could be its investment adviser, the responsibility to determine fair value of investments in good faith subject to the oversight of the board. Our board of directors has determined to continue its determination of fair value of our investments for which market quotations are not readily available in accordance with our valuation policies and procedures and has not designated GC Advisors or any other entity as a valuation designee.

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

We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that is measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in our Consolidated Statement of Operations and fluctuations arising from the translation of foreign exchange rates on investments in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statement of Operations.

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of September 30, 2022, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the period from April 1, 2022 (commencement of operations) to September 30, 2022, we did not incur any U.S federal excise tax.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR, SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating LIBOR, SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2022, the weighted average floor on the loans subject to floating interest rates was 0.73%. In addition, the PNC Facility has a floating interest rate provision based on Term SOFR, Daily Simple SOFR, the Eurocurrency Rate, Sterling Overnight Index Average, or the Euro Short-Term Rate plus a margin rate ranging from 1.75% and 2.25%. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of September 30, 2022 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 200 basis points	$(2,227,600)	$(1,297,657)	$(929,943)
Down 150 basis points	(1,672,995)	(973,243)	(699,752)
Down 100 basis points	(1,117,036)	(648,828)	(468,208)
Down 50 basis points	(558,518)	(324,414)	(234,104)
Up 50 basis points	558,518	324,414	234,104
Up 100 basis points	1,117,036	648,828	468,208
Up 150 basis points	1,675,554	973,243	702,311
Up 200 basis points	2,234,073	1,297,657	936,416

(1)    Assumes applicable three-month base rate as of September 30, 2022, with the exception of SONIA and Prime that utilize the September 30, 2022 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2022, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the PNC Facility and the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital BDC 4, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Golub Capital BDC 4, Inc. and Subsidiaries (the Company), including the consolidated schedule of investments, as of September 30, 2022, the related consolidated statements of operations, changes in net assets, and cash flows for the period from April 1, 2022 (commencement of operations) to September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022, and the results of its operations, changes in its net assets, and its cash flows for the period from April 1, 2022 (commencement of operations) to September 30, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2022, by correspondence with the custodians and the underlying investees. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Chicago, Illinois
December 8, 2022

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statement of Financial Condition

September 30, 2022
Assets
Investments at fair value (amortized cost of $113,119,453)	$112,535,125
Cash	21,237,690
Foreign currencies (cost of $540,706)	508,424
Interest receivable	545,571
Due from Investment Adviser	7,081
Capital call receivable	12,000
Deferred offering costs	183,477
Total Assets	$135,029,368
Liabilities
Debt	$64,882,849
Less unamortized debt issuance costs	523,253
Debt less unamortized debt issuance costs	64,359,596
Interest payable	484,671
Distributions payable	127,652
Management and incentive fees payable	106,257
Accounts payable and accrued expenses	485,118
Accrued trustee fees	40,000
Total Liabilities	65,603,294
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as September 30, 2022	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 4,628,404.940 shares issued and outstanding as of September 30, 2022	4,629
Paid in capital in excess of par	69,421,445
Distributable earnings (losses)	—
Total Net Assets	69,426,074
Total Liabilities and Total Net Assets	$135,029,368
Number of common shares outstanding	4,628,404.940
Net asset value per common share	$15.00

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statement of Operations

Period from April 1, 2022 (commencement of operations) to September 30, 2022
Investment income
Interest income	$2,158,735
Fee income	9,918
Total investment income	2,168,653
Expenses
Interest expense	537,932
Base management fee	334,220
Incentive fee	96,827
Professional fees	360,883
Administrative service fee	6,087
General and administrative expenses	53,056
Total expenses	1,389,005
Base management fee waived (Note 4)	(227,963)
Incentive fee waived (Note 4)	(96,827)
Operating expenses reimbursement waived (Note 4)	(125,930)
Net expenses	938,285
Net investment income	1,230,368
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Foreign currency transactions	(69,392)
Net realized gain (loss) on investment transactions	(69,392)
Net change in unrealized appreciation (depreciation) from:
Investments	(442,694)
Translation of assets and liabilities in foreign currencies	4,242
Net change in unrealized appreciation (depreciation) on investment transactions	(438,452)
Net gain (loss) on investment transactions	(507,844)
Net increase (decrease) in net assets resulting from operations	$722,524
Per Common Share Data
Basic and diluted earnings per common share (Note 11)	$0.30
Basic and diluted weighted average common shares outstanding (Note 11)	2,411,172

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statement of Changes in Net Assets

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at April 1, 2022 (commencement of operations)	700.000	$1	$10,499	$—	$10,500
Issuance of common stock	4,614,885.663	4,615	69,218,670	—	69,223,285
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	1,230,368	1,230,368
Net realized gain (loss) on investment transactions	—	—	—	(69,392)	(69,392)
Net change in unrealized appreciation (depreciation) on investment transactions and translation of assets and liabilities	—	—	—	(438,452)	(438,452)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	12,819.277	13	192,276	—	192,289
Distributions from distributable earnings (losses)	—	—	—	(594,872)	(594,872)
Distributions declared and payable	—	—	—	(127,652)	(127,652)
Total increase (decrease) for the period from April 1, 2022 (commencement of operations) to September 30, 2022	4,627,704.940	4,628	69,410,946	—	69,415,574
Balance at September 30, 2022	4,628,404.940	$4,629	$69,421,445	$—	$69,426,074

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

Period from April 1, 2022 (commencement of operations) to September 30, 2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$722,524
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	43,771
Accretion of discounts and amortization of premiums	(67,543)
Net realized (gain) loss on foreign currency transactions	69,392
Net change in unrealized (appreciation) depreciation on investments	442,694
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(4,242)
Proceeds from (fundings of) revolving loans, net	(109,701)
Fundings of investments	(112,898,827)
Proceeds from principal payments of portfolio investments	20,065
PIK interest	(63,447)
Changes in operating assets and liabilities:
Interest receivable	(545,571)
Due from Investment Adviser (Note 4)	(7,081)
Deferred offering costs	(96,990)
Other assets	—
Interest payable	484,671
Management and incentive fees payable	106,257
Accounts payable and accrued expenses	398,631
Accrued trustee fees	40,000
Net cash provided by (used in) operating activities	(111,465,397)
Cash flows from financing activities
Borrowings on debt	140,332,714
Repayments of debt	(75,300,000)
Capitalized debt issuance costs	(567,024)
Proceeds from issuance of common shares	69,211,285
Distributions paid	(402,583)
Net cash provided by (used in) financing activities	133,274,392
Net change in cash and foreign currencies	21,808,995
Effect of foreign currency exchange rates	(73,381)
Cash and foreign currencies, beginning of period	10,500
Cash and foreign currencies, end of period	$21,746,114
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,490
Distributions declared during the period	722,524
Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$12,000
Stock issued in connection with dividend reinvestment plan	192,289
Change in distributions payable	127,652
The following table provides a reconciliation of cash and foreign currencies reported within the Consolidated Statement of Financial Condition that sum to the total of the same such amounts in the Consolidated Statement of Cash Flows:

As of September 30, 2022
Cash	$21,237,690
Foreign currencies (cost of $540,706)	508,424
Total cash and foreign currencies shown in the Consolidated Statement of Cash Flows	$21,746,114
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Automobiles
National Express Wash Parent Holdco, LLC	One stop	SF + 5.50%	(i)	8.27%	07/2029	$3,968,600	$3,930,124	5.7%	$3,928,914
National Express Wash Parent Holdco, LLC	One stop	SF + 5.50%	(i)	8.39%	07/2029	70,000	67,964	0.1	67,900
National Express Wash Parent Holdco, LLC(5)	One stop	SF + 5.50%		N/A(6)	07/2029	—	(27,354)	—	(28,214)
Spotless Brands, LLC	One stop	SF + 6.50%	(h)	9.19%	07/2028	1,973,866	1,935,613	2.8	1,934,388
Spotless Brands, LLC	One stop	SF + 6.50%	(g)	9.44%	07/2028	100,831	98,755	0.1	98,689
Spotless Brands, LLC	One stop	SF + 6.50%	(c)(g)	9.92%	07/2028	20,405	19,859	—	19,841
Spotless Brands, LLC(5)	One stop	SF + 6.50%		N/A(6)	07/2028	—	(1,539)	—	(1,588)
						6,133,702	6,023,422	8.7	6,019,930
Diversified Consumer Services
DP Flores Holdings, LLC	One stop	SF + 6.50%	(h)	10.00%	09/2028	3,253,400	3,196,673	4.6	3,196,466
DP Flores Holdings, LLC(5)	One stop	SF + 6.50%		N/A(6)	09/2028	—	(1,744)	—	(1,750)
DP Flores Holdings, LLC(5)	One stop	SF + 6.50%		N/A(6)	09/2028	—	(18,700)	—	(18,769)
DP Flores Holdings, LLC	One stop	SF + 6.50%		N/A(6)	09/2028	—	—	—	—
DP Flores Holdings, LLC	One stop	SF + 6.50%		N/A(6)	09/2028	—	—	—	—
HS Spa Holdings, Inc.	One stop	SF + 5.75%	(i)	7.51%	06/2029	1,174,058	1,151,688	1.7	1,150,576
HS Spa Holdings, Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2028	—	(1,948)	—	(2,062)
Mario Purchaser, LLC	One stop	SF + 5.75%	(g)	8.88%	04/2029	673,425	660,789	0.9	646,489
Mario Purchaser, LLC	One stop	SF + 10.75%	(g)	13.88% PIK	04/2032	303,718	295,619	0.4	297,644
Mario Purchaser, LLC	One stop	SF + 5.75%	(g)	8.88%	04/2029	253,966	243,335	0.3	219,335
Mario Purchaser, LLC(5)	One stop	P + 4.75%		N/A(6)	04/2028	—	(1,320)	—	(2,469)
NSG Buyer, Inc.	One stop	SF + 6.00%	(g)	9.13%	06/2029	2,855,257	2,827,743	4.1	2,855,257
NSG Buyer, Inc.	One stop	SF + 6.00%	(g)	9.13%	06/2029	87,625	86,781	0.1	87,625
NSG Buyer, Inc.	One stop	SF + 6.00%	(g)	9.13%	06/2029	51,115	50,622	0.1	51,115
NSG Buyer, Inc.	One stop	SF + 6.00%	(g)	9.13%	06/2029	48,194	42,494	0.1	48,194
NSG Buyer, Inc.	One stop	SF + 6.00%	(g)	9.13%	06/2028	12,337	11,451	—	12,337
						8,713,095	8,543,483	12.3	8,539,988
Health Care Technology
Coding Solutions Acquisition, Inc.	One stop	SF + 5.75%	(g)	8.78%	05/2028	476,699	472,244	0.7	467,166
Coding Solutions Acquisition, Inc.	One stop	SF + 5.75%	(g)	8.78%	05/2028	10,305	9,959	—	8,931
Coding Solutions Acquisition, Inc.(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(963)	—	(2,854)
Plasma Buyer LLC	One stop	SF + 5.75%	(h)	9.30%	05/2029	490,771	481,500	0.7	480,956
Plasma Buyer LLC(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(1,020)	—	(1,091)
Plasma Buyer LLC(5)	One stop	SF + 5.75%		N/A(6)	05/2029	—	(1,202)	—	(2,545)
						977,775	960,518	1.4	950,563
Healthcare Equipment and Supplies
Belmont Instrument, LLC	One stop	SF + 6.25%	(h)	9.69%	08/2028	4,254,900	4,213,185	6.1	4,212,351
Belmont Instrument, LLC(5)	One stop	SF + 6.25%		N/A(6)	08/2028	—	(980)	—	(1,000)
						4,254,900	4,212,205	6.1	4,211,351
Healthcare Providers and Services
Community Care Partners, LLC	One stop	SF + 5.75%	(g)	8.89%	06/2026	354,365	351,471	0.5	350,821
Community Care Partners, LLC(5)	One stop	SF + 5.75%		N/A(6)	06/2026	—	(427)	—	(523)
						354,365	351,044	0.5	350,298
Hotels, Restaurants and Leisure
Barteca Restaurants, LLC	One stop	SF + 6.00%	(i)	9.19%	08/2028	1,221,400	1,209,526	1.8	1,209,186
Barteca Restaurants, LLC(5)	One stop	SF + 6.00%		N/A(6)	08/2028	—	(972)	—	(1,000)
Barteca Restaurants, LLC(5)	One stop	SF + 6.00%		N/A(6)	08/2028	—	(3,166)	—	(3,257)
Health Buyer, LLC	Senior loan	SF + 5.25%	(i)	7.98%	04/2029	236,500	233,143	0.3	222,310
Health Buyer, LLC	Senior loan	SF + 5.25%	(g)	8.03%	04/2028	2,366	1,890	—	507
						1,460,266	1,440,421	2.1	1,427,746
See Notes to Consolidated Financial Statements.

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Industrial Conglomerates
Dwyer Instruments, Inc.	One stop	L + 6.00%	(a)	9.67%	07/2027	$591,707	$580,463	0.8%	$579,873
Dwyer Instruments, Inc.	One stop	L + 5.50%	(b)	8.38%	07/2027	7,117	6,251	—	6,206
Dwyer Instruments, Inc.(5)	One stop	L + 6.00%		N/A(6)	07/2027	—	(1,411)	—	(1,485)
Excelitas Technologies Corp.	One stop	SF + 5.75%	(h)	8.59%	08/2029	681,340	667,340	1.0	674,526
Excelitas Technologies Corp.(7)(8)	One stop	E + 5.75%	(d)	6.08%	08/2029	110,374	113,968	0.2	109,270
Excelitas Technologies Corp.	One stop	SF + 5.75%	(h)	8.59%	08/2028	27,166	26,524	—	26,509
Excelitas Technologies Corp.(5)	One stop	SF + 5.75%		N/A(6)	08/2029	—	(1,288)	—	(1,314)
						1,417,704	1,391,847	2.0	1,393,585
Insurance
Captive Resources Midco, LLC	One stop	SF + 5.50%	(g)	8.53%	07/2029	6,812,700	6,681,346	9.6	6,676,446
Captive Resources Midco, LLC(5)	One stop	SF + 5.50%		N/A(6)	07/2028	—	(3,589)	—	(3,746)
						6,812,700	6,677,757	9.6	6,672,700
IT Services
Critical Start, Inc.	One stop	SF + 5.75%	(g)	5.65% cash/3.13% PIK	05/2028	490,521	485,933	0.7	485,616
Critical Start, Inc.(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(625)	—	(666)
Goldcup 31018 AB(7)(8)(11)	One stop	E + 7.07%	(e)	3.57% cash/3.82% PIK	07/2029	672,295	678,372	1.0	663,891
Goldcup 31018 AB(5)(7)(8)(11)	One stop	E + 6.50%		N/A(6)	01/2029	—	(1,818)	—	(1,532)
Goldcup 31018 AB(5)(7)(8)(11)	One stop	E + 6.50%		N/A(6)	07/2029	—	(1,409)	—	(1,421)
Netwrix Corporation	One stop	SF + 5.00%	(h)	7.90%	06/2029	7,898,604	7,829,329	11.2	7,819,618
Netwrix Corporation	One stop	SF + 5.00%	(h)	8.44%	06/2029	287,891	270,260	0.3	245,630
Netwrix Corporation(5)	One stop	SF + 5.00%		N/A(6)	06/2029	—	(1,675)	—	(1,753)
ReliaQuest Holdings, LLC	One stop	SF + 10.75%	(h)	14.30%	10/2026	335,548	329,213	0.5	335,548
ReliaQuest Holdings, LLC	One stop	SF + 10.75%	(h)	14.30%	10/2026	15,245	15,245	—	15,245
ReliaQuest Holdings, LLC(5)	One stop	SF + 10.75%		N/A(6)	10/2026	—	(474)	—	—
Zarya Holdco, Inc.	Senior loan	SF + 6.50%	(g)	9.63%	07/2027	975,776	975,776	1.4	975,776
Zarya Holdco, Inc.	Senior loan	SF + 6.50%		N/A(6)	07/2027	—	—	—	—
						10,675,880	10,578,127	15.1	10,535,952
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF + 5.50%	(i)	9.48%	05/2029	796,407	781,283	1.1	780,479
Caerus Midco 3 S.A.R.L.(5)(7)(10)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(1,592)	—	(1,677)
Caerus Midco 3 S.A.R.L.(5)(7)(10)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(1,137)	—	(2,395)
						796,407	778,554	1.1	776,407
Professional Services
Citrin Cooperman Advisors LLC	One stop	SF + 5.00%	(g)(h)	7.80%	10/2027	272,119	267,483	0.4	272,119
DISA Holdings Corp.	Senior loan	SF + 5.50%	(g)	8.18%	09/2028	463,124	453,954	0.6	453,861
DISA Holdings Corp.	Senior loan	SF + 5.50%	(g)	8.18%	09/2028	2,432	1,790	—	1,784
DISA Holdings Corp.(5)	Senior loan	SF + 5.50%		N/A(6)	09/2028	—	(1,228)	—	(1,241)
						737,675	721,999	1.0	726,523
Software
Anaplan, Inc.	One stop	SF + 6.50%	(g)	9.53%	06/2029	22,835,977	22,616,727	32.2	22,379,257
Anaplan, Inc.(5)	One stop	SF + 6.50%		N/A(6)	06/2028	—	(2,852)	—	(5,983)
Armstrong Bidco Limited(7)(8)(9)	One stop	SN + 5.75%	(f)	7.94%	06/2029	571,182	608,466	0.8	554,046
Armstrong Bidco Limited(7)(8)(9)	One stop	SN + 5.75%	(f)	7.94%	06/2029	98,201	96,325	0.1	89,260
GTY Technology Holdings, Inc.	One stop	SF + 6.88%	(h)	9.81% cash/0.63% PIK	07/2029	3,891,383	3,816,927	5.5	3,852,469
GTY Technology Holdings, Inc.(5)	One stop	SF + 6.88%		N/A(6)	07/2029	—	(2,174)	—	(1,125)
GTY Technology Holdings, Inc.(5)	One stop	SF + 6.88%		N/A(6)	07/2029	—	(29,332)	—	(30,352)
ICIMS, Inc.	One stop	SF + 6.75%	(h)	9.49%	08/2028	5,404,600	5,310,547	7.7	5,357,310
ICIMS, Inc.(5)	One stop	SF + 6.75%		N/A(6)	08/2028	—	(1,371)	—	(1,399)
ICIMS, Inc.	One stop	SF + 6.75%		N/A(6)	08/2028	—	—	—	—
IQN Holding Corp.	One stop	SF + 5.50%	(h)	8.41%	05/2029	1,333,669	1,321,125	1.9	1,320,333
IQN Holding Corp. (5)	One stop	SF + 5.50%		N/A(6)	05/2028	—	(1,027)	—	(1,103)
IQN Holding Corp. (5)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(7,279)	—	(6,264)
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Island Bidco AB(7)(8)(11)	One stop	E + 7.25%	(e)	0.23% cash/7.25% PIK	07/2028	$526,349	$554,550	0.7%	$521,085
Island Bidco AB(7)(11)	One stop	SF + 7.00%	(i)	6.09% cash/3.50% PIK	07/2028	289,200	286,429	0.4	286,308
Island Bidco AB(5)(7)(11)	One stop	SF + 6.50%		N/A(6)	07/2028	—	(419)	—	(437)
Island Bidco AB(5)(7)(8)(11)	One stop	E + 6.50%		N/A(6)	07/2028	—	(812)	—	(797)
Kaseya Inc.	One stop	SF + 5.75%	(i)	8.29%	06/2029	4,462,000	4,396,349	6.3	4,372,760
Kaseya Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2029	—	(2,585)	—	(5,380)
Kaseya Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2029	—	(2,585)	—	(5,380)
Quant Buyer, Inc.	One stop	SF + 5.50%	(h)	8.47%	06/2029	6,592,923	6,530,086	9.2	6,364,280
Quant Buyer, Inc.	One stop	SF + 5.50%	(h)	8.47%	06/2029	5,554,300	5,501,363	7.7	5,361,677
Quant Buyer, Inc.(5)	One stop	SF + 5.50%		N/A(6)	06/2029	—	(1,430)	—	(5,202)
Rainforest Bidco Limited(7)(8)(9)	One stop	SN + 5.75%	(f)	7.94%	07/2029	613,023	636,381	0.9	604,594
Rainforest Bidco Limited(7)(8)(9)	One stop	SN + 5.75%		N/A(6)	01/2029	—	—	—	—
Rainforest Bidco Limited(5)(7)(8)(9)	One stop	SN + 5.75%		N/A(6)	07/2029	—	(2,472)	—	(2,408)
SailPoint Technologies Holdings, Inc.	One stop	SF + 6.25%	(g)	9.10%	08/2029	6,827,328	6,691,542	9.7	6,759,055
SailPoint Technologies Holdings, Inc.(5)	One stop	SF + 6.25%		N/A(6)	08/2028	—	(1,690)	—	(1,727)
Templafy APS and Templafy, LLC(7)(13)	One stop	SF + 6.50%	(i)	9.64%	07/2028	542,900	528,231	0.8	527,617
Templafy APS and Templafy, LLC(5)(7)(13)	One stop	SF + 6.50%		N/A(6)	07/2028	—	(364)	—	(375)
Templafy APS and Templafy, LLC(5)(7)(13)	One stop	SF + 6.50%		N/A(6)	07/2028	—	(2,961)	—	(3,053)
						59,543,035	58,835,695	83.9	58,279,066
Specialty Retail
PPV Intermediate Holdings, LLC	One stop	SF + 5.75%	(h)(i)	9.29%	08/2029	5,323,125	5,221,217	7.5	5,216,662
PPV Intermediate Holdings, LLC	One stop	N/A		13.00%	08/2030	642,587	626,863	0.9	626,522
PPV Intermediate Holdings, LLC(5)	One stop	N/A		13.00%	08/2030	174	(2,446)	—	(2,477)
PPV Intermediate Holdings, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2029	—	(7,659)	—	(7,753)
PPV Intermediate Holdings, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2029	—	(16,012)	—	(12,892)
Salon Lofts Group, LLC	One stop	SF + 5.75%	(h)	9.30%	08/2028	4,503,000	4,458,607	6.4	4,457,970
Salon Lofts Group, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2028	—	(1,972)	—	(2,000)
Salon Lofts Group, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2028	—	(22,645)	—	(22,970)
						10,468,886	10,255,953	14.8	10,253,062
Total debt investments						$112,346,390	$110,771,025	158.6%	$110,137,171

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(14)(15)
Automobiles
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A	N/A	767	$76,700	0.1%	$76,700
						76,700	0.1	76,700
Diversified Consumer Services
DP Flores Holdings, LLC	LLC units	N/A	N/A	N/A	87,800	87,800	0.1	87,800
HS Spa Holdings, Inc.	Common Stock	N/A	N/A	N/A	77,582	77,582	0.1	74,416
						165,382	0.2	162,216
IT Services
Critical Start, Inc.	Common Stock	N/A	N/A	N/A	37,900	37,900	—	37,900
Netwrix Corporation	LLC units	N/A	N/A	N/A	19,851	40,269	0.1	44,463
						78,169	0.1	82,363
Software
Anaplan, Inc.	LP interest	N/A	N/A	N/A	890,007	890,513	1.3	890,007
Cynet Security Ltd.(7)(12)	Preferred stock	N/A	N/A	N/A	22,716	80,874	0.1	80,876
GTY Technology Holdings, Inc.	LP units	N/A	N/A	N/A	57,436	57,436	0.1	57,436
Kaseya Inc.	Preferred stock	N/A	N/A	N/A	850	828,945	1.3	877,950
Kaseya Inc.	LP interest	N/A	N/A	N/A	50,010	50,010	0.1	50,010
Templafy APS and Templafy, LLC(7)(13)	Warrant	N/A	N/A	N/A	29	11,056	—	11,056
						1,918,834	2.9	1,967,335
Specialty Retail
Salon Lofts Group, LLC	LP units	N/A	N/A	N/A	109	109,343	0.2	109,340
						109,343	0.2	109,340

Total equity investments						$2,348,428	3.5%	$2,397,954

Total investments					$112,346,390	$113,119,453	162.1%	$112,535,125

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022

(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF”), Prime (‘‘P’’), Euro Interbank Offered Rate (“EURIBOR” or “E”), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’) or the London Interbank Offered Rate (“LIBOR” or “L”) denominated in U.S. dollars which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2022. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2022, which was the last business day of the period on which the applicable index was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2022, as the loan may have priced or repriced based on an index rate prior to September 30, 2022.
(a) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 3.75% as of September 30, 2022.
(b) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 4.23% as of September 30, 2022.
(c) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 6.25% as of September 30, 2022.
(d) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was 1.17% as of September 30, 2022.
(e) Denotes that all or a portion of the loan was indexed to the 180-day EURIBOR, which was 1.81% as of September 30, 2022.
(f) Denotes that all or a portion of the loan was indexed to SONIA, which was 2.19% as of September 30, 2022.
(g) Denotes that all or a portion of the loan was indexed to the 30-day Term SOFR Rate which was 3.04% as of September 30, 2022.
(h) Denotes that all or a portion of the loan was indexed to the 90-day Term SOFR Rate which was 3.59% as of September 30, 2022.
(i) Denotes that all or a portion of the loan was indexed to the 180-day Term SOFR Rate which was 3.99% as of September 30, 2022.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2022.
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
(6)The entire commitment was unfunded as of September 30, 2022. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2022, total non-qualifying assets at fair value represented 3.2% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(11)The headquarters of this portfolio company is located in Sweden.
(12)The headquarters of this portfolio company is located in Israel.
(13)The headquarters of this portfolio company is located in Denmark.
(14)Equity investments are non-income producing securities.
(15)Ownership of certain equity investments occurs through a holding company or partnership.

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

The accompanying consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for financial information and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated.

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

Use of estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation: As provided under ASC Topic 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, Golub Capital 4 Holdings LLC, Golub Capital BDC 4 Funding LLC (“GBDC 4 Funding”) and Golub Capital 4 Holdings Coinvest, Inc., in its consolidated financial statements.

Cash and foreign currencies: Cash and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

(1)Non-U.S. dollar transactions during the year are valued at the prevailing spot exchange rates on the applicable transaction date and the related assets and liabilities are revalued at the prevailing spot rates as of year-end.

Net assets and fair values are presented based on the applicable foreign exchange rates described above and fluctuations arising from the translation of assets and liabilities are included with the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statement of Operations.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the period from April 1, 2022 (commencement of operations) to September 30, 2022, interest income included $67,543 of accretion of discounts. For the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company received loan origination fees of $1,829,712.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the period from April 1, 2022

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(commencement of operations) to September 30, 2022, the Company capitalized PIK interest of $63,447 into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company received no prepayment premiums.

For the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amount of $1,492,091.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of September 30, 2022, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company did not incur U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2022.

Dividend and Distributions: Dividends and distributions to common stockholders are recorded on the record date. Subject to the discretion of and as determined by the Board, the Company intends to authorize and declare ordinary cash distributions based on a formula approved by the Board on a quarterly basis. The amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company can retain such capital gains for investment in its discretion.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2022, the Company had deferred debt issuance costs of $523,253. These amounts are amortized and included in interest expense in the Consolidated Statement of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the period from April 1, 2022 (commencement of operations) to September 30, 2022 was $43,771.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company amortized $18,467 of deferred offering costs, which are included in professional fees on the Consolidated Statement of Operations.

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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of September 30, 2022, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of September 30, 2022
	Subscriptions	Contributions
GBDC 4 Stockholders	$527,300,500	$69,233,785

As of September 30, 2022, the ratio of total contributed capital to total capital subscriptions was 13.1% and the Company had uncalled capital commitments of $458,066,715.

The following table summarizes the shares of GBDC 4 common stock issued for the period from April 1, 2022 (commencement of operations) to September 30, 2022:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of shares	04/21/22	789,611.130	15.00	$11,844,167
Issuance of shares	05/27/22	1,319,368.331	15.00	19,790,525
Issuance of shares	06/27/22	1,451,305.202	15.00	21,769,578
Issuance of shares	09/26/22	1,054,601.000	15.00	15,819,015
Shares issued for capital drawdowns		4,614,885.663		69,223,285
Issuance of shares (1)	07/08/22	673.701	15.00	10,105
Issuance of shares (1)	09/15/22	12,145.576	15.00	182,184
Shares issued through DRIP		12,819.277		192,289

(1) Shares issued through the DRIP.

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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

For the period from April 1, 2022 (commencement of operations) to September 30, 2022, the base management fee incurred by the Company was $334,220 and the base management fee irrevocably waived by the Investment Adviser totaled $227,963, which included a one-time waiver of $15,277 in order to waive 100% of the base management fee for the period from April 1, 2022 (commencement of operations) to June 30, 2022.

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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

For the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Income Incentive Fee incurred was $96,827.

The Investment Adviser has agreed to irrevocably waive all Income Incentive Fees payable pursuant to the Investment Advisory Agreement for periods ending prior to April 1, 2024 (the “Waiver Period”).

For the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Income Incentive Fee irrevocably waived by the Investment Adviser was $96,827.

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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

Realized capital gains and losses include gains and losses on investments, foreign currencies, including gains and losses on borrowings in foreign currencies, derivative contracts and any income tax related to cumulative aggregate realized gains and losses. The Capital Gain Incentive Fee is calculated on a cumulative basis from April 1, 2022 through the end of each calendar year or the termination of the Investment Advisory Agreement. However, in accordance with GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20.0% of such amount (10.0% prior to the closing of a Liquidity Event), less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period.

For the period from April 1, 2022 (commencement of operations) to June 30, 2022, there was no accrual for the capital gain incentive fee under GAAP. There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of September 30, 2022. Any payment due under the terms of Investment Advisory Agreement is calculated in arrears at the end of each calendar year. There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of September 30, 2022.

As of September 30, 2022, there was no accrual for capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statement of Financial Condition. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

As of September 30, 2022, included in accounts payable and accrued expenses is $3,844 for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through April 1, 2022 and has incurred $165,992 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2021.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700,000. Any costs in excess of $700,000 will be borne by the Investment Adviser. As of September 30, 2022, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $201,944.

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

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. There were no expenses reimbursed to the Administrator for the period from April 1, 2022 (commencement of operations) to September 30, 2022. As of September 30, 2022, there was $319,499 included in accounts payable and accrued expenses for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $10,500. Additionally, on April 1, 2022, GGP

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $100,000,000. As of September 30, 2022, GGP Class B-P, LLC has an aggregate commitment of $100,010,500. As of September 30, 2022, the Company has issued 1,234,162.866 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $18,512,443 and has also issued 11,989.080 shares to GGP Class B-P, LLC through the DRIP.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of September 30, 2022, permits the Company to borrow a maximum of $100,000,000 and expires on April 12, 2025. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

Note 5.    Investments

Investments as of September 30, 2022 consisted of the following:

	As of September 30, 2022
	Principal	Amortized Cost	Fair Value
Senior secured	$1,680,198	$1,665,325	$1,652,997
One stop	110,666,192	109,105,700	108,484,174
Equity	N/A	2,348,428	2,397,954
Total	$112,346,390	$113,119,453	$112,535,125

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of September 30, 2022
Amortized Cost:
United States
Mid-Atlantic	$16,521,323	14.6%
Midwest	13,859,081	12.2
Northeast	26,713,588	23.6
Southeast	11,880,254	10.5
Southwest	7,902,609	7.0
West	31,993,615	28.3
United Kingdom	1,338,700	1.2
Luxembourg	778,554	0.7
Sweden	1,514,893	1.3
Israel	80,874	0.1
Denmark	535,962	0.5
Total	$113,119,453	100.0%
Fair Value:
United States
Mid-Atlantic	$16,582,536	14.7%
Midwest	13,850,964	12.3
Northeast	26,439,587	23.5
Southeast	11,877,985	10.5
Southwest	7,957,399	7.1
West	31,721,537	28.2
United Kingdom	1,245,492	1.1
Luxembourg	776,407	0.7
Sweden	1,467,097	1.3
Israel	80,876	0.1
Denmark	535,245	0.5
Total	$112,535,125	100.0%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The industry compositions of the portfolio at amortized cost and fair value as of September 30, 2022 were as follows:

	As of September 30, 2022
Amortized Cost:
Automobiles	$6,100,122	5.4%
Diversified Consumer Services	8,708,865	7.7
Health Care Technology	960,518	0.8
Healthcare Equipment and Supplies	4,212,205	3.7
Healthcare Providers and Services	351,044	0.3
Hotels, Restaurants and Leisure	1,440,421	1.3
Industrial Conglomerates	1,391,847	1.3
Insurance	6,677,757	5.9
IT Services	10,656,296	9.4
Pharmaceuticals	778,554	0.7
Professional Services	721,999	0.6
Software	60,754,529	53.7
Specialty Retail	10,365,296	9.2
Total	$113,119,453	100.0%

	As of September 30, 2022
Fair Value:
Automobiles	$6,096,630	5.4%
Diversified Consumer Services	8,702,204	7.7
Health Care Technology	950,563	0.8
Healthcare Equipment and Supplies	4,211,351	3.8
Healthcare Providers and Services	350,298	0.3
Hotels, Restaurants and Leisure	1,427,746	1.3
Industrial Conglomerates	1,393,585	1.2
Insurance	6,672,700	5.9
IT Services	10,618,315	9.5
Pharmaceuticals	776,407	0.7
Professional Services	726,523	0.6
Software	60,246,401	53.6
Specialty Retail	10,362,402	9.2
Total	$112,535,125	100.0%

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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities for the period from April 1, 2022 (commencement of operations) to September 30, 2022. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm and each portfolio company subject to review at least once during a trailing twelve-month period. Investments originated during the period from April 1, 2022 (commencement of operations) to June 30, 2022 were not subject to review by an independent valuation firm for any period ending prior to July 1, 2022. All investments as of September 30, 2022 were valued using Level 3 inputs of the fair value hierarchy.

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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The following table presents fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2022:

As of September 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$110,137,171	$110,137,171
Equity investments(1)	—	—	2,397,954	2,397,954
Total assets, at fair value:	$—	$—	$112,535,125	$112,535,125

(1)Refer to the Consolidated Schedule of Investments for further details.
The net change in unrealized appreciation (depreciation) for the period from April 1, 2022 (commencement of operations) to September 30, 2022, reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statement of Operations attributable to the Company's Level 3 assets held as of September 30, 2022 was $(584,328).

The following table presents the changes in investments measured at fair value using Level 3 inputs for the period from April 1, 2022 (commencement of operations) to September 30, 2022:

	For the period from April 1, 2022 (commencement of operations) to September 30, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—
Net change in unrealized appreciation (depreciation) on investments	(492,221)	49,527	(442,694)
Net translation of investments in foreign currencies	(141,634)	—	(141,634)
Funding of (proceeds from) revolving loans, net	109,701	—	109,701
Fundings of investments	110,550,400	2,348,427	112,898,827
PIK interest	63,447	—	63,447
Proceeds from principal payments of portfolio investments	(20,065)	—	(20,065)
Accretion of discounts and amortization of premiums	67,543	—	67,543
Fair value, end of period	$110,137,171	$2,397,954	$112,535,125

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2022:

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$1,652,997	Market rate approach	Market interest rate	8.8% - 9.5% (9.4%)
		Market comparable companies	EBITDA multiples	10.3x - 26.2x (19.7x)
One stop loans(2)	$108,484,174	Market rate approach	Market interest rate	8.0% - 14.5% (9.4%)
		Market comparable companies	EBITDA multiples	7.0x - 32.9x (17.9x)
		Market comparable companies	Revenue multiples	7.8x - 16.7x (14.4x)
Equity(3)	$2,397,954	Market comparable companies	EBITDA multiples	12.6x - 25.9x (23.4x)
			Revenue multiples	7.8x - 16.7x (16.0x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $67,349,640 and $41,134,534 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $1,320,679 and $1,077,275 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt as of September 30, 2022:

	As of September 30, 2022
	Carrying Value	Fair Value
Debt	$64,882,849	$64,882,849

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On April 1, 2022, the Company’s sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of September 30, 2022, the Company’s asset coverage for borrowed amounts was 206.3%.

PNC Facility: On July 8, 2022, the Company entered into a Revolving Credit and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as administrative agent, collateral agent, and a lender, and PNC Capital Markets LLC, as structuring agent. The PNC Facility allows the Company to borrow in an aggregate amount of up to $80,000,000, subject to leverage and borrowing base restrictions, with a stated maturity date of July 8, 2025.

Borrowings under the PNC Facility bear interest, at the Company’s election and depending on the currency of the borrowing, of either Term SOFR, Daily Simple SOFR, the Eurocurrency Rate, SONIA, or the Euro Short-Term Rate (“€STR”) plus a margin ranging from 1.75% to 2.25%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GBDC 4 Funding securing the facility. As of September 30, 2022, the Company had outstanding debt of $62,500,000 under the PNC Facility.

For the period from April 1, 2022 (commencement of operations) to September 30, 2022, the components of interest expense, annualized average stated interest rates and average outstanding balances for the PNC Facility were as follows:

Period from April 1, 2022 (commencement of operations) to September 30, 2022
Stated interest expense	$393,261
Facility fees	26,376
Amortization of debt issuance costs	43,771
Total interest expense	463,408
Annualized average stated interest rate	4.5%
Average outstanding balance	$8,778,630

Adviser Revolver: On April 12, 2022, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $70,000,000 and expiration date of April 12, 2025. On June 15, 2022, the Company amended the Adviser Revolver to increase the borrowing capacity from $70,000,000 to $100,000,000. The Adviser Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”). As of September 30, 2022, the short-term AFR in effect on the Adviser Revolver based on the last interest rate reset was 3.0%. As of September 30, 2022, the Company had outstanding debt of $2,382,849 under the Adviser Revolver.

For the period from April 1, 2022 (commencement of operations) to September 30, 2022, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

Period from April 1, 2022 (commencement of operations) to September 30, 2022
Stated interest expense	$74,524
Cash paid for interest expense	9,490
Annualized average stated interest rate	1.9%
Average outstanding balance	$3,977,997

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A summary of the Company’s maturity requirements for borrowings as of September 30, 2022 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Adviser Revolver	$2,382,849	$—	$2,382,849	$—	$—
PNC Facility	$62,500,000	$—	$62,500,000	$—	$—
Total borrowings	$64,882,849	$—	$64,882,849	$—	$—

Note 8. Federal Income Tax Matters

The Company intends to elect to be treated and intends to be subject to tax as a RIC under Subchapter M of the Code. As a result, the Company must distribute substantially all of its net taxable income each tax year as dividends to its stockholders. Accordingly, no provision for federal income tax has been made in the financial statements.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences have no impact on net assets. There were no reclassifications between paid in capital in excess of par and distributable earnings (losses) for the period from April 1, 2022 (commencement of operations) to September 30, 2022.

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments transactions as investment gains and losses are not included in taxable income until they are realized.

The following table reconciles net increase in net assets resulting from operations to taxable income for the period from April 1, 2022 (commencement of operations) to September 30, 2022:

Period from April 1, 2022 (commencement of operations) to September 30, 2022
Net increase in net assets resulting from operations	$722,524
Net change in unrealized (appreciation) depreciation on investment transactions	438,452
Other income not currently taxable	(14)
Expenses not currently deductible	4,470
Taxable income before deductions for distributions	$1,165,432

The tax character of distributions paid during the period from April 1, 2022 (commencement of operations) to September 30, 2022 were as follows:

Period from April 1, 2022 (commencement of operations) to September 30, 2022
Ordinary Income	$594,872

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the period from April 1, 2022 (commencement of operations) to September 30, 2022 were as follows:

Period from April 1, 2022 (commencement of operations) to September 30, 2022
Undistributed ordinary income – tax basis	$570,560
Net unrealized appreciation (depreciation) on investments	(438,438)
Other temporary differences	(132,122)
Total accumulated earnings (loss) – book basis	$—

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2022, the Company estimates that it will not have a capital loss carryforward available for use in subsequent tax years.

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of September 30, 2022, the Company elected to not defer any ordinary losses. The Company did not elect to defer any short-term capital losses or long-term capital losses as of September 30, 2022.

For the tax year ended September 30, 2022, the Company estimates taxable income in excess of the distributions made from such taxable income during the tax year, and therefore, the Company has elected to carry forward the excess for distribution to stockholders in 2023. The amount carried forward to 2023 is estimated to be approximately $570,560 of ordinary income, although this amount will not be finalized until the 2022 tax returns are filed in 2023.

As of September 30, 2022, the federal tax cost of investments was $113,119,439 resulting in estimated gross unrealized gains and losses of $264,675 and $848,989, respectively.

Note 9. Commitments and Contingencies

Commitments: As of September 30, 2022, the Company had outstanding commitments to fund investments totaling $27,206,075, including $3,764,271 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statement of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of September 30, 2022, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

Concentration of credit and counterparty risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company in the future may engage in derivative transactions with counterparties. In the event that the counterparties do not fulfill their obligations, the Company may be exposed to risk.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Net asset value at beginning of period	$15.00
Distributions declared:(2)
From net investment income	(0.26)
Net investment income	0.45
Net realized gain (loss) on investment transactions	(0.02)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.17)
Net asset value at end of period	$15.00
Total return based on net asset value per share(4)	1.70%
Number of common shares outstanding	4,628,404.940

Listed below are supplemental data and ratios to the financial highlights:	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Ratio of net investment income to average net assets*	6.79%
Ratio of total expenses to average net assets*	7.40%
Ratio of management fee waiver to average net assets*	(1.26)%
Ratio of incentive fee waiver to average net assets	(0.27)%
Ratio of operating expense waiver to average net assets	(0.35)%
Ratio of net expenses to average net assets*	5.52%
Ratio of incentive fees to average net assets	0.27%
Ratio of total expenses (without incentive fees) to average net assets*	7.13%
Total return based on average net asset value(5)*	3.99%
Net assets at end of period	$69,426,074
Average debt outstanding	$12,756,628
Average debt outstanding per share	$2.76
Portfolio Turnover*	0.07%
Asset coverage ratio(6)	206.27%
Asset coverage ratio per unit(7)	$2,063
Average market value per unit (8):
Adviser Revolver	N/A
PNC Facility	N/A

* Annualized for a period less than one year.
(1)Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)The per share data for distributions reflect the amount of distributions paid or payable with a record date during the applicable period.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
(8)Not applicable as the Adviser Revolver and PNC Facility are not registered for public trading.

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase (decrease) in net assets per share resulting from operations for the period from April 1, 2022 (commencement of operations) to September 30, 2022:

Period from April 1, 2022 (commencement of operations) to September 30, 2022
Earnings available to stockholders	$722,524
Basic and diluted weighted average shares outstanding	2,411,172
Basic and diluted earnings per share	$0.30

Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the period from April 1, 2022 (commencement of operations) to September 30, 2022:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the period from April 1, 2022 (commencement of operations) to September 30, 2022
5/06/2022	5/06/2022	7/08/2022	790,311.130	$0.0016	$1,279
5/06/2022	5/20/2022	7/08/2022	790,311.130	0.0267	21,078
5/06/2022	6/24/2022	9/15/2022	2,109,679.461	0.0743	156,840
5/06/2022	7/19/2022	9/15/2022	3,561,658.364	0.1167	415,675
8/05/2022	8/30/2022	11/23/2022	3,561,658.364	0.0104	37,086
8/05/2022	9/20/2022	11/23/2022	3,573,803.940	0.0253	90,566
Total dividends declared for the period from April 1, 2022 (commencement of operations) to September 30, 2022					$722,524

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On October 1, 2022, the Company entered into Subscription Agreements with additional stockholders totaling $47,850,000, in the aggregate.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On November 2, 2022, the Company notified stockholders of a capital call due on November 14, 2022. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	11/14/2022	1,150,301.000	$15.00	$17,254,515

On November 2, 2022, the Company and GBDC 4 Funding entered into an increase notice (the “PNC Facility Amendment”) that amended the PNC Facility to increase the borrowing capacity from $80,000,000 to $110,000,000 and update the applicable margin such that borrowings under the PNC Facility will bear interest, at the Company’s election and depending on the currency of the borrowing, of either Term SOFR, Daily Simple SOFR, the Eurocurrency Rate, SONIA, or the Euro Short-Term Rate (“€STR”) plus a margin ranging from 1.80% to 2.30%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GBDC 4 Funding securing the facility. The PNC Facility Amendment included an annualized fee payable on the closing date of the amendment based on the increase in the commitments of the PNC Facility on the effective date of the PNC Facility Amendment, which fee was pro-rated for the remainder of the revolving period of the PNC Facility.

On November 23, 2022, the Company issued 2,657.829 shares of common stock through the DRIP.

On August 5, 2022 and November 18, 2022, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
October 18, 2022	December 29, 2022	In an amount (if positive) such that the net asset value of the Company as of October 31, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2022 through October 31, 2022 and the payment of this distribution is $15.00 per share
November 21, 2022	December 29, 2022	In an amount (if positive) such that the net asset value of the Company as of November 30, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period November 1, 2022 through November 30, 2022 and the payment of this distribution is $15.00 per share
December 15, 2022	March 1, 2023	In an amount (if positive) such that the net asset value of the Company as of December 31, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period December 1, 2022 through December 31, 2022 and the payment of this distribution is $15.00 per share
January 17, 2023	March 22, 2023	In an amount (if positive) such that the net asset value of the Company as of January 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2023 through January 31, 2023 and the payment of this distribution is $15.00 per share

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Controls and Procedures

As of September 30, 2022 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b) Management's Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

(c) Changes in Internal Controls over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15: Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 106
(2)	Financial Statement Schedules — None
(3)	Exhibits
EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
3.3	Amended and Restated Bylaws approved on August 5, 2022 by the Board of Directors of Golub Capital BDC 4, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q (File No. 814-01504), filed on August 12, 2022).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
4.2	Description of securities	*
10.1	Investment Advisory Agreement, dated as of April 1, 2022, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.2	Waiver Agreement, dated as of April 1, 2022, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.3	Administration Agreement, dated as of April 1, 2022, by and between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.4	Custody Agreement, dated as of March 31, 2022, by and between the Registrant and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.5	Trademark License Agreement, dated as of April 1, 2022, by and between Golub Capital LLC and the Registrant (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.6	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.8	Revolving Loan Agreement, dated as of April 12, 2022, by and among Golub Capital BDC 4, Inc., as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.8 to the Registrant’s Amended Registration Statement on Form 10 (File No. 000-56410), filed on May 17, 2022).

Number	Description

10.9	First Amendment to Amended and Restated Revolving Loan Agreement, dated as of June 15, 2022, by and among Golub Capital BDC 4, Inc., as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on June 16, 2022).
10.10	Revolving Credit and Security Agreement, dated as of July 8, 2022, by and among Golub Capital BDC 4, Inc. and Golub Capital BDC 4 Funding LLC, as the borrowers, PNC Bank, National Association, as administrative agent, collateral agent, and a Lender, and PNC Capital Markets LLC, as structuring agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on July 13, 2022).
10.11	Increase Notice Regarding that certain Revolving Credit and Security Agreement, dated as of July 8, 2022, by and among Golub Capital BDC 4, Inc., a Maryland corporation, Golub Capital BDC 4 Funding LLC, a Delaware limited liability company , PNC Bank, National Association, as Administrative Agent for the Secured Parties, the Collateral Agent and a Lender, PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of November 2, 2022. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on November 8, 2022).
14.1	Joint Code of Ethics of Golub Capital BDC, Inc., Golub Capital BDC 3, Inc., Golub Capital Direct Lending Corporation, Golub Capital Direct Lending Unlevered Corporation, the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
14.2	Code of Ethics of GC Advisors LLC (Incorporated by reference to Exhibit 14.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
21.1	List of subsidiaries.	*
24.1	Power of attorney (included on the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
99.1	Privacy Policy of the Registrant.	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital BDC 4, Inc.
A Maryland Corporation

Date: December 8, 2022	By:	/s/ David B. Golub
Name: David B. Golub
Title: President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lawrence E. Golub, David B. Golub and Christopher C. Ericson as his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David B. Golub	President, Chief Executive Officer and Director	December 8, 2022
David B. Golub	(Principal Executive Officer)
/s/ Christopher C. Ericson	Chief Financial Officer	December 8, 2022
Christopher C. Ericson	(Principal Financial and Accounting Officer)
/s/ Lawrence E. Golub	Chairman of the Board of Directors	December 8, 2022
Lawrence E. Golub
/s/ John T. Baily	Director	December 8, 2022
John T. Baily
/s/ Kenneth F. Bernstein	Director	December 8, 2022
Kenneth F. Bernstein
/s/ Lofton P. Holder	Director	December 8, 2022
Lofton P. Holder
/s/ Anita J. Rival	Director	December 8, 2022
Anita J. Rival
/s/ William M. Webster IV	Director	December 8, 2022
William M. Webster IV