Form 10-Q
period 2022-12-31
Golub Capital BDC 4, Inc.
filed 2023-02-14
CIK 1901612

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2022
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
As of February 14, 2023, the Registrant had 5,812,093.348 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	December 31, 2022	September 30, 2022
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $167,262,475 and $113,119,453, respectively)	$166,693,746	$112,535,125
Cash	3,436,456	21,237,690
Foreign currencies (cost of $413,947 and $540,706, respectively)	445,352	508,424
Interest receivable	914,913	545,571
Due from Investment Adviser (Note 4)	6,679	7,081
Capital call receivable	—	12,000
Deferred offering costs	184,744	183,477
Other assets	50	—
Total Assets	$171,681,940	$135,029,368
Liabilities
Debt	$82,591,802	$64,882,849
Less unamortized debt issuance costs	(649,455)	(523,253)
Debt less unamortized debt issuance costs	81,942,347	64,359,596
Interest payable	1,058,617	484,671
Distributions payable	763,632	127,652
Management and incentive fees payable	184,888	106,257
Accounts payable and accrued expenses	491,055	485,118
Accrued trustee fees	60,001	40,000
Total Liabilities	84,500,540	65,603,294
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2022 and September 30, 2022	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 5,812,093.348 and 4,628,404.940 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	5,812	4,629
Paid in capital in excess of par	87,175,588	69,421,445
Distributable earnings (losses)	—	—
Total Net Assets	87,181,400	69,426,074
Total Liabilities and Total Net Assets	$171,681,940	$135,029,368
Number of common shares outstanding	5,812,093.348	4,628,404.940
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statement of Operations (unaudited)

Three Months Ended December 31, 2022
Investment income
Interest income	$3,787,029
Dividend income	25,529
Fee income	9,992
Total investment income	3,822,550
Expenses
Interest expense	1,131,594
Base management fee	508,442
Incentive fee	450,163
Professional fees	162,772
Administrative service fee	33,885
General and administrative expenses	20,694
Total expenses	2,307,550
Base management fee waived (Note 4)	(323,554)
Incentive fee waived (Note 4)	(450,163)
Net expenses	1,533,833
Net investment income - before tax	2,288,717
Excise tax	37,000
Net investment income - after tax	2,251,717
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Foreign currency transactions	51,722
Net realized gain (loss) on investment transactions	51,722
Net change in unrealized appreciation (depreciation) from:
Investments	(210,464)
Translation of assets and liabilities in foreign currencies	17,110
Net change in unrealized appreciation (depreciation) on investment transactions	(193,354)
Net gain (loss) on investment transactions	(141,632)
Net increase (decrease) in net assets resulting from operations	$2,110,085
Per Common Share Data
Basic and diluted earnings per common share (Note 10)	$0.40
Basic and diluted weighted average common shares outstanding (Note 10)	5,230,642

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statement of Changes in Net Assets (unaudited)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2022	4,628,404.940	$4,629	$69,421,445	$—	$69,426,074
Issuance of common stock	1,150,201.000	1,150	17,251,865	—	17,253,015
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	2,251,717	2,251,717
Net realized gain (loss) on investment transactions	—	—	—	51,722	51,722
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(193,354)	(193,354)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	33,487.408	33	502,278	—	502,311
Distributions from distributable earnings (losses)	—	—	—	(1,346,453)	(1,346,453)
Distributions declared and payable	—	—	—	(763,632)	(763,632)
Total increase (decrease) for the three months ended December 31, 2022	1,183,688.408	1,183	17,754,143	—	17,755,326
Balance at December 31, 2022	5,812,093.348	$5,812	$87,175,588	$—	$87,181,400

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)

Three Months Ended December 31, 2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$2,110,085
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	64,716
Accretion of discounts and amortization of premiums	(134,573)
Net realized (gain) loss on foreign currency transactions	(51,722)
Net change in unrealized (appreciation) depreciation on investments	210,464
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(17,110)
Proceeds from (fundings of) revolving loans, net	(55,809)
Fundings of investments	(57,116,670)
Proceeds from principal payments of portfolio investments	3,304,692
PIK interest	(115,133)
Non-cash dividends	(25,529)
Changes in operating assets and liabilities:
Interest receivable	(369,342)
Due from Investment Adviser	402
Deferred offering costs	(1,267)
Other assets	(50)
Interest payable	573,946
Management and incentive fees payable	78,631
Accounts payable and accrued expenses	5,937
Accrued trustee fees	20,001
Net cash provided by (used in) operating activities	(51,518,331)
Cash flows from financing activities
Borrowings on debt	31,000,000
Repayments of debt	(13,500,000)
Capitalized debt issuance costs	(190,918)
Proceeds from issuance of common shares	17,265,015
Distributions paid	(971,794)
Net cash provided by (used in) financing activities	33,602,303
Net change in cash and foreign currencies	(17,916,028)
Effect of foreign currency exchange rates	51,722
Cash and foreign currencies, beginning of period	21,746,114
Cash and foreign currencies, end of period	$3,881,808
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$492,931
Distributions declared during the period	2,110,085
Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$(12,000)
Stock issued in connection with dividend reinvestment plan	502,311
Change in distributions payable	635,980
The following table provides a reconciliation of cash and foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statement of Cash Flows:

	As of
	December 31, 2022	September 30, 2022
Cash	$3,436,456	$21,237,690
Foreign currencies (cost of $413,947 and $540,706, respectively)	445,352	508,424
Total cash and foreign currencies shown in the Consolidated Statement of Cash Flows	$3,881,808	$21,746,114
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Automobiles
National Express Wash Parent Holdco, LLC	One stop	SF + 5.50%	(h)	10.29%	07/2029	$3,968,600	$3,931,551	4.4%	$3,809,856
National Express Wash Parent Holdco, LLC	One stop	SF + 5.50%	(h)	10.22%	07/2029	1,880,933	1,854,594	2.0	1,768,077
National Express Wash Parent Holdco, LLC(5)	One stop	SF + 5.50%		N/A(6)	07/2029	—	(1,960)	—	(8,400)
Spotless Brands, LLC	One stop	SF + 6.50%	(g)	10.71%	07/2028	1,973,866	1,937,270	2.2	1,954,127
Spotless Brands, LLC	One stop	SF + 6.50%	(f)(g)	11.12%	07/2028	214,266	212,280	0.2	212,124
Spotless Brands, LLC	One stop	SF + 6.50%	(g)	10.71%	07/2028	158,809	157,337	0.2	157,221
Spotless Brands, LLC(5)	One stop	SF + 6.50%		N/A(6)	07/2028	—	(523)	—	(282)
						8,196,474	8,090,549	9.0	7,892,723
Diversified Consumer Services
DP Flores Holdings, LLC	One stop	SF + 6.50%	(h)	11.23%	09/2028	3,253,400	3,199,061	3.7	3,253,400
DP Flores Holdings, LLC(5)	One stop	SF + 6.50%		N/A(6)	09/2028	—	(1,670)	—	—
DP Flores Holdings, LLC(5)	One stop	SF + 6.50%		N/A(6)	09/2028	—	(17,913)	—	—
HS Spa Holdings, Inc.	One stop	SF + 5.75%	(h)	10.45%	06/2029	1,171,115	1,149,645	1.3	1,147,693
HS Spa Holdings, Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2028	—	(1,862)	—	(1,557)
Mario Purchaser, LLC	One stop	SF + 5.75%	(f)	10.17%	04/2029	671,742	659,621	0.7	658,308
Mario Purchaser, LLC(18)	One stop	SF + 10.75%	(f)	15.17% PIK	04/2032	314,956	307,166	0.4	314,956
Mario Purchaser, LLC	One stop	SF + 5.75%	(f)	10.17%	04/2029	253,332	243,114	0.3	236,028
Mario Purchaser, LLC(5)	One stop	SF + 5.75%		N/A(6)	04/2028	—	(1,260)	—	(1,073)
NSG Buyer, Inc.	One stop	SF + 6.50%	(f)	10.92%	11/2029	9,651,923	9,440,569	11.0	9,555,404
NSG Buyer, Inc. (5)	One stop	SF + 6.50%		N/A(6)	11/2029	—	(22,433)	—	(22,981)
NSG Buyer, Inc. (5)	One stop	SF + 6.50%		N/A(6)	11/2028	—	(486)	—	(500)
						15,316,468	14,953,552	17.4	15,139,678
Diversified Financial Services
Avalara, Inc.	One stop	SF + 7.25%	(g)	11.83%	10/2028	2,655,000	2,590,866	3.0	2,588,625
Avalara, Inc.(5)	One stop	SF + 7.25%		N/A(6)	10/2028	—	(3,020)	—	(3,125)
						2,655,000	2,587,846	3.0	2,585,500
Electronic Equipment, Instruments and Components
CST Holding Company	One stop	SF + 6.75%	(f)	10.97%	11/2028	5,495,938	5,335,648	6.1	5,331,060
CST Holding Company	One stop	SF + 6.75%	(f)	10.97%	11/2028	5,000	3,542	—	3,500
						5,500,938	5,339,190	6.1	5,334,560
Health Care Technology
Coding Solutions Acquisition, Inc.	One stop	SF + 5.50%	(f)	9.82%	05/2028	475,508	471,252	0.6	475,508
Coding Solutions Acquisition, Inc.	One stop	SF + 5.50%	(f)	9.82%	05/2028	13,740	13,409	—	13,740
Coding Solutions Acquisition, Inc.(5)	One stop	SF + 5.50%		N/A(6)	05/2028	—	(919)	—	—
Color Intermediate, LLC	One stop	SF + 5.50%	(g)	10.18%	10/2029	2,388,996	2,342,897	2.6	2,293,436
Plasma Buyer LLC	One stop	SF + 5.75%	(f)	10.07%	05/2029	489,544	480,649	0.6	474,858
Plasma Buyer LLC(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(974)	—	(1,303)
Plasma Buyer LLC(5)	One stop	SF + 5.75%		N/A(6)	05/2029	—	(1,156)	—	(3,817)
						3,367,788	3,305,158	3.8	3,252,422
Healthcare Equipment and Supplies
Belmont Instrument, LLC	One stop	SF + 6.25%	(g)	10.76%	08/2028	4,244,262	4,204,431	4.8	4,201,820
Belmont Instrument, LLC	One stop	P + 5.25%	(b)	12.75%	08/2028	15,000	14,062	—	14,000
						4,259,262	4,218,493	4.8	4,215,820
Healthcare Providers and Services
Community Care Partners, LLC	One stop	SF + 6.00%	(f)	10.44%	06/2026	353,476	350,786	0.4	346,407
Community Care Partners, LLC(5)	One stop	SF + 6.00%		N/A(6)	06/2026	—	(398)	—	(1,046)
						353,476	350,388	0.4	345,361
Hotels, Restaurants and Leisure
Barteca Restaurants, LLC	One stop	SF + 6.00%	(h)	9.19%	08/2028	1,218,347	1,207,013	1.4	1,218,347
See Notes to Consolidated Financial Statements.

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Barteca Restaurants, LLC(5)	One stop	SF + 6.00%		N/A(6)	08/2028	$—	$(930)	—%	$—
Barteca Restaurants, LLC(5)	One stop	SF + 6.00%		N/A(6)	08/2028	—	(3,030)	—	—
ESN Venture Holdings, LLC	One stop	SF + 6.50%	(g)	11.08%	10/2028	4,688,847	4,625,777	5.3	4,630,236
ESN Venture Holdings, LLC	One stop	SF + 6.50%	(g)	11.06%	10/2028	16,000	14,271	—	14,500
ESN Venture Holdings, LLC(5)	One stop	SF + 6.50%		N/A(6)	10/2028	—	(38,325)	—	(29,337)
Health Buyer, LLC	Senior loan	SF + 5.25%	(g)(h)	10.29%	04/2029	235,909	232,688	0.3	226,472
Health Buyer, LLC	Senior loan	SF + 5.25%	(f)	9.66%	04/2028	17,171	16,717	—	16,065
						6,176,274	6,054,181	7.0	6,076,283
Industrial Conglomerates
Dwyer Instruments, Inc.	One stop	L + 6.00%	(a)	10.73%	07/2027	590,223	579,595	0.7	590,223
Dwyer Instruments, Inc.	One stop	L + 6.00%	(a)	10.73%	07/2027	7,117	6,296	—	7,117
Dwyer Instruments, Inc.(5)	One stop	L + 6.00%		N/A(6)	07/2027	—	(1,337)	—	—
Excelitas Technologies Corp.	One stop	SF + 5.75%	(g)	10.12%	08/2029	681,340	667,854	0.8	674,526
Excelitas Technologies Corp.(7)(8)	One stop	E + 5.75%	(c)	7.55%	08/2029	120,529	114,052	0.1	119,324
Excelitas Technologies Corp.	One stop	SF + 5.75%	(b)(g)	10.70%	08/2028	37,244	36,629	—	36,827
Excelitas Technologies Corp.(5)	One stop	SF + 5.75%		N/A(6)	08/2029	—	(1,241)	—	(1,314)
						1,436,453	1,401,848	1.6	1,426,703
Insurance
Captive Resources Midco, LLC(18)	One stop	SF + 5.75%	(f)	4.78% cash/5.29% PIK	07/2029	6,795,668	6,669,373	7.6	6,659,755
Captive Resources Midco, LLC(5)	One stop	SF + 5.75%		N/A(6)	07/2028	—	(3,432)	—	(3,746)
						6,795,668	6,665,941	7.6	6,656,009
IT Services
Critical Start, Inc.(18)	One stop	SF + 5.75%	(f)	6.94% cash/3.13% PIK	05/2028	494,491	490,109	0.5	484,602
Critical Start, Inc.(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(597)	—	(1,333)
Goldcup 31018 AB(7)(8)(12)(18)	One stop	E + 7.07%	(d)	3.57% cash/3.82% PIK	07/2029	734,153	678,744	0.8	719,470
Goldcup 31018 AB(5)(7)(8)(12)	One stop	E + 6.50%		N/A(6)	01/2029	—	(1,746)	—	(2,676)
Goldcup 31018 AB(5)(7)(8)(12)	One stop	E + 6.50%		N/A(6)	07/2029	—	(1,356)	—	(2,483)
Netwrix Corporation	One stop	SF + 5.00%	(h)	9.70%	06/2029	8,769,660	8,699,497	10.0	8,681,963
Netwrix Corporation	One stop	SF + 5.00%	(g)	9.53%	06/2029	522,264	503,352	0.6	488,714
Netwrix Corporation(5)	One stop	SF + 5.00%		N/A(6)	06/2029	—	(1,612)	—	(1,753)
ReliaQuest Holdings, LLC	One stop	SF + 10.75%	(f)	15.07%	10/2026	335,548	329,610	0.4	335,548
ReliaQuest Holdings, LLC	One stop	SF + 10.75%	(f)	15.07%	10/2026	32,524	32,524	—	32,524
ReliaQuest Holdings, LLC(5)	One stop	SF + 10.75%		N/A(6)	10/2026	—	(444)	—	—
Zarya Holdco, Inc.	Senior loan	SF + 6.50%	(g)	10.90%	07/2027	975,776	975,776	1.1	966,018
Zarya Holdco, Inc.(5)	Senior loan	SF + 6.50%		N/A(6)	07/2027	—	—	—	(467)
						11,864,416	11,703,857	13.4	11,700,127
Life Sciences Tools & Services
Celerion Buyer, Inc.	One stop	SF + 6.50%	(g)	10.64%	11/2029	10,317,486	10,065,894	11.6	10,162,724
Celerion Buyer, Inc.(5)	One stop	SF + 6.50%		N/A(6)	11/2028	—	(1,216)	—	(750)
Celerion Buyer, Inc.(5)	One stop	SF + 6.50%		N/A(6)	11/2029	—	(39,809)	—	(24,488)
						10,317,486	10,024,869	11.6	10,137,486
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)(11)	One stop	SF + 5.50%	(g)	10.08%	05/2029	794,416	779,901	0.9	769,209
Caerus Midco 3 S.A.R.L.(7)(11)	One stop	SF + 5.75%	(g)	9.83%	05/2029	141,426	138,674	0.2	138,597
Caerus Midco 3 S.A.R.L.(7)(11)	One stop	SF + 5.75%	(f)	10.07%	05/2029	24,667	22,846	—	22,693
Caerus Midco 3 S.A.R.L.(5)(7)(11)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(1,094)	—	(3,800)
Caerus Midco 3 S.A.R.L.(5)(7)(11)	One stop	SF + 5.75%		N/A(6)	05/2029	—	(199)	—	(409)
						960,509	940,128	1.1	926,290
Professional Services
bswift, LLC	One stop	SF + 6.63%	(g)	10.81%	11/2028	1,142,500	1,107,635	1.3	1,106,740
Citrin Cooperman Advisors LLC	One stop	SF + 5.00%	(h)	9.06%	10/2027	283,320	278,867	0.3	259,604
Citrin Cooperman Advisors LLC	One stop	SF + 5.00%		N/A(6)	10/2027	—	—	—	—
Citrin Cooperman Advisors LLC	One stop	SF + 5.00%		N/A(6)	10/2027	—	—	—	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
DISA Holdings Corp.	Senior loan	SF + 5.50%	(f)	9.79%	09/2028	$725,542	$711,648	0.8%	$714,659
DISA Holdings Corp.	Subordinated debt	SF + 10.00%	(f)	14.22%	03/2029	50,000	48,536	0.1	48,500
DISA Holdings Corp.	Senior loan	SF + 5.50%	(f)	9.67%	09/2028	42,699	41,523	—	41,458
DISA Holdings Corp.	One stop	SF + 5.50%	(f)	9.73%	09/2028	28,264	26,843	—	26,806
DISA Holdings Corp.	Senior loan	SF + 5.50%	(f)	9.82%	09/2028	1,316	478	—	658
						2,273,641	2,215,530	2.5	2,198,425
Software
Anaplan, Inc.	One stop	SF + 6.50%	(f)	10.82%	06/2029	22,835,976	22,624,942	25.7	22,379,257
Anaplan, Inc.(5)	One stop	SF + 6.50%		N/A(6)	06/2028	—	(2,727)	—	(4,553)
Armstrong Bidco Limited(7)(8)(9)	One stop	SN + 5.25%	(e)	8.68%	06/2029	618,772	609,028	0.7	600,209
Armstrong Bidco Limited(7)(8)(9)	One stop	SN + 5.25%	(e)	8.68%	06/2029	250,573	235,075	0.3	240,886
GTY Technology Holdings, Inc.(18)	One stop	SF + 6.88%	(g)	7.16% cash/4.30% PIK	07/2029	3,933,650	3,861,965	4.5	3,894,313
GTY Technology Holdings, Inc.(18)	One stop	SF + 6.88%	(g)	7.08% cash/4.30% PIK	07/2029	2,568,246	2,514,264	2.9	2,542,564
GTY Technology Holdings, Inc.(18)	One stop	SF + 6.88%	(g)	7.16% cash/4.30% PIK	07/2029	470,855	466,511	0.5	466,147
GTY Technology Holdings, Inc.(5)	One stop	SF + 6.25%		N/A(6)	07/2029	—	(2,093)	—	(1,125)
ICIMS, Inc.(18)	One stop	SF + 7.25%	(g)	7.64% cash/3.88% PIK	08/2028	5,404,600	5,314,575	6.1	5,350,554
ICIMS, Inc.(5)	One stop	SF + 7.25%		N/A(6)	08/2028	—	(1,312)	—	(1,599)
ICIMS, Inc.(5)	One stop	SF + 7.25%		N/A(6)	08/2028	—	—	—	(14,355)
IQN Holding Corp.	One stop	SF + 5.25%	(g)	9.65%	05/2029	1,330,335	1,318,302	1.5	1,303,729
IQN Holding Corp.	One stop	SF + 5.50%	(g)	9.71%	05/2029	47,189	40,218	0.1	34,661
IQN Holding Corp. (5)	One stop	SF + 5.25%		N/A(6)	05/2028	—	(981)	—	(1,657)
Island Bidco AB(7)(8)(12)(18)	One stop	E + 7.25%	(d)	2.75% cash/7.25% PIK	07/2028	596,038	575,088	0.7	590,078
Island Bidco AB(7)(12)(18)	One stop	SF + 7.00%	(g)(h)	8.29% cash/3.50% PIK	07/2028	294,338	291,695	0.3	291,394
Island Bidco AB(5)(7)(12)	One stop	SF + 6.50%		N/A(6)	07/2028	—	(400)	—	(437)
Island Bidco AB(5)(7)(8)(12)	One stop	E + 6.50%		N/A(6)	07/2028	—	(777)	—	(870)
Kaseya Inc.	One stop	SF + 5.75%	(g)	10.33%	06/2029	4,462,000	4,398,805	5.0	4,372,760
Kaseya Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2029	—	(2,488)	—	(5,380)
Kaseya Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2029	—	(2,488)	—	(5,380)
PING Identity Holding Corp.	One stop	SF + 7.00%	(f)	11.32%	10/2029	2,212,936	2,180,481	2.5	2,185,274
PING Identity Holding Corp.(5)	One stop	SF + 7.00%		N/A(6)	10/2028	—	(1,234)	—	(1,278)
Quant Buyer, Inc.	One stop	SF + 5.50%	(g)	9.90%	06/2029	6,576,434	6,516,120	7.3	6,355,663
Quant Buyer, Inc.	One stop	SF + 5.50%	(g)	9.90%	06/2029	5,540,414	5,489,602	6.2	5,354,423
Quant Buyer, Inc.(5)	One stop	SF + 5.50%		N/A(6)	06/2029	—	(1,376)	—	(5,036)
Rainforest Bidco Limited(7)(8)(9)(18)	One stop	SN + 5.75%	(e)	9.18%	07/2029	668,643	641,164	0.8	661,957
Rainforest Bidco Limited(7)(9)	One stop	SF + 5.75%	(g)	8.79%	07/2029	130,576	128,901	0.1	129,270
Rainforest Bidco Limited(5)(7)(8)(9)	One stop	SN + 5.75%		N/A(6)	07/2029	—	(1,498)	—	(494)
SailPoint Technologies Holdings, Inc.	One stop	SF + 6.25%	(f)	10.58%	08/2029	6,827,328	6,696,517	7.5	6,554,235
SailPoint Technologies Holdings, Inc.(5)	One stop	SF + 6.25%		N/A(6)	08/2028	—	(1,618)	—	(6,907)
Templafy APS and Templafy, LLC(7)(14)	One stop	SF + 6.50%	(h)	9.64%	07/2028	542,900	528,870	0.6	542,900
Templafy APS and Templafy, LLC(5)(7)(14)	One stop	SF + 6.50%		N/A(6)	07/2028	—	(348)	—	—
Templafy APS and Templafy, LLC(5)(7)(14)	One stop	SF + 6.50%		N/A(6)	07/2028	—	(2,832)	—	—
Zendesk, Inc.	One stop	SF + 6.50%	(g)	11.04%	11/2028	9,559,999	9,372,288	10.7	9,368,799
Zendesk, Inc.(5)	One stop	SF + 6.50%		N/A(6)	11/2028	—	(982)	—	(1,000)
Zendesk, Inc.(5)	One stop	SF + 6.50%		N/A(6)	11/2028	—	(23,464)	—	(23,900)
						74,871,802	73,757,793	84.0	73,145,102
Specialty Retail
PPV Intermediate Holdings, LLC	One stop	SF + 5.75%	(f)(g)	10.11%	08/2029	5,826,287	5,723,302	6.5	5,709,761
PPV Intermediate Holdings, LLC(18)	One stop	N/A		13.00%	08/2030	663,935	648,712	0.7	644,017
PPV Intermediate Holdings, LLC	One stop	SF + 5.75%	(f)	10.07%	08/2029	104,667	97,287	0.1	96,914
PPV Intermediate Holdings, LLC(5)(18)	One stop	N/A		13.00%	08/2030	724	(1,813)	—	(5,655)
PPV Intermediate Holdings, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2029	—	(15,569)	—	(15,721)
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salon Lofts Group, LLC	One stop	SF + 5.75%	(g)	10.33%	08/2028	$4,491,743	$4,449,346	5.1	$4,446,825
Salon Lofts Group, LLC	One stop	SF + 5.75%	(g)	10.22%	08/2028	73,201	72,510	0.1	72,469
Salon Lofts Group, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2028	—	(1,888)	—	(2,000)
Salon Lofts Group, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2028	—	(20,990)	—	(22,238)
SureWerx Purchaser III, Inc.(7)(10)	One stop	SF + 6.75%	(g)	11.30%	12/2029	788,068	768,397	0.9	776,247
SureWerx Purchaser III, Inc.(7)(10)	One stop	SF + 6.75%	(g)	11.30%	12/2028	6,250	5,002	—	5,500
SureWerx Purchaser III, Inc.(5)(7)(10)	One stop	SF + 6.75%		N/A(6)	12/2029	—	(2,425)	—	(1,619)
						11,954,875	11,721,871	13.4	11,704,500
Total debt investments						$166,300,530	$163,331,194	186.7%	$162,736,989

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(15)(16)
Automobiles
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A	N/A	767	$76,700	0.1%	$80,792
						76,700	0.1	80,792
Diversified Consumer Services
DP Flores Holdings, LLC	LLC units	N/A	N/A	N/A	87,800	87,800	0.1	87,800
HS Spa Holdings, Inc.	Common Stock	N/A	N/A	N/A	77,582	77,582	0.1	78,200
NSG Buyer, Inc.	LP units	N/A	N/A	N/A	893	892,857	1.0	892,857
						1,058,239	1.2	1,058,857
IT Services
Critical Start, Inc.	Common Stock	N/A	N/A	N/A	37,900	37,900	—	40,962
Netwrix Corporation	LLC units	N/A	N/A	N/A	19,851	40,269	—	40,324
						78,169	—	81,286
Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A	N/A	N/A	446,429	446,429	0.5	446,429
Celerion Buyer, Inc.	LP units	N/A	N/A	N/A	446,429	—	—	—
						446,429	0.5	446,429
Software
Anaplan, Inc.	LP Interest	N/A	N/A	N/A	890,007	890,513	1.0	890,007
Cynet Security Ltd.(7)(13)	Preferred Stock	N/A	N/A	N/A	22,716	80,873	0.1	84,187
GTY Technology Holdings, Inc.	LP units	N/A	N/A	N/A	57,436	57,436	0.1	61,383
Kaseya Inc.(17)	Preferred Stock	N/A	11.75% Non-Cash	N/A	850	854,475	1.0	876,827
Kaseya Inc.	LP Interest	N/A	N/A	N/A	50,010	50,036	0.1	53,048
Templafy APS and Templafy, LLC(7)(14)	Warrant	N/A	N/A	N/A	29	11,056	—	6,872
Zendesk, Inc.	LP units	N/A	N/A	N/A	21,801	218,012	0.3	218,012
						2,162,401	2.6	2,190,336
Specialty Retail
Salon Lofts Group, LLC	LP units	N/A	N/A	N/A	109	109,343	0.1	99,057
						109,343	0.1	99,057

Total equity investments						$3,931,281	4.5%	$3,956,757

Total investments					$166,300,530	$167,262,475	191.2%	$166,693,746

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022

(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF”), Prime (‘‘P’’), Euro Interbank Offered Rate (“EURIBOR” or “E”), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’) or the London Interbank Offered Rate (“LIBOR” or “L”) denominated in U.S. dollars which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of December 31, 2022. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of December 31, 2022, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2022, as the loan may have priced or repriced based on an index rate prior to December 31, 2022.
(a) Denotes that all or a portion of the contract was indexed to the 90-day LIBOR, which was 4.77% as of December 31, 2022.
(b) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 7.50% as of December 31, 2022.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.13% as of December 31, 2022.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.69% as of December 31, 2022.
(e) Denotes that all or a portion of the contract was indexed to SONIA, which was 3.43% as of December 31, 2022.
(f) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 4.36% as of December 31, 2022.
(g) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 4.59% as of December 31, 2022.
(h) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 4.78% as of December 31, 2022.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2022.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See Note 6. Fair Value Measurements.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of December 31, 2022. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, total non-qualifying assets at fair value represented 3.3% of the Company’s total assets calculated in accordance with the 1940 Act.
(8)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Translation.
(9)The headquarters of this portfolio company is located in the United Kingdom.
(10)The headquarters of this portfolio company is located in Canada.
(11)The headquarters of this portfolio company is located in Luxembourg.
(12)The headquarters of this portfolio company is located in Sweden.
(13)The headquarters of this portfolio company is located in Israel.
(14)The headquarters of this portfolio company is located in Denmark.
(15)Equity investments are non-income producing securities, unless otherwise noted.
(16)Ownership of certain equity investments occurs through a holding company or partnership.
(17)The Company holds an equity investment that is income producing.
(18)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the three months ended December 31, 2022.

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

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022

(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to SOFR, Prime (‘‘P’’), EURIBOR, SONIA or LIBOR denominated in U.S. dollars which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2022. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2022, which was the last business day of the period on which the applicable index was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2022, as the loan may have priced or repriced based on an index rate prior to September 30, 2022.
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
(g) Denotes that all or a portion of the loan was indexed to the 30-day Term SOFR which was 3.04% as of September 30, 2022.
(h) Denotes that all or a portion of the loan was indexed to the 90-day Term SOFR which was 3.59% as of September 30, 2022.
(i) Denotes that all or a portion of the loan was indexed to the 180-day Term SOFR which was 3.99% as of September 30, 2022.
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
(7)The investment is treated as a non-qualifying asset under the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2022, total non-qualifying assets at fair value represented 3.2% of the Company’s total assets calculated in accordance with the 1940 Act.
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

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 1. Organization

Golub Capital BDC 4, Inc. (“GBDC 4” and, collectively with its consolidated subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company that elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on April 1, 2022. On April 1, 2022, the date of commencement of operations, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) to sell shares of GBDC 4's common stock in private placements. In addition, for U.S. federal income tax purposes, GBDC 4 intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with the fiscal year ended September 30, 2022.

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

The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the period ended September 30, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars. Non-U.S. dollar transactions during the year are valued at the prevailing spot rates on the applicable transaction date and the related assets and liabilities are revalued at the prevailing spot rates as of period-end.

Net assets and fair values are presented based on the applicable foreign exchange rates and fluctuations arising from the translation of assets and liabilities are included with the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statement of Operations. Foreign security and currency transactions involve certain considerations and risks not typically associated with investing in U.S. companies. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Revenue recognition:

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended December 31, 2022, interest income included $134,573 of accretion of discounts. For the three months ended December 31, 2022, the Company received loan origination fees of $1,298,097.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
December 31, 2022, the Company capitalized PIK interest of $115,133 into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three months ended December 31, 2022, fee income included no prepayment premiums.

For the three months ended December 31, 2022, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amount of $3,177,973.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three months ended December 31, 2022, the Company capitalized PIK and non-cash dividends of $25,529 into the cost basis of certain preferred equity investments. For the three months ended December 31, 2022, the Company received no cash payments of accrued and capitalized preferred dividends in cash.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from equity investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the entity prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three months ended December 31, 2022, the Company received no dividend income in cash, and did not receive any return of capital cash distributions.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations.

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of December 31, 2022 and September 30, 2022, the Company had no portfolio company investments on non-accrual status.

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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2022, $37,000 was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2022.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2022 and September 30, 2022, the Company had deferred debt issuance costs of $649,455 and $523,253, respectively. These amounts are amortized and included in interest expense in the Consolidated Statement of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three months ended December 31, 2022 was $64,716.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three months ended December 31, 2022, the Company amortized $20,205 of deferred offering costs, which are included in professional fees on the Consolidated Statement of Operations.

Note 3. Stockholders' Equity

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

As of December 31, 2022 and September 30, 2022, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of December 31, 2022		As of September 30, 2022
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 4 Stockholders	$575,100,500	$86,486,800	$527,300,500	$69,233,785

As of December 31, 2022 and September 30, 2022, the ratio of total contributed capital to total capital subscriptions was 15.0% and 13.1%, respectively, and the Company had uncalled capital commitments of $488,613,700 and $458,066,715, respectively. Effective December 31, 2022, the Company entered into an agreement to cancel subscriptions totaling $50,000.

The following table summarizes the shares of GBDC 4 common stock issued for the three months ended December 31, 2022:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares issued for the three months ended December 31, 2022
Issuance of shares	11/14/22	1,150,201.000	15.00	$17,253,015
Shares issued for capital drawdowns		1,150,201.000		$17,253,015
Issuance of shares	11/23/22	2,657.828	15.00	$39,867
Issuance of shares	12/29/22	30,829.580	15.00	462,444
Shares issued through DRIP		33,487.408		$502,311

Note 4. Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

For the three months ended December 31, 2022, the base management fee incurred by the Company was $508,442, and the base management fee irrevocably waived by the Investment Adviser was $323,554.

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

For the three months ended December 31, 2022, the Income Incentive Fee incurred was $450,163.

The Investment Adviser has agreed to irrevocably waive all Income Incentive Fees payable pursuant to the Investment Advisory Agreement for periods ending prior to April 1, 2024 (the “Waiver Period”).

For the three months ended December 31, 2022, the Income Incentive Fee irrevocably waived by the Investment Adviser was $450,163.

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

For the three months ended December 31, 2022, there was no accrual for the capital gain incentive fee under GAAP.
There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of December 31, 2022 and September 30, 2022. Any payment due under the terms of Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to December 31, 2022.

As of December 31, 2022 and September 30, 2022, there was no accrual for capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

Administration Agreement: Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, provides the Company with clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct the Company’s day-to-day operations. The Company reimburses the Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and the Company's allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses, including any allocation of expenses among the Company and other entities for which the Administrator provides similar services, are reasonable and comparable to administrative services charged by unaffiliated third party asset managers. Under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.

As of December 31, 2022 and September 30, 2022, included in accounts payable and accrued expenses is $33,885 and $3,844, respectively, for allocated shared services under the Administration Agreement.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through April 1, 2022 and has incurred $165,992 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2021.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700,000. Any costs in excess of $700,000 will be borne by the Investment Adviser. As of December 31, 2022, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $223,416.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2022 were $319,499. As of December 31, 2022 and September 30, 2022, accounts payable and accrued expenses included $225,976 and $319,499, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $100,000,000. As of December 31, 2022, GGP Class B-P, LLC has an aggregate commitment of $100,010,500. As of December 31, 2022, the Company had issued 1,434,183.866 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $21,512,758 and has also issued 37,756.949 shares to GGP Class B-P, LLC through the DRIP.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of December 31, 2022, permits the Company to borrow a maximum of $100,000,000 and expires on April 12, 2025. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

Note 5. Investments

Investments as of December 31, 2022 and September 30, 2022 consisted of the following:

	As of December 31, 2022			As of September 30, 2022
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$1,998,413	$1,978,830	$1,964,863	$1,680,198	$1,665,325	$1,652,997
One stop	164,252,117	161,303,828	160,723,626	110,666,192	109,105,700	108,484,174
Subordinated debt	50,000	48,536	48,500	—	—	—
Equity	N/A	3,931,281	3,956,757	N/A	2,348,428	2,397,954
Total	$166,300,530	$167,262,475	$166,693,746	$112,346,390	$113,119,453	$112,535,125

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

	As of December 31, 2022		As of September 30, 2022
Amortized Cost:
United States
Mid-Atlantic	$27,495,083	16.4%	$16,521,323	14.6%
Midwest	20,612,005	12.3	13,859,081	12.2
Northeast	30,390,135	18.2	26,713,588	23.6
Southeast	26,568,524	15.9	11,880,254	10.5
Southwest	9,276,520	5.5	7,902,609	7.0
West	47,437,569	28.4	31,993,615	28.3
United Kingdom	1,612,670	1.0	1,338,700	1.2
Luxembourg	940,128	0.6	778,554	0.7
Sweden	1,541,248	0.9	1,514,893	1.3
Israel	80,873	0.0 *	80,874	0.1
Denmark	536,746	0.3	535,962	0.5
Canada	770,974	0.5	—	—
Total	$167,262,475	100.0%	$113,119,453	100.0%
Fair Value:
United States
Mid-Atlantic	$27,623,725	16.6%	$16,582,536	14.7%
Midwest	20,611,952	12.4	13,850,964	12.3
Northeast	30,142,831	18.1	26,439,587	23.5
Southeast	26,486,102	15.9	11,877,985	10.5
Southwest	9,111,728	5.4	7,957,399	7.1
West	47,150,727	28.3	31,721,537	28.2
United Kingdom	1,631,828	1.0	1,245,492	1.1
Luxembourg	926,290	0.5	776,407	0.7
Sweden	1,594,476	1.0	1,467,097	1.3
Israel	84,187	0.1	80,876	0.1
Denmark	549,772	0.3	535,245	0.5
Canada	780,128	0.4	—	—
Total	$166,693,746	100.0%	$112,535,125	100.0%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2022 and September 30, 2022 were as follows:

	As of December 31, 2022		As of September 30, 2022
Amortized Cost:
Automobiles	$8,167,249	4.9%	$6,100,122	5.4%
Diversified Consumer Services	16,011,791	9.6	8,708,865	7.7
Diversified Financial Services	2,587,846	1.5	—	—
Electronic Equipment, Instruments and Components	5,339,190	3.2	—	—
Health Care Technology	3,305,158	2.0	960,518	0.8
Healthcare Equipment and Supplies	4,218,493	2.5	4,212,205	3.7
Healthcare Providers and Services	350,388	0.2	351,044	0.3
Hotels, Restaurants and Leisure	6,054,181	3.6	1,440,421	1.3
Industrial Conglomerates	1,401,848	0.8	1,391,847	1.3
Insurance	6,665,941	4.0	6,677,757	5.9
IT Services	11,782,026	7.0	10,656,296	9.4
Life Sciences Tools & Services	10,471,298	6.3	—	—
Pharmaceuticals	940,128	0.6	778,554	0.7
Professional Services	2,215,530	1.3	721,999	0.6
Software	75,920,194	45.4	60,754,529	53.7
Specialty Retail	11,831,214	7.1	10,365,296	9.2
Total	$167,262,475	100.0%	$113,119,453	100.0%

	As of December 31, 2022		As of September 30, 2022
Fair Value:
Automobiles	$7,973,515	4.8%	$6,096,630	5.4%
Diversified Consumer Services	16,198,535	9.7	8,702,204	7.7
Diversified Financial Services	2,585,500	1.6	—	0.0
Electronic Equipment, Instruments and Components	5,334,560	3.2	—	—
Health Care Technology	3,252,422	1.9	950,563	0.8
Healthcare Equipment and Supplies	4,215,820	2.5	4,211,351	3.8
Healthcare Providers and Services	345,361	0.2	350,298	0.3
Hotels, Restaurants and Leisure	6,076,283	3.6	1,427,746	1.3
Industrial Conglomerates	1,426,703	0.9	1,393,585	1.2
Insurance	6,656,009	4.0	6,672,700	5.9
IT Services	11,781,413	7.1	10,618,315	9.5
Life Sciences Tools & Services	10,583,915	6.3	—	—
Pharmaceuticals	926,290	0.6	776,407	0.7
Professional Services	2,198,425	1.3	726,523	0.6
Software	75,335,438	45.2	60,246,401	53.6
Specialty Retail	11,803,557	7.1	10,362,402	9.2
Total	$166,693,746	100.0%	$112,535,125	100.0%

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities for the three months ended December 31, 2022. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm and each portfolio company subject to review at least once during a trailing twelve-month period. Investments originated during the period from April 1, 2022 (commencement of operations) to June 30, 2022 were not subject to review by an independent valuation firm. All investments as of both December 31, 2022 and September 30, 2022 were valued using Level 3 inputs.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2022 and September 30, 2022:

As of December 31, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$162,736,989	$162,736,989
Equity investments(1)	—	—	3,956,757	3,956,757
Total assets, at fair value:	$—	$—	$166,693,746	$166,693,746

As of September 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$110,137,171	$110,137,171
Equity investments(1)	—	—	2,397,954	2,397,954
Total assets, at fair value:	$—	$—	$112,535,125	$112,535,125

(1) Refer to the Consolidated Schedules of Investments for further details.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2022, reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statement of Operations attributable to the Company's Level 3 assets held as of December 31, 2022 was $51,036.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2022:

	Three Months Ended December 31, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$110,137,171	$2,397,954	$112,535,125
Net change in unrealized appreciation (depreciation) on investments	(186,414)	(24,050)	(210,464)
Net translation of investments in foreign currencies	226,063	—	226,063
Fundings of (proceeds from) revolving loans, net	55,809	—	55,809
Fundings of investments	55,509,336	1,607,334	57,116,670
PIK interest and non-cash dividends	115,133	25,529	140,662
Proceeds from principal payments and sales of portfolio investments	(3,254,682)	(50,010)	(3,304,692)
Accretion of discounts and amortization of premiums	134,573	—	134,573
Fair value, end of period	$162,736,989	$3,956,757	$166,693,746

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2022 and September 30, 2022:

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of December 31, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$1,964,863	Market rate approach	Market interest rate	9.5% - 10.5% (10.0%)
		Market comparable companies	EBITDA multiples	9.0x - 26.0x (17.7x)
One stop loans(2)	$160,723,626	Market rate approach	Market interest rate	7.3% - 15.2% (10.2%)
		Market comparable companies	EBITDA multiples	6.3x - 33.0x (16.5x)
		Market comparable companies	Revenue multiples	8.0x - 16.7x (13.5x)
Subordinated debt and second lien loans	$48,500	Market rate approach	Market interest rate	14.3%
		Market comparable companies	EBITDA multiples	9.8x
Equity(3)	$3,956,757	Market comparable companies	EBITDA multiples	6.3x - 26.0x (19.2x)
			Revenue multiples	8.0x - 16.7x (15.6x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $111,806,882 and $48,916,744 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $2,873,346 and $1,083,411 of equity investments using EBITDA and revenue multiples, respectively.

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

The above tables are not intended to be all-inclusive but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.
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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” which is reported at cost, all assets and liabilities approximate fair value on the Consolidated Statements of Financial Condition due to their short maturity. Fair value of the Company’s debt is estimated using Level 3 inputs by discounting remaining payments using applicable implied market rates.

The following are the carrying values and fair values of the Company’s debt as of December 31, 2022 and September 30, 2022:

	As of December 31, 2022		As of September 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$82,591,802	$82,591,802	$64,882,849	$64,882,849

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On April 1, 2022, the Company’s sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of December 31, 2022, the Company’s asset coverage for borrowed amounts was 204.2%.

PNC Facility: On July 8, 2022, the Company entered into a Revolving Credit and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as administrative agent, collateral agent, and a lender, and PNC Capital Markets LLC, as structuring agent. The PNC Facility allowed the Company to borrow in an aggregate amount of up to $80,000,000, subject to leverage and borrowing base restrictions, with a stated maturity date of July 8, 2025. On November 2, 2022, the Company and GBDC 4 Funding entered into an increase notice that amended the PNC Facility, among other things, to increase the borrowing capacity from $80,000,000 to $110,000,000 and update the applicable margin such that borrowings under the PNC Facility will bear interest, at the Company’s election and depending on the currency of the borrowing, of either Term SOFR, Daily Simple SOFR, the Eurocurrency Rate, SONIA, or the Euro Short-Term Rate (“€STR”) plus a margin ranging from 1.80% to 2.30%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GBDC 4 Funding securing the facility. As of December 31, 2022 and September 30, 2022, the Company had outstanding debt of $80,000,000 and $62,500,000, respectively, under the PNC Facility.

For the three months ended December 31, 2022, the components of interest expense, cash paid for interest expense, annualized average stated interest rate and average outstanding balance for the PNC Facility were as follows:

Three Months Ended December 31, 2022
Stated interest expense	$1,033,336
Facility fees	10,296
Amortization of debt issuance costs	64,716
Total interest expense	$1,108,348
Cash paid for interest expense	$424,224
Annualized average stated interest rate	5.7%
Average outstanding balance	$71,660,870

Adviser Revolver: On April 12, 2022, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $70,000,000 in U.S. dollars and certain agreed upon foreign currencies and an expiration date of April 12, 2025. On June 15, 2022, the Company amended the Adviser Revolver to increase the borrowing capacity from $70,000,000 to $100,000,000. The Adviser Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”) on borrowings denominated in U.S. dollars and foreign currencies. As of December 31, 2022, the short-term AFR in effect on the Adviser Revolver based on the last interest rate reset was 3.4%. As of December 31, 2022 and September 30, 2022, the Company had outstanding debt of $2,591,802 and $2,382,849, respectively, under the Adviser Revolver.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
For the three months ended December 31, 2022, the stated interest expense, cash paid for interest expense, annualized average stated interest rate and average outstanding balance for the Adviser Revolver were as follows:

Three Months Ended December 31, 2022
Stated interest expense	$23,246
Cash paid for interest expense	68,707
Annualized average stated interest rate(1)	3.9%
Average outstanding balance	$2,382,848
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.

For the three months ended December 31, 2022, the average total debt outstanding was $74,043,718.

For the three months ended December 31, 2022, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 6.1%.

A summary of the Company’s maturity requirements for borrowings as of December 31, 2022 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Adviser Revolver	$2,591,802	$—	$2,591,802	$—	$—
PNC Facility	80,000,000	$—	80,000,000	$—	$—
Total borrowings	$82,591,802	$—	$82,591,802	$—	$—

Note 8. Commitments and Contingencies

Commitments: As of December 31, 2022, the Company had outstanding commitments to fund investments totaling $26,363,348, including $4,113,449 of commitments on undrawn revolvers. As of September 30, 2022, the Company had outstanding commitments to fund investments totaling $27,206,075, including $3,764,271 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of December 31, 2022 and September 30, 2022 , there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

Concentration of credit and counterparty risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company in the future may engage in derivative transactions with counterparties. In the event that the counterparties do not fulfill their obligations, the Company may be exposed to risk.

The risk of default depends on the creditworthiness of the counterparties or issuers of the instruments. The Company’s maximum loss that it could incur related to counterparty risk on its derivative instruments is the value of

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
the collateral for that respective derivative instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

Legal proceedings: In the normal course of business, the Company is subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company does not believe any disposition will have a material adverse effect on the Company’s consolidated financial statements.

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

Three Months Ended December 31, 2022
Net asset value at beginning of period	$15.00
Distributions declared:(2)
From net investment income	(0.39)
Net investment income	0.43
Net realized gain (loss) on investment transactions	0.01
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.05)
Net asset value at end of period	$15.00
Total return based on net asset value per share(4)	2.62%
Number of common shares outstanding	5,812,093.348

Listed below are supplemental data and ratios to the financial highlights:	Three Months Ended December 31, 2022
Ratio of net investment income to average net assets*	11.43%
Ratio of total expenses to average net assets*	10.01%
Ratio of management fee waiver to average net assets*	(1.64)%
Ratio of incentive fee waiver to average net assets	(0.58)%
Ratio of net expenses to average net assets*	7.79%
Ratio of incentive fees to average net assets	0.58%
Ratio of total expenses (without incentive fees) to average net assets*	9.43%
Total return based on average net asset value(5)	2.70%
Total return based on average net asset value - annualized (5)	10.71%
Net assets at end of period	$87,181,400
Average debt outstanding	$74,043,718
Average debt outstanding per share	$12.74
Portfolio Turnover*	9.29%
Asset coverage ratio(6)	204.22%
Asset coverage ratio per unit(7)	$2,042
Average market value per unit (8):
Adviser Revolver	N/A
PNC Facility	N/A

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

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2022:

Three Months Ended December 31, 2022
Earnings available to stockholders	$2,110,085
Basic and diluted weighted average shares outstanding	5,230,642
Basic and diluted earnings per share	$0.40

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the three months ended December 31, 2022:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the three months ended December 31, 2022
08/05/2022	10/18/2022	12/29/2022	4,628,404.940	$0.1396	$646,322
11/18/2022	11/21/2022	12/29/2022	5,778,605.940	0.1212	700,131
11/18/2022	12/15/2022	03/01/2023	5,781,263.768	0.1321	763,632
Total dividends declared for the three months ended December 31, 2022					$2,110,085

The following table summarizes the Company’s distributions reinvested during the three months ended December 31, 2022:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value (1)
For the three months ended December 31, 2022
November 23, 2022	2,657.829	$15.00	$39,867
December 29, 2022	30,829.579	15.00	462,444
	33,487.408		$502,311

(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On January 1, 2023, the Company entered into subscription agreements with additional stockholders totaling $69,708,000, in the aggregate.

On November 18, 2022 and February 7, 2023, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 17, 2023	March 22, 2023	In an amount (if positive) such that the net asset value of the Company as of January 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2023 through January 31, 2023 and the payment of this distribution is $15.00 per share
February 24, 2023	May 24, 2023	In an amount (if positive) such that the net asset value of the Company as of February 28, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2023 through February 28, 2023 and the payment of this distribution is $15.00 per share
March 17, 2023	May 24, 2023	In an amount (if positive) such that the net asset value of the Company as of March 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1, 2023 through March 31, 2023 and the payment of this distribution is $15.00 per share
April 28, 2023	June 22, 2023	In an amount (if positive) such that the net asset value of the Company as of April 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2023 through April 30, 2023 and the payment of this distribution is $15.00 per share

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2022.

We have based the forward-looking statements included in this report on information available to us on the date of this report. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. This quarterly report on Form 10-Q contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and after our election to be treated as a RIC, limitations imposed by the Code. We were formed in September 2021 as a Delaware limited liability company and converted to a Maryland corporation effective April 1, 2022.
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $55.0 billion in capital under management as of October 1, 2022, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.
Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.
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

As of December 31, 2022 and September 30, 2022, our portfolio at fair value was comprised of the following:

	As of December 31, 2022		As of September 30, 2022
Investment Type	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Senior secured	$1,964,863	1.2%	$1,652,997	1.5%
One stop	160,723,626	96.4	108,484,174	96.4
Subordinated debt	48,500	0.0 *	—	—
Equity	3,956,757	2.4	2,397,954	2.1
Total	$166,693,746	100.0%	$112,535,125	100.0%

* Represents an amount less than 0.1%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2022 and September 30, 2022, one stop loans included $48,916,744 and $41,134,534 of recurring revenue loans at fair value, respectively.

As of December 31, 2022 and September 30, 2022, we had debt and equity investments in 46 and 37 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the annualized total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case, and our net investment income - return on equity for the three months ended December 31, 2022:

Three months ended
December 31, 2022
Weighted average income yield(1)*	10.2%
Weighted average investment income yield(2)*	10.6%
Total return based on average net asset value(3)*	10.7%
Total return based on net asset value per share(4)	2.6%
Net investment income - return on equity(5)*	11.4%

*    Annualized for periods of less than one year.
(1)Represents income from interest, fees, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees and discounts divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(2)Represents income from interest, fees, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
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

As of December 31, 2022, GBDC 4 has earned an inception-to-date internal rate of return, or IRR, of 7.7% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. For the three months ended December 31, 2022, GBDC 4 earned a fiscal year-to-date IRR of 12.0% for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).
Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies - Revenue Recognition.”
We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment or derivative instrument, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and derivative instruments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in the Consolidated Statement of Operations.
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

On December 21, 2022 the Financial Accounting Standards Board issued Accounting Standards Update No. 2022-06 (or “ASU 2022-06”), which deferred the sunset of Topic 848, Reference Rate Reform, until December 31, 2024. The issuance of ASU 2022-06 and the deferral of the sunset of Topic 848 eases the potential burden in accounting for the effects of reference rate reform on financial reporting.

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

In anticipation of the discontinuation of LIBOR, we assessed our current debt facilities for our exposure to LIBOR. The PNC Facility (as defined in Note 7 of our consolidated financial statements) utilizes SOFR as a reference rate for USD borrowings and foreign alternative reference rates for foreign borrowings. The Adviser Revolver (as defined in Note 7 of our consolidated financial statements) currently utilizes a reference rate of short-term AFR. We expect any new debt facilities that we enter into subsequent to December 31, 2022 will reference a benchmark interest rate other than LIBOR, such as SOFR.

Recent Developments

On January 1, 2023, we entered into subscription agreements with additional stockholders totaling $69,708,000 in the aggregate.

On November 18, 2022 and February 7, 2023, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 17, 2023	March 22, 2023	In an amount (if positive) such that our net asset value as of January 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period January 1, 2023 through January 31, 2023 and the payment of this distribution is $15.00 per share
February 24, 2023	May 24, 2023	In an amount (if positive) such that our net asset value as of February 28, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period February 1, 2023 through February 28, 2023 and the payment of this distribution is $15.00 per share
March 17, 2023	May 24, 2023	In an amount (if positive) such that our net asset value as of March 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period March 1, 2023 through March 31, 2023 and the payment of this distribution is $15.00 per share
April 28, 2023	June 22, 2023	In an amount (if positive) such that our net asset value as of April 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period April 1, 2023 through April 30, 2023 and the payment of this distribution is $15.00 per share

Consolidated Results of Operations

Consolidated operating results for the three months ended December 31, 2022 are as follows:

Three months ended
December 31, 2022
Interest income	$3,652,456
Accretion of discounts and amortization of premiums	134,573
Non-cash dividend income	25,529
Fee income	9,992
Total investment income	3,822,550
Net expenses	1,533,833
Net investment income - before tax	2,288,717
Excise tax	37,000
Net investment income - after tax	2,251,717
Net realized gain (loss) on foreign currency transactions	51,722
Net change in unrealized appreciation (depreciation) on investment transactions	(193,354)
Net increase in net assets resulting from operations	$2,110,085
Average earning portfolio company investments, at fair value	$142,188,519
Average earning preferred equity investments, at fair value	$877,950

Expenses

The following table summarizes our expenses for the three months ended December 31, 2022:

Three months ended
December 31, 2022
Interest expense	$1,066,878
Amortization of deferred debt issuance costs	64,716
Base management fee, net of waiver	184,888
Income incentive fee, net of waiver	—
Capital gain incentive fee accrued under GAAP, net of waiver	—
Professional fees	162,772
Administrative service fee	33,885
General and administrative expenses	20,694
Net expenses	$1,533,833
Average debt outstanding	$74,043,718

Net Realized and Unrealized Gains and Losses

The following table summarizes our net gain (loss) on investment transactions for the three months ended December 31, 2022:

Three months ended
December 31, 2022
Net realized gain (loss) on foreign currency transactions	$51,722
Net realized gain (loss) on investment transactions	$51,722
Unrealized appreciation from investments	465,539
Unrealized (depreciation) from investments	(676,003)
Unrealized appreciation (depreciation) on foreign currency translation	17,110
Net change in unrealized appreciation (depreciation) on investment transactions	$(193,354)

For the three months ended December 31, 2022, we had $465,539 in unrealized appreciation on 20 portfolio company investments, which was offset by $676,003 in unrealized depreciation on 26 portfolio company investments. Unrealized appreciation for the three months ended December 31, 2022 primarily resulted from an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for both the three months ended December 31, 2022 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to incremental wider credit spreads in the market during the first quarter of the 2023 fiscal year and the amortization of discounts during the quarter on recently originated loans.

Liquidity and Capital Resources

For the three months ended December 31, 2022, we experienced a net decrease in cash and foreign currencies of $17,916,028. During the period, we used $51,518,331 in operating activities, primarily as a result of fundings of portfolio investments of $57,116,670, partially offset by proceeds from principal payments and sales of portfolio investments of $3,304,692. During the same period, cash provided by financing activities was $33,602,303, primarily driven by borrowings on debt of $31,000,000 and proceeds from the issuance of common shares of $17,265,015, partially offset by repayments of debt of $13,500,000.

As of December 31, 2022 and September 30, 2022, we had $3,436,456 and $21,237,690, respectively, of cash and cash equivalents. In addition, as of December 31, 2022 and September 30, 2022, we had $445,352 and $508,424, respectively, of foreign currencies. Cash and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of December 31, 2022 and September 30, 2022, we had investor capital subscriptions totaling $575,100,500 and $527,300,500, respectively, of which $86,486,800 and $69,233,785, respectively, had been called and contributed, leaving $488,613,700 and $458,066,715, respectively, of uncalled investor capital subscriptions.

Revolving Debt Facilities

PNC Facility - On July 8, 2022, we entered into the PNC Facility (as defined in Note 7 of our consolidated financial statements) with PNC Bank. As of December 31, 2022 and September 30, 2022, we were permitted to borrow up to $110,000,000 and $80,000,000, respectively, at any one time outstanding under the PNC Facility. As of December 31, 2022 and September 30, 2022, we had outstanding debt of $80,000,000 and $62,500,000, respectively, under the PNC Facility.

Adviser Revolver - On April 12, 2022, we entered into the Adviser Revolver (as defined in Note 4 of our consolidated financial statements) with GC Advisors. As of both December 31, 2022 and September 30, 2022, we were permitted to borrow up to $100,000,000 at any one time outstanding under the Adviser Revolver. As of December 31, 2022 and September 30, 2022, we had outstanding debt of $2,591,802 and $2,382,849 under the Adviser Revolver, respectively.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 1, 2022, our sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, our asset coverage requirement is reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of December 31, 2022, our asset coverage for borrowed amounts was 204.2%.

As of December 31, 2022, we had outstanding commitments to fund investments totaling $26,363,348, including $4,113,449 of unfunded commitments on revolvers. As of September 30, 2022, we had outstanding commitments to fund investments totaling $27,206,075, including $3,764,271 of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of December 31, 2022 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of December 31, 2022. As of December 31, 2022, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain, availability under our PNC Facility and Adviser Revolver, ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

Although we expect to fund the growth of our investment portfolio through the net proceeds from capital calls on existing and future investor capital subscriptions and through our dividend reinvestment plan as well as future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition, from time to time, we can amend, refinance, or enter into new leverage facilities and securitization financings, to the extent permitted by applicable law. In addition to capital not being available, it also may not be available on favorable terms. To the extent we are not able to raise capital on what we believe are favorable terms, we will focus on optimizing returns by investing capital generated from repayments into new investments we believe are attractive from a risk/reward perspective. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we expect to receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy.

Portfolio Composition, Investment Activity and Yield

As of December 31, 2022 and September 30, 2022, we had investments in 46 and 37 portfolio companies, respectively, with a total fair value of $166,693,746 and $112,535,125, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2022:

	Three months ended
	December 31, 2022
	New Commitments	Percentage
Senior secured	$273,847	0.4%
One stop	58,877,536	96.9
Subordinated debt	50,000	0.1
Equity	1,557,298	2.6
Total new investment commitments	$60,758,681	100.0%

For the three months ended December 31, 2022, we had approximately $3,304,692 in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2022 (1)			As of September 30, 2022(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$1,998,413	$1,978,830	$1,964,863	$1,680,198	$1,665,325	$1,652,997
One stop	164,252,117	161,303,828	160,723,626	110,666,192	109,105,700	108,484,174
Subordinated debt	50,000	48,536	48,500	—	—	—
Equity	N/A	3,931,281	3,956,757	N/A	2,348,428	2,397,954
Total	$166,300,530	$167,262,475	$166,693,746	$112,346,390	$113,119,453	$112,535,125

(1)As of December 31, 2022, $22,457,553 and $22,614,152 of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(2)As of September 30, 2022, $6,742,247 and $6,731,058 of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
As of December 31, 2022 and September 30, 2022, we had no loans on non-accrual status. As of December 31, 2022 and September 30, 2022, the fair value of our debt investments as a percentage of the outstanding principal value was 97.9% and 98.0%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2022:

Three months ended
December 31, 2022
Weighted average rate of new investment fundings	10.9%
Weighted average spread over the applicable base rate of new floating rate investment fundings	6.5%
Weighted average fees of new investment fundings	1.7%
Weighted average rate of sales and payoffs of portfolio investments	9.1%

As of December 31, 2022, 99.1% of our debt portfolio at both fair value and at amortized cost had interest rate floors that limited the minimum applicable interest rates on such loans. As of September 30, 2022, 96.1% of our debt portfolio at both fair value and amortized cost had interest rate floors that limited the minimum applicable interest rates on such loans.
As of December 31, 2022 and September 30, 2022, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $75,296,000 and $68,029,000, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2022 and September 30, 2022:

	As of December 31, 2022		As of September 30, 2022
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
5	$—	—%	$3,054,528	2.7%
4	166,693,746	100.0	109,480,597	97.3
3	—	—	—	—
2	—	—	—	—
1	—	—	—	—
Total	$166,693,746	100.0%	$112,535,125	100.0%

Distributions

We intend to make periodic distributions to our stockholders as determined by our board of directors. For additional details on distributions, see “Income taxes” in Note 2 to our consolidated financial statements.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, the asset coverage requirements applicable to us as a business development company under the 1940 Act could limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we will suffer adverse U.S. federal income tax consequences, including the possible loss of our ability to be subject to tax as a RIC. We cannot assure stockholders that they will receive any distributions.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•We entered into the Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, our chairman, is a manager of GC Advisors, and Mr. David Golub, our president and chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.
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
•Golub Capital LLC provides, and other affiliates of Golub Capital have historically provided, us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.
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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement with us for $100,000,000. As of December 31, 2022, we have issued 1,434,183.866 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $21,512,758 and have also issued 37,756.949 shares to GGP Class B-P, LLC through the DRIP.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., or GBDC, a publicly-traded business development company (Nasdaq: GBDC), Golub
Capital BDC 3, Inc., or GBDC 3, Golub Capital Direct Lending Corporation, or GDLC, and Golub Capital Direct Lending Unlevered Corporation, or GDLCU, which are business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, our officers and directors serve in similar capacities for GBDC, GBDC 3, GDLC and GDLCU. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC, GBDC 3, GDLC, GDLCU, GBDC 4 and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2022. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm and each portfolio company subject to review at least once during a trailing twelve-month period. Investments originated during the period from April 1, 2022 (commencement of operations) to June 30, 2022 were not subject to review by an independent valuation firm. As of December 31, 2022 and September 30, 2022, all investments were valued using Level 3 inputs.

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

Valuation of Other Financial Assets and Liabilities

The fair value of our debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans and record these fees as fee income when earned. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from equity investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the entity prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of December 31, 2022 and September 30, 2022, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2022, $37,000 was recorded for U.S. federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating LIBOR, SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating LIBOR, SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2022 and September 30, 2022, the weighted average floor on loans subject to floating interest rates was 0.76% and 0.73%, respectively. In addition, the PNC Facility has a floating interest rate provision based on Term SOFR, Daily Simple SOFR, the Eurocurrency Rate, Sterling Overnight Index Average, or the Euro Short-Term Rate plus a margin ranging from 1.80% to 2.30%. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of December 31, 2022 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 200 basis points	$(3,312,718)	$(1,651,836)	$(1,660,882)
Down 150 basis points	(2,484,538)	(1,238,877)	(1,245,661)
Down 100 basis points	(1,656,359)	(825,918)	(830,441)
Down 50 basis points	(828,179)	(412,959)	(415,220)
Up 50 basis points	828,179	412,959	415,220
Up 100 basis points	1,656,359	825,918	830,441
Up 150 basis points	2,484,538	1,238,877	1,245,661
Up 200 basis points	3,312,718	1,651,836	1,660,882

(1)    Assumes applicable three-month base rate as of December 31, 2022, with the exception of SONIA and Prime that utilize the December 31, 2022 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2022, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the PNC Facility and the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swaps, futures, options and forward contracts to the limited extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 4. Controls and Procedures.

As of December 31, 2022 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended December 31, 2022 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended September 30, 2022.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
10.1	Increase Notice Regarding that certain Revolving Credit and Security Agreement, dated as of July 8, 2022, by and among Golub Capital BDC 4, Inc., a Maryland corporation, Golub Capital BDC 4 Funding LLC, a Delaware limited liability company , PNC Bank, National Association, as Administrative Agent for the Secured Parties, the Collateral Agent and a Lender, PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of November 2, 2022 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on November 8, 2022).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC 4, Inc.

Date: February 14, 2023	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2023	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)