Form 10-Q
period 2023-03-31
Golub Capital BDC 4, Inc.
filed 2023-05-12
CIK 1901612

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☑	Non-accelerated filer	☐	Smaller reporting company
☑	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of May 12, 2023, the Registrant had 6,712,031.176 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	March 31, 2023	September 30, 2022
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $197,781,285 and $113,119,453, respectively)	$198,435,129	$112,535,125
Cash and cash equivalents	11,972,196	21,237,690
Foreign currencies (cost of $405,364 and $540,706, respectively)	444,623	508,424
Interest receivable	1,887,651	545,571
Capital call receivable	—	12,000
Deferred offering costs	164,467	183,477
Other assets	301,256	7,081
Total Assets	$213,205,322	$135,029,368
Liabilities
Debt	$107,633,494	$64,882,849
Less unamortized debt issuance costs	(580,130)	(523,253)
Debt less unamortized debt issuance costs	107,053,364	64,359,596
Interest payable	1,481,202	484,671
Distributions payable	3,267,520	127,652
Management and incentive fees payable	226,756	106,257
Accrued trustee fees	40,105	40,000
Accounts payable and accrued expenses	455,907	485,118
Total Liabilities	112,524,854	65,603,294
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2023 and September 30, 2022	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 6,712,031.176 and 4,628,404.940 shares issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	6,712	4,629
Paid in capital in excess of par	100,673,756	69,421,445
Distributable earnings (losses)	—	—
Total Net Assets	100,680,468	69,426,074
Total Liabilities and Total Net Assets	$213,205,322	$135,029,368
Number of common shares outstanding	6,712,031.176	4,628,404.940
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three months ended March 31,	Six months ended March 31,
	2023	2023
Investment income
Interest income	$4,780,045	$8,430,497
Payment-in-kind interest income	293,577	430,154
Dividend income	28,115	53,644
Fee income	10,610	20,602
Total investment income	5,112,347	8,934,897
Expenses
Interest expense	1,539,895	2,671,489
Base management fee	623,580	1,132,022
Incentive fee	606,108	1,056,271
Professional fees	223,001	385,773
Administrative service fee	51,904	85,789
General and administrative expenses	24,039	44,733
Total expenses	3,068,527	5,376,077
Base management fee waived (Note 4)	(396,824)	(720,378)
Incentive fee waived (Note 4)	(606,108)	(1,056,271)
Net expenses	2,065,595	3,599,428
Net investment income - before tax	3,046,752	5,335,469
Excise tax	16,211	53,211
Net investment income - after tax	3,030,541	5,282,258
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Foreign currency transactions	6,706	58,428
Net realized gain (loss) on investment transactions	6,706	58.428
Net change in unrealized appreciation (depreciation) from:
Investments	1,169,971	959,507
Translation of assets and liabilities in foreign currencies	11,493	28,603
Net change in unrealized appreciation (depreciation) on investment transactions	1,181,464	988,110
Net gain (loss) on investment transactions	1,188,170	1,046,538
Net increase (decrease) in net assets resulting from operations	$4,218,711	$6,328,796
Per Common Share Data
Basic and diluted earnings per common share (Note 10)	$0.69	$1.11
Basic and diluted weighted average common shares outstanding (Note 10)	6,135,953	5,678,323

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2022	4,628,404.940	$4,629	$69,421,445	$—	$69,426,074
Issuance of common stock	2,009,945.654	2,010	30,147,175	—	30,149,185
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	5,282,258	5,282,258
Net realized gain (loss) on investment transactions	—	—	—	58,428	58,428
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	988,110	988,110
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	73,680.582	73	1,105,136	—	1,105,209
Distributions from distributable earnings (losses)	—	—	—	(3,061,276)	(3,061,276)
Distributions declared and payable	—	—	—	(3,267,520)	(3,267,520)
Total increase (decrease) for the six months ended March 31, 2023	2,083,626.236	2,083	31,252,311	—	31,254,394
Balance at March 31, 2023	6,712,031.176	$6,712	$100,673,756	$—	$100,680,468
Balance at December 31, 2022	5,812,093.348	$5,812	$87,175,588	$—	$87,181,400
Issuance of common stock	859,744.654	860	12,895,310	—	12,896,170
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	3,030,541	3,030,541
Net realized gain (loss) on investment transactions	—	—	—	6,706	6,706
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	1,181,464	1,181,464
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	40,193.174	40	602,858	—	602,898
Distributions from distributable earnings (losses)	—	—	—	(1,714,823)	(1,714,823)
Distributions declared and payable	—	—	—	(2,503,888)	(2,503,888)
Total increase (decrease) for the three months ended March 31, 2023	899,937.828	900	13,498,168	—	13,499,068
Balance at March 31, 2023	6,712,031.176	$6,712	$100,673,756	$—	$100,680,468

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)

Six months ended March 31,
2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$6,328,796
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	134,041
Accretion of discounts and amortization of premiums	(266,873)
Net realized (gain) loss on foreign currency transactions	(58,428)
Net change in unrealized (appreciation) depreciation on investments	(959,507)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(28,603)
Proceeds from (fundings of) revolving loans, net	(31,421)
Fundings of investments	(87,477,105)
Proceeds from principal payments of portfolio investments	3,579,175
Payment-in-kind interest capitalized	(411,964)
Non-cash dividends	(53,644)
Changes in operating assets and liabilities:
Interest receivable	(1,342,080)
Deferred offering costs	19,010
Other assets	(294,175)
Interest payable	996,531
Management and incentive fees payable	120,499
Accrued trustee fees	105
Accounts payable and accrued expenses	(29,211)
Net cash provided by (used in) operating activities	(79,774,854)
Cash flows from financing activities
Borrowings on debt	64,700,000
Repayments of debt	(22,200,000)
Capitalized debt issuance costs	(190,918)
Proceeds from issuance of common shares	30,161,185
Distributions paid	(2,083,719)
Net cash provided by (used in) financing activities	70,386,548
Net change in cash and cash equivalents and foreign currencies	(9,388,306)
Effect of foreign currency exchange rates	59,011
Cash and foreign currencies, beginning of period	21,746,114
Cash and cash equivalents and foreign currencies, end of period	$12,416,819
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,540,917
Distributions declared for the period	6,328,796
Supplemental disclosure of non-cash financing activity:
Change in capital call receivable	$(12,000)
Stock issued in connection with dividend reinvestment plan	1,105,209
Change in distributions payable	3,139,868
The following table provides a reconciliation of cash and cash equivalents and foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statement of Cash Flows:

	As of
	March 31, 2023	September 30, 2022
Cash and cash equivalents	$11,972,196	$21,237,690
Foreign currencies (cost of $405,364 and $540,706, respectively)	444,623	508,424
Total cash and cash equivalents and foreign currencies shown in the Consolidated Statement of Cash Flows	$12,416,819	$21,746,114
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
PPW Aero Buyer, Inc.*	One stop	SF +	7.00%	(g)	11.90%		02/2029	$14,950,000	$14,510,707	14.6%	$14,651,000
PPW Aero Buyer, Inc.(5)	One stop	SF +	7.00%		N/A(6)		02/2029	—	(1,469)	—	(1,000)
								14,950,000	14,509,238	14.6	14,650,000
Automobiles
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(g)	10.29%		07/2029	5,839,612	5,787,151	5.6	5,606,027
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.50%		N/A(6)		07/2029	—	(8,449)	—	—
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.50%		N/A(6)		07/2029	—	(1,887)	—	(8,400)
Spotless Brands, LLC	One stop	SF +	6.50%	(g)	11.31%		07/2028	1,963,972	1,929,172	1.9	1,885,648
Spotless Brands, LLC	One stop	SF +	6.50%	(g)	11.35%		07/2028	213,218	211,329	0.2	204,715
Spotless Brands, LLC	One stop	SF +	6.50%	(g)	11.34%		07/2028	158,412	157,009	0.1	152,095
Spotless Brands, LLC	One stop	SF +	6.50%	(f)	11.39%		07/2028	5,637	5,137	—	4,513
								8,180,851	8,079,462	7.8	7,844,598
Diversified Consumer Services
DP Flores Holdings, LLC	One stop	SF +	6.25%	(h)	10.98%		09/2028	3,245,267	3,193,399	3.2	3,245,267
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2028	—	(1,598)	—	—
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2028	—	(17,141)	—	—
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(h)	10.45%		06/2029	1,168,172	1,147,579	1.1	1,144,809
HS Spa Holdings, Inc.(5)	One stop	SF +	5.75%		N/A(6)		06/2028	—	(1,777)	—	(1,586)
Mario Purchaser, LLC	One stop	SF +	5.75%	(f)	10.66%		04/2029	670,059	658,440	0.7	656,658
Mario Purchaser, LLC(19)	One stop	SF +	10.75%	(f)	15.66%	PIK	04/2032	327,332	319,847	0.3	327,332
Mario Purchaser, LLC	One stop	SF +	5.75%	(f)	10.66%		04/2029	252,697	242,883	0.2	235,406
Mario Purchaser, LLC(5)	One stop	SF +	5.75%		N/A(6)		04/2028	—	(1,202)	—	(1,423)
NSG Buyer, Inc.	One stop	SF +	6.50%	(f)	11.41%		11/2029	9,627,793	9,424,287	9.5	9,531,515
NSG Buyer, Inc.	One stop	SF +	6.50%	(f)	11.41%		11/2029	311,757	290,141	0.3	288,784
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)		11/2028	—	(466)	—	(500)
								15,603,077	15,254,392	15.3	15,426,262
Diversified Financial Services
Avalara, Inc.	One stop	SF +	7.25%	(g)	12.15%		10/2028	2,655,000	2,593,591	2.6	2,601,900
Avalara, Inc.(5)	One stop	SF +	6.25%		N/A(6)		10/2028	—	(2,891)	—	(2,500)
								2,655,000	2,590,700	2.6	2,599,400
Electronic Equipment, Instruments and Components
CST Holding Company	One stop	SF +	6.75%	(f)	11.66%		11/2028	5,482,198	5,329,062	5.3	5,372,554
CST Holding Company	One stop	SF +	6.75%	(f)	11.66%		11/2028	5,000	3,603	—	4,000
								5,487,198	5,332,665	5.3	5,376,554
Health Care Technology
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(f)	10.31%		05/2028	474,317	470,256	0.5	474,317
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(f)	10.29%		05/2028	20,610	20,294	—	20,610
Coding Solutions Acquisition, Inc.(5)	One stop	SF +	5.50%		N/A(6)		05/2028	—	(877)	—	—
Color Intermediate, LLC	One stop	SF +	5.50%	(g)	10.50%		10/2029	2,388,996	2,344,578	2.3	2,293,436
Crow River Buyer, Inc.	One stop	SF +	7.75%	(g)	12.43%		01/2029	1,174,900	1,152,043	1.1	1,157,277
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)		01/2029	—	(973)	—	(750)
Plasma Buyer LLC	One stop	SF +	5.75%	(g)	10.65%		05/2029	488,317	479,787	0.5	473,668
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)		05/2028	—	(929)	—	(1,314)
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)		05/2029	—	(1,111)	—	(3,817)
								4,547,140	4,463,068	4.4	4,413,427
See Notes to Consolidated Financial Statements.

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Equipment and Supplies
Belmont Instrument, LLC	One stop	SF +	6.25%	(g)	10.98%				08/2028	$4,233,625	$4,195,631	4.2%	$4,233,626
Belmont Instrument, LLC	One stop	P +	5.25%	(b)	13.25%				08/2028	32,500	31,603	—	32,500
										4,266,125	4,227,234	4.2	4,266,126
Healthcare Providers and Services
Community Care Partners, LLC	One stop	SF +	6.00%	(f)	10.92%				06/2026	352,588	350,097	0.3	342,010
Community Care Partners, LLC(5)	One stop	SF +	6.00%		N/A(6)				06/2026	—	(370)	—	—
										352,588	349,727	0.3	342,010
Household Durables
Groundworks LLC*	One stop	SF +	6.50%	(f)	11.36%				03/2030	1,687,113	1,636,857	1.6	1,636,500
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2030	—	(4,586)	—	(4,618)
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2029	—	(1,310)	—	(1,319)
										1,687,113	1,630,961	1.6	1,630,563
Hotels, Restaurants and Leisure
Barteca Restaurants, LLC	One stop	SF +	5.50%	(g)	10.33%				08/2028	1,215,293	1,204,487	1.2	1,215,293
Barteca Restaurants, LLC(5)	One stop	SF +	5.50%		N/A(6)				08/2028	—	(889)	—	—
Barteca Restaurants, LLC	One stop	SF +	5.50%	(g)	10.46%				08/2028	48,855	45,959	0.1	48,855
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(h)	11.36%				10/2028	4,677,125	4,616,887	4.7	4,677,125
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(h)	11.28%				10/2028	28,000	26,345	—	28,000
ESN Venture Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)				10/2028	—	(36,686)	—	—
Health Buyer, LLC	Senior secured	SF +	5.25%	(h)	10.29%				04/2029	235,317	232,229	0.2	225,905
Health Buyer, LLC	Senior secured	SF +	5.25%	(f)	10.07%				04/2028	19,875	19,441	—	18,765
										6,224,465	6,107,773	6.2	6,213,943
Industrial Conglomerates
Dwyer Instruments, Inc.	One stop	L +	6.00%	(a)	11.16%				07/2027	588,738	578,711	0.6	588,738
Dwyer Instruments, Inc.	One stop	L +	6.00%	(a)(b)	11.70%				07/2027	10,105	9,330	—	10,105
Dwyer Instruments, Inc.(5)	One stop	L +	6.00%		N/A(6)				07/2027	—	(1,265)	—	—
Excelitas Technologies Corp.	One stop	SF +	5.75%	(g)	10.61%				08/2029	727,347	713,946	0.7	720,073
Excelitas Technologies Corp.(7)(8)	One stop	E +	5.75%	(c)	8.36%				08/2029	122,091	114,134	0.1	120,870
Excelitas Technologies Corp.	One stop	SF +	5.75%	(g)	10.61%				08/2028	25,851	25,264	0.1	25,194
Excelitas Technologies Corp.(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(1,228)	—	(854)
										1,474,132	1,438,892	1.5	1,464,126
Insurance
Captive Resources Midco, LLC(19)	One stop	SF +	5.75%	(f)	5.03%	cash/	5.53%	PIK	07/2029	6,870,082	6,748,726	6.7	6,732,681
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(3,278)	—	(3,746)
Disco Parent, Inc.*	One stop	SF +	7.50%	(g)	12.39%				03/2029	1,046,710	1,020,567	1.0	1,020,542
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1,249)	—	(1,250)
Paisley Bidco Limited(7)(8)(9)	One stop	E +	6.50%	(c)	9.11%				03/2028	261,687	252,826	0.3	257,762
Paisley Bidco Limited(5)(7)(8)(9)	One stop	SN +	7.00%		N/A(6)				03/2028	—	(10,599)	—	(11,184)
										8,178,479	8,006,993	8.0	7,994,805
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
Critical Start, Inc.(19)	One stop	SF +	6.75%	(g)	7.77%	cash/	3.63%	PIK	05/2028	$495,779	$491,598	0.5%	$488,342
Critical Start, Inc.(5)	One stop	SF +	6.75%		N/A(6)				05/2028	—	(570)	—	(1,000)
Critical Start, Inc.*(19)	One stop	SF +	6.75%	(f)	7.89%	cash/	3.63%	PIK	05/2028	252,859	247,826	0.2	249,066
Goldcup 31018 AB(7)(8)(12)(19)	One stop	E +	9.57%	(d)	6.07%	cash/	6.32%	PIK	07/2029	758,194	693,648	0.8	750,612
Goldcup 31018 AB(5)(7)(8)(12)	One stop	E +	6.50%		N/A(6)				01/2029	—	(1,675)	—	(1,355)
Goldcup 31018 AB(5)(7)(8)(12)	One stop	E +	6.50%		N/A(6)				07/2029	—	(1,305)	—	(1,258)
Netwrix Corporation	One stop	SF +	5.00%	(g)(h)	10.12%				06/2029	9,305,396	9,235,920	9.2	9,212,342
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(16,044)	—	(27,996)
Netwrix Corporation	One stop	SF +	5.00%	(g)	9.90%				06/2029	43,825	42,275	—	42,072
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(h)	15.57%				10/2026	335,548	329,998	0.3	335,548
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(g)(h)	15.70%				10/2026	39,232	39,232	—	39,232
ReliaQuest Holdings, LLC(5)	One stop	SF +	10.75%		N/A(6)				10/2026	—	(415)	—	—
Zarya Holdco, Inc.	Senior secured	SF +	6.50%	(f)	11.31%				07/2027	975,776	975,776	1.0	975,776
Zarya Holdco, Inc.	Senior secured	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
										12,206,609	12,036,264	12.0	12,061,381
Life Sciences Tools & Services
Celerion Buyer, Inc.	One stop	SF +	6.50%	(g)	11.18%				11/2029	10,291,693	10,050,144	10.2	10,291,693
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1,165)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(38,277)	—	—
										10,291,693	10,010,702	10.2	10,291,693
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)(11)	One stop	SF +	5.50%	(g)	10.40%				05/2029	792,425	778,505	0.8	767,511
Caerus Midco 3 S.A.R.L.(7)(11)	One stop	SF +	5.75%	(f)	10.56%				05/2029	141,426	138,780	0.1	138,597
Caerus Midco 3 S.A.R.L.(7)(11)	One stop	SF +	5.75%	(f)	10.48%				05/2029	30,833	29,083	—	28,860
Caerus Midco 3 S.A.R.L.(5)(7)(11)	One stop	SF +	5.75%		N/A(6)				05/2029	—	(1,052)	—	(3,765)
Caerus Midco 3 S.A.R.L.(5)(7)(11)	One stop	SF +	5.75%		N/A(6)				05/2029	—	(191)	—	(409)
										964,684	945,125	0.9	930,794
Professional Services
bswift, LLC	One stop	SF +	6.63%	(f)	11.34%				11/2028	1,139,644	1,106,331	1.1	1,105,454
Citrin Cooperman Advisors LLC	One stop	SF +	5.75%	(g)(h)	9.87%				10/2027	311,425	307,151	0.3	288,094
Citrin Cooperman Advisors LLC(5)	One stop	SF +	6.25%		N/A(6)				10/2027	—	(913)	—	(939)
Citrin Cooperman Advisors LLC	One stop	SF +	6.25%	(g)	11.08%				10/2027	212,556	206,361	0.2	206,179
DISA Holdings Corp.	Senior secured	SF +	5.50%	(f)	10.16%				09/2028	723,728	710,469	0.7	723,729
DISA Holdings Corp.	Subordinated debt	SF +	10.00%	(f)	14.73%				03/2029	50,000	48,594	0.1	50,000
DISA Holdings Corp.	Senior secured	SF +	5.50%	(f)	10.16%				09/2028	42,633	41,509	—	42,633
DISA Holdings Corp.	One stop	SF +	5.50%	(f)	10.16%				09/2028	28,264	26,905	—	28,264
DISA Holdings Corp.(5)	Senior secured	SF +	5.50%		N/A(6)				09/2028	—	(801)	—	—
										2,508,250	2,445,606	2.4	2,443,414
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.	One stop	SF +	6.50%	(f)	11.31%				06/2029	$22,835,977	$22,632,981	22.5	$22,607,617
Anaplan, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(2,604)	—	(1,998)
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.50%	(e)	9.68%				06/2029	630,700	609,578	0.6	595,286
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.50%	(e)	9.68%				06/2029	255,403	235,300	0.2	236,924
Bynder BidCo, Inc.& Bynder BidCo B.V.(7)(15)	One stop	SF +	7.25%	(h)	12.05%				01/2029	955,900	927,993	0.9	941,563
Bynder BidCo, Inc.& Bynder BidCo B.V.(7)(15)	One stop	SF +	7.25%	(h)	12.05%				01/2029	364,800	354,150	0.4	359,328
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(7)(15)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(350)	—	(180)
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(7)(15)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(1,288)	—	(662)
Coupa Holdings, LLC*	One stop	SF +	7.50%	(f)	12.29%				02/2030	8,391,732	8,184,646	8.1	8,181,938
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2029	—	(1,231)	—	(1,250)
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2030	—	(9,245)	—	(9,366)
GTY Technology Holdings, Inc.(19)	One stop	SF +	6.88%	(g)	7.48%	cash/	4.30%	PIK	07/2029	3,976,375	3,907,401	3.9	3,936,611
GTY Technology Holdings, Inc.(19)	One stop	SF +	6.88%	(g)	7.31%	cash/	4.30%	PIK	07/2029	2,596,141	2,544,200	2.6	2,570,180
GTY Technology Holdings, Inc.(19)	One stop	SF +	6.88%	(g)	7.48%	cash/	4.30%	PIK	07/2029	475,969	471,789	0.5	471,210
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(2,014)	—	(1,125)
ICIMS, Inc.(19)	One stop	SF +	7.25%	(g)	8.18%	cash/	3.88%	PIK	08/2028	5,459,864	5,374,209	5.3	5,350,667
ICIMS, Inc.(5)	One stop	SF +	6.75%		N/A(6)				08/2028	—	(1,255)	—	(3,198)
ICIMS, Inc.(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(27,605)
IQN Holding Corp.	One stop	SF +	5.25%	(h)	10.38%				05/2029	1,374,125	1,362,383	1.3	1,346,642
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(6,464)	—	(11,584)
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2028	—	(935)	—	(1,686)
Island Bidco AB(7)(8)(12)(19)	One stop	E +	7.25%	(d)	2.75%	cash/	7.25%	PIK	07/2028	614,826	586,382	0.6	614,826
Island Bidco AB(7)(12)(19)	One stop	SF +	7.00%	(h)	8.29%	cash/	3.50%	PIK	07/2028	296,942	294,418	0.3	296,942
Island Bidco AB(5)(7)(12)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(382)	—	—
Island Bidco AB(5)(7)(8)(12)	One stop	E +	6.50%		N/A(6)				07/2028	—	(742)	—	—
Kaseya Inc.	One stop	SF +	5.75%	(g)	10.65%				06/2029	4,462,000	4,401,208	4.3	4,372,760
Kaseya Inc.(5)	One stop	SF +	5.75%		N/A(6)				06/2029	—	(2,394)	—	(5,380)
Kaseya Inc.(5)	One stop	SF +	5.75%		N/A(6)				06/2029	—	(2,394)	—	(5,380)
PING Identity Holding Corp.	One stop	SF +	7.00%	(f)	11.76%				10/2029	2,212,936	2,181,658	2.2	2,190,807
PING Identity Holding Corp.(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1,182)	—	(1,023)
Quant Buyer, Inc.	One stop	SF +	6.00%	(g)	10.40%				06/2029	6,559,944	6,502,090	6.3	6,313,225
Quant Buyer, Inc.	One stop	SF +	6.00%	(g)	10.40%				06/2029	5,526,529	5,477,788	5.3	5,318,676
Quant Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(1,323)	—	(5,642)
Quant Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(118,945)	(0.1)	(118,997)
Rainforest Bidco Limited(7)(8)(9)(19)	One stop	SN +	6.13%	(e)	7.68%	cash/	2.63%	PIK	07/2029	686,819	646,911	0.7	679,951
Rainforest Bidco Limited(7)(9)(19)	One stop	SF +	6.13%	(g)	8.18%	cash/	2.63%	PIK	07/2029	131,557	129,945	0.1	130,241
Rainforest Bidco Limited(7)(8)(9)(19)	One stop	SN +	8.38%	(e)	9.93%	cash/	2.63%	PIK	07/2029	50,373	47,442	—	49,869
SailPoint Technologies Holdings, Inc.	One stop	SF +	6.25%	(f)	10.99%				08/2029	6,827,328	6,701,384	6.6	6,690,781
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				08/2028	—	(1,547)	—	(3,453)
Templafy APS and Templafy, LLC(7)(14)	One stop	SF +	6.50%	(h)	11.57%				07/2028	542,900	529,495	0.5	542,900
Templafy APS and Templafy, LLC(5)(7)(14)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(332)	—	—
Templafy APS and Templafy, LLC(5)(7)(14)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(2,706)	—	—
Zendesk, Inc.(19)	One stop	SF +	7.00%	(g)	8.38%	cash/	3.50%	PIK	11/2028	9,559,999	9,380,138	9.5	9,559,999
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(941)	—	—
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(22,483)	—	—
										84,789,139	83,302,732	82.6	83,160,414
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(f)(g)(h)	10.93%	08/2029	$6,338,087	$6,234,218	6.2%	$6,211,325
PPV Intermediate Holdings, LLC(19)	One stop	N/A			13.00%	08/2030	685,513	670,779	0.6	644,382
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)	08/2029	—	(7,107)	—	(7,753)
PPV Intermediate Holdings, LLC(5)(19)	One stop	N/A			13.00%	08/2030	934	(1,642)	—	(856)
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)	08/2029	—	(15,321)	—	(5,485)
PPV Intermediate Holdings, LLC(19)	One stop	N/A			13.00%	08/2030	158,394	156,614	0.1	148,890
PPV Intermediate Holdings, LLC(19)	One stop	N/A			13.00%	08/2030	29,073	28,739	—	27,328
Salon Lofts Group, LLC	One stop	SF +	5.75%	(g)	10.42%	08/2028	292,803	290,159	0.3	292,803
Salon Lofts Group, LLC	One stop	SF +	5.75%	(g)	10.65%	08/2028	4,480,485	4,440,034	4.5	4,480,485
Salon Lofts Group, LLC	One stop	SF +	5.75%	(h)	10.88%	08/2028	73,201	72,540	0.1	73,201
Salon Lofts Group, LLC	One stop	SF +	5.75%	(f)	10.54%	08/2028	25,000	23,194	—	25,000
Salon Lofts Group, LLC(5)	One stop	SF +	5.75%		N/A(6)	08/2028	—	(17,434)	—	—
SureWerx Purchaser III, Inc.(7)(10)	One stop	SF +	6.75%	(g)	11.65%	12/2029	788,068	769,091	0.8	780,187
SureWerx Purchaser III, Inc.(5)(7)(10)	One stop	SF +	6.75%		N/A(6)	12/2028	—	(1,199)	—	(357)
SureWerx Purchaser III, Inc.(5)(7)(10)	One stop	SF +	6.75%		N/A(6)	12/2029	—	(2,340)	—	(1,619)
							12,871,558	12,640,325	12.6	12,667,531
Total debt investments							$197,238,101	$193,371,859	192.5%	$193,777,041

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(16)(17)
Aerospace and Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		N/A	39,862	$398,622	0.4%	$398,622

Automobiles
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		N/A	767	76,700	0.1	87,754

Diversified Consumer Services
DP Flores Holdings, LLC	LLC units	N/A	N/A		N/A	87,800	87,800	0.1	84,360
HS Spa Holdings, Inc.	Common Stock	N/A	N/A		N/A	77,582	77,582	0.1	77,630
NSG Buyer, Inc.	LP units	N/A	N/A		N/A	893	892,857	0.8	890,973
							1,058,239	1.0	1,052,963
IT Services
Critical Start, Inc.	Common Stock	N/A	N/A		N/A	37,900	37,900	—	41,312
Netwrix Corporation	LLC units	N/A	N/A		N/A	19,851	40,269	0.1	46,227
							78,169	0.1	87,539
Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	446,429	446,429	0.4	446,429
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	446,429	—	0.1	72,949
							446,429	0.5	519,378
Software
Anaplan, Inc.	LP Interest	N/A	N/A		N/A	890,007	890,513	1.0	1,053,031
Cynet Security Ltd.(7)(13)	Preferred Stock	N/A	N/A		N/A	22,716	80,874	0.1	84,186
GTY Technology Holdings, Inc.	LP units	N/A	N/A		N/A	60,344	60,344	0.1	66,515
Kaseya Inc.(18)	Preferred Stock	N/A	11.75%	Non-Cash	N/A	850	882,137	0.9	881,720
Kaseya Inc.	LP Interest	N/A	N/A		N/A	50,010	50,036	0.1	47,090
Onit, Inc.(18)	Preferred Stock	N/A	15.00%	Non-Cash	N/A	50	42,453	—	42,001
Onit, Inc.	Warrant	N/A	N/A		N/A	33	6,499	—	6,487
Templafy APS and Templafy, LLC(7)(14)	Warrant	N/A	N/A		N/A	29	11,056	—	7,720
Zendesk, Inc.	LP units	N/A	N/A		N/A	21,801	218,012	0.2	225,046
							2,241,924	2.4	2,413,796
Specialty Retail
Salon Lofts Group, LLC	LP units	N/A	N/A		N/A	109	109,343	0.1	98,036
							109,343	0.1	98,036

Total equity investments							$4,409,426	4.6%	$4,658,088

Total investments							$197,781,285	197.1%	$198,435,129

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio (CUSIP 61747C582)			4.6%	(20)			$2,048,047	2.0%	$2,048,047
Total money market funds							$2,048,047	2.0%	$2,048,047
Total Investments and Money Market Funds							$199,829,332	199.1%	$200,483,176

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023

*	Denotes that all or a portion of the investment collateralizes the PNC Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF”), Prime (‘‘P’’), Euro Interbank Offered Rate (“EURIBOR” or “E”), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’) or the London Interbank Offered Rate (“LIBOR” or “L”) denominated in U.S. dollars which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of March 31, 2023. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of March 31, 2023, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2023, as the loan may have priced or repriced based on an index rate prior to March 31, 2023.
(a) Denotes that all or a portion of the contract was indexed to the 90-day LIBOR, which was 5.19% as of March 31, 2023.
(b) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.00% as of March 31, 2023.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.04% as of March 31, 2023.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.34% as of March 31, 2023.
(e) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.18% as of March 31, 2023.
(f) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 4.80% as of March 31, 2023.
(g) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 4.91% as of March 31, 2023.
(h) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 4.90% as of March 31, 2023.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2023.
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
(6)The entire commitment was unfunded as of March 31, 2023. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2023, total non-qualifying assets at fair value represented 4.5% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(15)The headquarters of this portfolio company is located in Netherlands.
(16)Equity investments are non-income producing securities, unless otherwise noted.
(17)Ownership of certain equity investments occurs through a holding company or partnership.
(18)The Company holds an equity investment that is income producing.
(19)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the six months ended March 31, 2023.
(20)The rate shown is the annualized seven-day yield as of March 31, 2023.

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Automobiles
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(i)	8.27%		07/2029	$3,968,600	$3,930,124	5.7%	$3,928,914
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(i)	8.39%		07/2029	70,000	67,964	0.1	67,900
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.50%		N/A(6)		07/2029	—	(27,354)	—	(28,214)
Spotless Brands, LLC	One stop	SF +	6.50%	(h)	9.19%		07/2028	1,973,866	1,935,613	2.8	1,934,388
Spotless Brands, LLC	One stop	SF +	6.50%	(g)	9.44%		07/2028	100,831	98,755	0.1	98,689
Spotless Brands, LLC	One stop	SF +	6.50%	(c)(g)	9.92%		07/2028	20,405	19,859	—	19,841
Spotless Brands, LLC(5)	One stop	SF +	6.50%		N/A(6)		07/2028	—	(1,539)	—	(1,588)
								6,133,702	6,023,422	8.7	6,019,930
Diversified Consumer Services
DP Flores Holdings, LLC	One stop	SF +	6.50%	(h)	10.00%		09/2028	3,253,400	3,196,673	4.6	3,196,466
DP Flores Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)		09/2028	—	(1,744)	—	(1,750)
DP Flores Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)		09/2028	—	(18,700)	—	(18,769)
DP Flores Holdings, LLC	One stop	SF +	6.50%		N/A(6)		09/2028	—	—	—	—
DP Flores Holdings, LLC	One stop	SF +	6.50%		N/A(6)		09/2028	—	—	—	—
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(i)	7.51%		06/2029	1,174,058	1,151,688	1.7	1,150,576
HS Spa Holdings, Inc.(5)	One stop	SF +	5.75%		N/A(6)		06/2028	—	(1,948)	—	(2,062)
Mario Purchaser, LLC	One stop	SF +	5.75%	(g)	8.88%		04/2029	673,425	660,789	0.9	646,489
Mario Purchaser, LLC	One stop	SF +	10.75%	(g)	13.88%	PIK	04/2032	303,718	295,619	0.4	297,644
Mario Purchaser, LLC	One stop	SF +	5.75%	(g)	8.88%		04/2029	253,966	243,335	0.3	219,335
Mario Purchaser, LLC(5)	One stop	P +	4.75%		N/A(6)		04/2028	—	(1,320)	—	(2,469)
NSG Buyer, Inc.	One stop	SF +	6.00%	(g)	9.13%		06/2029	2,855,257	2,827,743	4.1	2,855,257
NSG Buyer, Inc.	One stop	SF +	6.00%	(g)	9.13%		06/2029	87,625	86,781	0.1	87,625
NSG Buyer, Inc.	One stop	SF +	6.00%	(g)	9.13%		06/2029	51,115	50,622	0.1	51,115
NSG Buyer, Inc.	One stop	SF +	6.00%	(g)	9.13%		06/2029	48,194	42,494	0.1	48,194
NSG Buyer, Inc.	One stop	SF +	6.00%	(g)	9.13%		06/2028	12,337	11,451	—	12,337
								8,713,095	8,543,483	12.3	8,539,988
Health Care Technology
Coding Solutions Acquisition, Inc.	One stop	SF +	5.75%	(g)	8.78%		05/2028	476,699	472,244	0.7	467,166
Coding Solutions Acquisition, Inc.	One stop	SF +	5.75%	(g)	8.78%		05/2028	10,305	9,959	—	8,931
Coding Solutions Acquisition, Inc.(5)	One stop	SF +	5.75%		N/A(6)		05/2028	—	(963)	—	(2,854)
Plasma Buyer LLC	One stop	SF +	5.75%	(h)	9.30%		05/2029	490,771	481,500	0.7	480,956
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)		05/2028	—	(1,020)	—	(1,091)
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)		05/2029	—	(1,202)	—	(2,545)
								977,775	960,518	1.4	950,563
Healthcare Equipment and Supplies
Belmont Instrument, LLC	One stop	SF +	6.25%	(h)	9.69%		08/2028	4,254,900	4,213,185	6.1	4,212,351
Belmont Instrument, LLC(5)	One stop	SF +	6.25%		N/A(6)		08/2028	—	(980)	—	(1,000)
								4,254,900	4,212,205	6.1	4,211,351
Healthcare Providers and Services
Community Care Partners, LLC	One stop	SF +	5.75%	(g)	8.89%		06/2026	354,365	351,471	0.5	350,821
Community Care Partners, LLC(5)	One stop	SF +	5.75%		N/A(6)		06/2026	—	(427)	—	(523)
								354,365	351,044	0.5	350,298
Hotels, Restaurants and Leisure
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	9.19%		08/2028	1,221,400	1,209,526	1.8	1,209,186
Barteca Restaurants, LLC(5)	One stop	SF +	6.00%		N/A(6)		08/2028	—	(972)	—	(1,000)
Barteca Restaurants, LLC(5)	One stop	SF +	6.00%		N/A(6)		08/2028	—	(3,166)	—	(3,257)
Health Buyer, LLC	Senior secured	SF +	5.25%	(i)	7.98%		04/2029	236,500	233,143	0.3	222,310
Health Buyer, LLC	Senior secured	SF +	5.25%	(g)	8.03%		04/2028	2,366	1,890	—	507
								1,460,266	1,440,421	2.1	1,427,746
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Industrial Conglomerates
Dwyer Instruments, Inc.	One stop	L +	6.00%	(a)	9.67%				07/2027	$591,707	$580,463	0.8%	$579,873
Dwyer Instruments, Inc.	One stop	L +	5.50%	(b)	8.38%				07/2027	7,117	6,251	—	6,206
Dwyer Instruments, Inc.(5)	One stop	L +	6.00%		N/A(6)				07/2027	—	(1,411)	—	(1,485)
Excelitas Technologies Corp.	One stop	SF +	5.75%	(h)	8.59%				08/2029	681,340	667,340	1.0	674,526
Excelitas Technologies Corp.(7)(8)	One stop	E +	5.75%	(d)	6.08%				08/2029	110,374	113,968	0.2	109,270
Excelitas Technologies Corp.	One stop	SF +	5.75%	(h)	8.59%				08/2028	27,166	26,524	—	26,509
Excelitas Technologies Corp.(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(1,288)	—	(1,314)
										1,417,704	1,391,847	2.0	1,393,585
Insurance
Captive Resources Midco, LLC	One stop	SF +	5.50%	(g)	8.53%				07/2029	6,812,700	6,681,346	9.6	6,676,446
Captive Resources Midco, LLC(5)	One stop	SF +	5.50%		N/A(6)				07/2028	—	(3,589)	—	(3,746)
										6,812,700	6,677,757	9.6	6,672,700
IT Services
Critical Start, Inc.	One stop	SF +	5.75%	(g)	5.65%	cash/	3.13%	PIK	05/2028	490,521	485,933	0.7	485,616
Critical Start, Inc.(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(625)	—	(666)
Goldcup 31018 AB(7)(8)(11)	One stop	E +	7.07%	(e)	3.57%	cash/	3.82%	PIK	07/2029	672,295	678,372	1.0	663,891
Goldcup 31018 AB(5)(7)(8)(11)	One stop	E +	6.50%		N/A(6)				01/2029	—	(1,818)	—	(1,532)
Goldcup 31018 AB(5)(7)(8)(11)	One stop	E +	6.50%		N/A(6)				07/2029	—	(1,409)	—	(1,421)
Netwrix Corporation	One stop	SF +	5.00%	(h)	7.90%				06/2029	7,898,604	7,829,329	11.2	7,819,618
Netwrix Corporation	One stop	SF +	5.00%	(h)	8.44%				06/2029	287,891	270,260	0.3	245,630
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(1,675)	—	(1,753)
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(h)	14.30%				10/2026	335,548	329,213	0.5	335,548
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(h)	14.30%				10/2026	15,245	15,245	—	15,245
ReliaQuest Holdings, LLC(5)	One stop	SF +	10.75%		N/A(6)				10/2026	—	(474)	—	—
Zarya Holdco, Inc.	Senior secured	SF +	6.50%	(g)	9.63%				07/2027	975,776	975,776	1.4	975,776
Zarya Holdco, Inc.	Senior secured	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
										10,675,880	10,578,127	15.1	10,535,952
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.50%	(i)	9.48%				05/2029	796,407	781,283	1.1	780,479
Caerus Midco 3 S.A.R.L.(5)(7)(10)	One stop	SF +	5.50%		N/A(6)				05/2029	—	(1,592)	—	(1,677)
Caerus Midco 3 S.A.R.L.(5)(7)(10)	One stop	SF +	5.50%		N/A(6)				05/2029	—	(1,137)	—	(2,395)
										796,407	778,554	1.1	776,407
Professional Services
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(g)(h)	7.80%				10/2027	272,119	267,483	0.4	272,119
DISA Holdings Corp.	Senior secured	SF +	5.50%	(g)	8.18%				09/2028	463,124	453,954	0.6	453,861
DISA Holdings Corp.	Senior secured	SF +	5.50%	(g)	8.18%				09/2028	2,432	1,790	—	1,784
DISA Holdings Corp.(5)	Senior secured	SF +	5.50%		N/A(6)				09/2028	—	(1,228)	—	(1,241)
										737,675	721,999	1.0	726,523
Software
Anaplan, Inc.	One stop	SF +	6.50%	(g)	9.53%				06/2029	22,835,977	22,616,727	32.2	22,379,257
Anaplan, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(2,852)	—	(5,983)
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.75%	(f)	7.94%				06/2029	571,182	608,466	0.8	554,046
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.75%	(f)	7.94%				06/2029	98,201	96,325	0.1	89,260
GTY Technology Holdings, Inc.	One stop	SF +	6.88%	(h)	9.81%	cash/	0.63%	PIK	07/2029	3,891,383	3,816,927	5.5	3,852,469
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.88%		N/A(6)				07/2029	—	(2,174)	—	(1,125)
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.88%		N/A(6)				07/2029	—	(29,332)	—	(30,352)
ICIMS, Inc.	One stop	SF +	6.75%	(h)	9.49%				08/2028	5,404,600	5,310,547	7.7	5,357,310
ICIMS, Inc.(5)	One stop	SF +	6.75%		N/A(6)				08/2028	—	(1,371)	—	(1,399)
ICIMS, Inc.	One stop	SF +	6.75%		N/A(6)				08/2028	—	—	—	—
IQN Holding Corp.	One stop	SF +	5.50%	(h)	8.41%				05/2029	1,333,669	1,321,125	1.9	1,320,333
IQN Holding Corp. (5)	One stop	SF +	5.50%		N/A(6)				05/2028	—	(1,027)	—	(1,103)
IQN Holding Corp. (5)	One stop	SF +	5.50%		N/A(6)				05/2029	—	(7,279)	—	(6,264)
Island Bidco AB(7)(8)(11)	One stop	E +	7.25%	(e)	0.23%	cash/	7.25%	PIK	07/2028	526,349	554,550	0.7	521,085
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Island Bidco AB(7)(11)	One stop	SF +	7.00%	(i)	6.09%	cash/	3.50%	PIK	07/2028	$289,200	$286,429	0.4%	$286,308
Island Bidco AB(5)(7)(11)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(419)	—	(437)
Island Bidco AB(5)(7)(8)(11)	One stop	E +	6.50%		N/A(6)				07/2028	—	(812)	—	(797)
Kaseya Inc.	One stop	SF +	5.75%	(i)	8.29%				06/2029	4,462,000	4,396,349	6.3	4,372,760
Kaseya Inc.(5)	One stop	SF +	5.75%		N/A(6)				06/2029	—	(2,585)	—	(5,380)
Kaseya Inc.(5)	One stop	SF +	5.75%		N/A(6)				06/2029	—	(2,585)	—	(5,380)
Quant Buyer, Inc.	One stop	SF +	5.50%	(h)	8.47%				06/2029	6,592,923	6,530,086	9.2	6,364,280
Quant Buyer, Inc.	One stop	SF +	5.50%	(h)	8.47%				06/2029	5,554,300	5,501,363	7.7	5,361,677
Quant Buyer, Inc.(5)	One stop	SF +	5.50%		N/A(6)				06/2029	—	(1,430)	—	(5,202)
Rainforest Bidco Limited(7)(8)(9)	One stop	SN +	5.75%	(f)	7.94%				07/2029	613,023	636,381	0.9	604,594
Rainforest Bidco Limited(7)(8)(9)	One stop	SN +	5.75%		N/A(6)				01/2029	—	—	—	—
Rainforest Bidco Limited(5)(7)(8)(9)	One stop	SN +	5.75%		N/A(6)				07/2029	—	(2,472)	—	(2,408)
SailPoint Technologies Holdings, Inc.	One stop	SF +	6.25%	(g)	9.10%				08/2029	6,827,328	6,691,542	9.7	6,759,055
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				08/2028	—	(1,690)	—	(1,727)
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.50%	(i)	9.64%				07/2028	542,900	528,231	0.8	527,617
Templafy APS and Templafy, LLC(5)(7)(13)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(364)	—	(375)
Templafy APS and Templafy, LLC(5)(7)(13)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(2,961)	—	(3,053)
										59,543,035	58,835,695	83.9	58,279,066
Specialty Retail
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(h)(i)	9.29%				08/2029	5,323,125	5,221,217	7.5	5,216,662
PPV Intermediate Holdings, LLC	One stop	N/A			13.00%				08/2030	642,587	626,863	0.9	626,522
PPV Intermediate Holdings, LLC(5)	One stop	N/A			13.00%				08/2030	174	(2,446)	—	(2,477)
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(7,659)	—	(7,753)
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(16,012)	—	(12,892)
Salon Lofts Group, LLC	One stop	SF +	5.75%	(h)	9.30%				08/2028	4,503,000	4,458,607	6.4	4,457,970
Salon Lofts Group, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2028	—	(1,972)	—	(2,000)
Salon Lofts Group, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2028	—	(22,645)	—	(22,970)
										10,468,886	10,255,953	14.8	10,253,062
Total debt investments										$112,346,390	$110,771,025	158.6%	$110,137,171

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(14)(15)
Automobiles
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A	N/A	767	$76,700	0.1%	$76,700
						76,700	0.1	76,700
Diversified Consumer Services
DP Flores Holdings, LLC	LLC units	N/A	N/A	N/A	87,800	87,800	0.1	87,800
HS Spa Holdings, Inc.	Common Stock	N/A	N/A	N/A	77,582	77,582	0.1	74,416
						165,382	0.2	162,216
IT Services
Critical Start, Inc.	Common Stock	N/A	N/A	N/A	37,900	37,900	—	37,900
Netwrix Corporation	LLC units	N/A	N/A	N/A	19,851	40,269	0.1	44,463
						78,169	0.1	82,363
Software
Anaplan, Inc.	LP interest	N/A	N/A	N/A	890,007	890,513	1.3	890,007
Cynet Security Ltd.(7)(12)	Preferred stock	N/A	N/A	N/A	22,716	80,874	0.1	80,876
GTY Technology Holdings, Inc.	LP units	N/A	N/A	N/A	57,436	57,436	0.1	57,436
Kaseya Inc.	Preferred stock	N/A	N/A	N/A	850	828,945	1.3	877,950
Kaseya Inc.	LP interest	N/A	N/A	N/A	50,010	50,010	0.1	50,010
Templafy APS and Templafy, LLC(7)(13)	Warrant	N/A	N/A	N/A	29	11,056	—	11,056
						1,918,834	2.9	1,967,335
Specialty Retail
Salon Lofts Group, LLC	LP units	N/A	N/A	N/A	109	109,343	0.2	109,340
						109,343	0.2	109,340

Total equity investments						$2,348,428	3.5%	$2,397,954

Total investments						$113,119,453	162.1%	$112,535,125

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

The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for the interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the period ended September 30, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Cash and cash equivalents and foreign currencies: Cash and cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars. Non-U.S. dollar transactions during the year are valued at the prevailing spot rates on the applicable transaction date and the related assets and liabilities are revalued at the prevailing spot rates as of period-end.

Net assets and fair values are presented based on the applicable foreign exchange rates and fluctuations arising from the translation of assets and liabilities are included with the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. Foreign security and currency transactions involve certain considerations and risks not typically associated with investing in U.S. companies. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Revenue recognition:

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2023, interest income included $132,300 and $266,873, respectively, of accretion of discounts and amortization of premiums. For the three and six months ended March 31, 2023, the Company received loan origination fees of $975,516 and $2,273,613, respectively.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2023, interest income included $293,577 and $430,154, respectively, of PIK interest and the Company capitalized PIK interest of $296,831 and $411,964, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three and six months ended March 31, 2023, fee income included no prepayment premiums.

For the three and six months ended March 31, 2023, the Company received interest and fee income in cash which excluded capitalized loan origination fees, in the amounts of $3,682,363 and $6,860,336, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three and six months ended March 31, 2023, the Company recognized PIK and non-cash dividend income of $28,115 and $53,644, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2023, the Company received no cash payments of accrued and capitalized preferred dividends in cash.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three and six months ended March 31, 2023, the Company received no dividend income in cash, and did not receive any return of capital cash distributions.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in the Consolidated Statements of Operations.

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of March 31, 2023 and September 30, 2022, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2023, $16,211 and $53,211, respectively, was incurred for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2023.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2023 and September 30, 2022, the Company had deferred debt issuance costs of $580,130 and $523,253, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2023 was $69,325 and $134,041, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three and six months ended March 31, 2023, the Company amortized $20,277 and $40,482, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

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

As of March 31, 2023 and September 30, 2022, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of March 31, 2023		As of September 30, 2022
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 4 Stockholders	$644,808,500	$99,382,970	$527,300,500	$69,233,785

As of March 31, 2023 and September 30, 2022, the ratio of total contributed capital to total capital subscriptions was 15.4% and 13.1%, respectively, and the Company had uncalled capital commitments of $545,425,530 and $458,066,715, respectively. Effective December 31, 2022, the Company entered into an agreement to cancel subscriptions totaling $50,000.

The following table summarizes the shares of GBDC 4 common stock issued for the six months ended March 31, 2023:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares issued for the six months ended March 31, 2023
Issuance of shares	11/14/22	1,150,201.000	$15.00	$17,253,015
Issuance of shares	02/27/23	859,744.654	15.00	12,896,170
Shares issued for capital drawdowns		2,009,945.654		30,149,185
Issuance of shares	11/23/22	2,657.828	15.00	39,867
Issuance of shares	12/29/22	30,829.580	15.00	462,444
Issuance of shares (1)	03/01/23	17,801.196	15.00	267,018
Issuance of shares (1)	03/22/23	22,391.978	15.00	335,880
Shares issued through DRIP		73,680.582		$1,105,209

Note 4. Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Board most recently reapproved the Investment Advisory Agreement in May 2023. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

For the three and six months ended March 31, 2023, the base management fees incurred by the Company were $623,580 and $1,132,022, respectively, and the base management fees irrevocably waived by the Investment Adviser were $396,824 and $720,378, respectively.

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

For the three and six months ended March 31, 2023, the Income Incentive Fee incurred was $606,108 and $1,056,271, respectively.

The Investment Adviser has agreed to irrevocably waive all Income Incentive Fees payable pursuant to the Investment Advisory Agreement for periods ending prior to April 1, 2024 (the “Waiver Period”).

For the three and six months ended March 31, 2023, the Income Incentive Fee irrevocably waived by the Investment Adviser was $606,108 and $1,056,271, respectively.

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

For the three and six months ended March 31, 2023, the Company did not accrue a Capital Gain Incentive Fee. As of March 31, 2023 and September 30, 2022, there was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement as described above. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20.0% of such amount (10.0% prior to the closing of a Liquidity Event), less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. For the three and six months ended March 31, 2023 the Company did not accrue a capital gain incentive fee under GAAP. As of March 31, 2023 and September 30, 2022, there was no accrual for capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

As of March 31, 2023 and September 30, 2022, included in accounts payable and accrued expenses is $51,904 and $3,844, respectively, for allocated shared services under the Administration Agreement.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through April 1, 2022 and has incurred $165,992 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2021.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700,000. Any costs in excess of $700,000 will be borne by the Investment Adviser. As of March 31, 2023, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $223,416.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2023 were $225,976 and $545,475, respectively. As of March 31, 2023 and

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 2022, accounts payable and accrued expenses included $298,032 and $319,499, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $100,000,000. As of March 31, 2023, GGP Class B-P, LLC has an aggregate commitment of $100,010,500. As of March 31, 2023, the Company had issued 1,567,531.199 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $23,512,968 and has also issued 66,573.171 shares to GGP Class B-P, LLC through the DRIP.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of March 31, 2023, permits the Company to borrow a maximum of $100,000,000 and expires on April 12, 2025. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

Note 5. Investments

Investments as of March 31, 2023 and September 30, 2022 consisted of the following:

	As of March 31, 2023			As of September 30, 2022
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$1,997,329	$1,978,623	$1,986,808	$1,680,198	$1,665,325	$1,652,997
One stop	195,190,772	191,344,642	191,740,233	110,666,192	109,105,700	108,484,174
Subordinated debt	50,000	48,594	50,000	—	—	—
Equity	N/A	4,409,426	4,658,088	N/A	2,348,428	2,397,954
Total	$197,238,101	$197,781,285	$198,435,129	$112,346,390	$113,119,453	$112,535,125

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

	As of March 31, 2023		As of September 30, 2022
Amortized Cost:
United States
Mid-Atlantic	$29,288,222	14.8%	$16,521,323	14.6%
Midwest	20,991,703	10.6	13,859,081	12.2
Northeast	46,914,138	23.7	26,713,588	23.6
Southeast	28,223,132	14.3	11,880,254	10.5
Southwest	9,579,665	4.8	7,902,609	7.0
West	55,693,109	28.2	31,993,615	28.3
United Kingdom	1,911,403	1.0	1,338,700	1.2
Luxembourg	945,125	0.5	778,554	0.7
Sweden	1,570,344	0.8	1,514,893	1.3
Israel	80,874	0.0 *	80,874	0.1
Denmark	537,513	0.3	535,962	0.5
Canada	765,552	0.4	—	—
Netherlands	1,280,505	0.6	—	—
Total	$197,781,285	100.0%	$113,119,453	100.0%
Fair Value:
United States
Mid-Atlantic	$29,389,332	14.8%	$16,582,536	14.7%
Midwest	21,026,282	10.6	13,850,964	12.3
Northeast	46,767,807	23.6	26,439,587	23.5
Southeast	28,411,768	14.3	11,877,985	10.5
Southwest	9,578,608	4.8	7,957,399	7.1
West	56,018,856	28.2	31,721,537	28.2
United Kingdom	1,938,849	1.0	1,245,492	1.1
Luxembourg	930,794	0.5	776,407	0.7
Sweden	1,659,767	0.8	1,467,097	1.3
Israel	84,186	0.0 *	80,876	0.1
Denmark	550,620	0.3	535,245	0.5
Canada	778,211	0.4	—	—
Netherlands	1,300,049	0.7	—	—
Total	$198,435,129	100.0%	$112,535,125	100.0%

* Represents an amount less than 0.1%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2023 and September 30, 2022 were as follows:

	As of March 31, 2023		As of September 30, 2022
Amortized Cost:
Aerospace and Defense	$14,907,860	7.5%	$—	$—
Automobiles	8,156,162	4.1	6,100,122	5.4
Diversified Consumer Services	16,312,631	8.3	8,708,865	7.7
Diversified Financial Services	2,590,700	1.3	—	—
Electronic Equipment, Instruments and Components	5,332,665	2.7	—	—
Health Care Technology	4,463,068	2.3	960,518	0.8
Healthcare Equipment and Supplies	4,227,234	2.1	4,212,205	3.7
Healthcare Providers and Services	349,727	0.2	351,044	0.3
Hotels, Restaurants and Leisure	6,107,773	3.1	1,440,421	1.3
Household Durables	1,630,961	0.8	—	—
Industrial Conglomerates	1,438,892	0.7	1,391,847	1.3
Insurance	8,006,993	4.1	6,677,757	5.9
IT Services	12,114,433	6.1	10,656,296	9.4
Life Sciences Tools & Services	10,457,131	5.3	—	—
Pharmaceuticals	945,125	0.5	778,554	0.7
Professional Services	2,445,606	1.2	721,999	0.6
Software	85,544,656	43.3	60,754,529	53.7
Specialty Retail	12,749,668	6.4	10,365,296	9.2
Total	$197,781,285	100.0%	$113,119,453	100.0%

	As of March 31, 2023		As of September 30, 2022
Fair Value:
Aerospace and Defense	$15,048,622	7.6%	$—	—%
Automobiles	7,932,352	4.0	6,096,630	5.4
Diversified Consumer Services	16,479,225	8.3	8,702,204	7.7
Diversified Financial Services	2,599,400	1.3	—	—
Electronic Equipment, Instruments and Components	5,376,554	2.7	—	—
Health Care Technology	4,413,427	2.2	950,563	0.8
Healthcare Equipment and Supplies	4,266,126	2.2	4,211,351	3.8
Healthcare Providers and Services	342,010	0.2	350,298	0.3
Hotels, Restaurants and Leisure	6,213,943	3.1	1,427,746	1.3
Household Durables	1,630,563	0.8	—	—
Industrial Conglomerates	1,464,126	0.8	1,393,585	1.2
Insurance	7,994,805	4.0	6,672,700	5.9
IT Services	12,148,920	6.1	10,618,315	9.5
Life Sciences Tools & Services	10,811,071	5.5	—	—
Pharmaceuticals	930,794	0.5	776,407	0.7
Professional Services	2,443,414	1.2	726,523	0.6
Software	85,574,210	43.1	60,246,401	53.6
Specialty Retail	12,765,567	6.4	10,362,402	9.2
Total	$198,435,129	100.0%	$112,535,125	100.0%

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2023. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm and each portfolio company subject to review at least once during a trailing twelve-month period. Investments originated during the period from April 1, 2022 (commencement of operations) to June 30, 2022 were not subject to review by an independent valuation firm. All investments as of both March 31, 2023 and September 30, 2022 were valued using Level 3 inputs of the fair value hierarchy, with the exception of money market funds included in cash and cash equivalents (Level 1 investments).

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2023 and September 30, 2022:

As of March 31, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$193,777,041	$193,777,041
Equity investments(1)	—	—	4,658,088	4,658,088
Money market funds(1)(2)	2,048,047	—	—	2,048,047
Total assets, at fair value:	$2,048,047	$—	$198,435,129	$200,483,176

As of September 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$110,137,171	$110,137,171
Equity investments(1)	—	—	2,397,954	2,397,954
Total assets, at fair value:	$—	$—	$112,535,125	$112,535,125

(1) Refer to the Consolidated Schedules of Investments for further details.
(2) Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2023 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2023 was $1,222,582 and $1,273,616, respectively.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2023:

	Six months ended March 31, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$110,137,171	$2,397,954	$112,535,125
Net change in unrealized appreciation (depreciation) on investments	760,371	199,136	959,507
Net translation of investments in foreign currencies	278,665	—	278,665
Fundings of (proceeds from) revolving loans, net	31,421	—	31,421
Fundings of investments	85,419,741	2,057,364	87,477,105
PIK interest and non-cash dividends	411,964	53,644	465,608
Proceeds from principal payments and sales of portfolio investments	(3,529,165)	(50,010)	(3,579,175)
Accretion of discounts and amortization of premiums	266,873	—	266,873
Fair value, end of period	$193,777,041	$4,658,088	$198,435,129

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2023 and September 30, 2022:

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$1,986,808	Market rate approach	Market interest rate	9.0% - 10.0% (9.6%)
		Market comparable companies	EBITDA multiples	9.0x - 26.0x (17.5x)
One stop loans(2)	$191,740,233	Market rate approach	Market interest rate	7.0% - 14.5% (10.3%)
		Market comparable companies	EBITDA multiples	7.0x - 33.0x (17.1x)
		Market comparable companies	Revenue multiples	6.0x - 17.0x (11.9x)
Subordinated debt and second lien loans	$50,000	Market rate approach	Market interest rate	13.5%
		Market comparable companies	EBITDA multiples	9.5x
Equity(3)	$4,658,088	Market comparable companies	EBITDA multiples	12.0x - 24.0x (19.2x)
			Revenue multiples	6.0x - 17.0x (14.3x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $121,859,610 and $69,880,623 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $3,131,790 and $1,526,298 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt as of March 31, 2023 and September 30, 2022:

	As of March 31, 2023		As of September 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$107,633,494	$107,633,494	$64,882,849	$64,882,849

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On April 1, 2022, the Company’s sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of March 31, 2023, the Company’s asset coverage for borrowed amounts was 192.3%.

PNC Facility: On July 8, 2022, the Company entered into a Revolving Credit and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as administrative agent, collateral agent, and a lender, and PNC Capital Markets LLC, as structuring agent. As of March 31, 2023, the PNC Facility allowed the Company to borrow in an aggregate amount of up to $110,000,000, subject to leverage and borrowing base restrictions, with a stated maturity date of July 8, 2025. The PNC Facility bears interest, at the Company’s election and depending on the currency of the borrowing, of either Term SOFR, Daily Simple SOFR, the Eurocurrency Rate, SONIA, or the Euro Short-Term Rate (“€STR”) plus a margin ranging from 1.80% to 2.30%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GBDC 4 Funding securing the facility. As of March 31, 2023 and September 30, 2022, the Company had outstanding debt of $105,000,000 and $62,500,000, respectively, under the PNC Facility.

For the three and six months ended March 31, 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rate and average outstanding balance for the PNC Facility were as follows:

	Three months ended March 31, 2023	Six months ended March 31, 2023
Stated interest expense	$1,431,235	$2,464,571
Facility fees	10,121	20,417
Amortization of debt issuance costs	69,325	134,041
Total interest expense	$1,510,681	$2,619,029
Cash paid for interest expense	$1,047,986	$1,472,210
Annualized average stated interest rate	6.5%	6.1%
Average outstanding balance	$89,476,666	$80,470,879

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of March 31, 2023 and September 30, 2022, the Company was permitted to borrow up to $100,000,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of April 12, 2025. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). As of March 31, 2023, the short-term AFR in effect on the Advisor Revolver based on the last interest rate reset was 4.4%. As of March 31, 2023 and September 30, 2022, the Company had outstanding debt of $2,633,494 and $2,382,849, respectively, under the Adviser Revolver.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
For the three and six months ended March 31, 2023, the stated interest expense, cash paid for interest expense, annualized average stated interest rate and average outstanding balance for the Adviser Revolver were as follows:

	Three months ended March 31, 2023	Six months ended March 31, 2023
Stated interest expense	$29,214	$52,460
Cash paid for interest expense	—	68,707
Annualized average stated interest rate(1)	4.6%	4.4%
Average outstanding balance	$2,591,802	$2,382,849
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.

For the three and six months ended March 31, 2023, the average total debt outstanding was $92,068,468 and $82,853,728, respectively.

For the three and six months ended March 31, 2023, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 6.8% and 6.5%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2023 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Adviser Revolver	$2,633,494	$—	$2,633,494	$—	$—
PNC Facility	105,000,000	$—	105,000,000	$—	$—
Total borrowings	$107,633,494	$—	$107,633,494	$—	$—

Note 8. Commitments and Contingencies

Commitments: As of March 31, 2023, the Company had outstanding commitments to fund investments totaling $34,603,545, including $4,414,462 of commitments on undrawn revolvers. As of September 30, 2022, the Company had outstanding commitments to fund investments totaling $27,206,075, including $3,764,271 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of March 31, 2023 and September 30, 2022 , there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The risk of default depends on the creditworthiness of the counterparties or issuers of the instruments. The Company’s maximum loss that it could incur related to counterparty risk on its derivative instruments is the value of the collateral for that respective derivative instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

Legal proceedings: In the normal course of business, the Company is subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company does not believe any disposition will have a material adverse effect on the Company’s consolidated financial statements.

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Six months ended March 31, 2023
Net asset value at beginning of period	$15.00
Distributions declared:(2)
From net investment income	(1.08)
Net investment income	0.93
Net realized gain (loss) on investment transactions	0.01
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.14
Net asset value at end of period	$15.00
Total return based on net asset value per share(4)	7.27%
Number of common shares outstanding	6,712,031.176

Listed below are supplemental data and ratios to the financial highlights:	Six months ended March 31, 2023
Ratio of net investment income to average net assets*	12.49%
Ratio of total expenses to average net assets*(5)	11.53%
Ratio of management fee waiver to average net assets*	(1.70)%
Ratio of incentive fee waiver to average net assets	(1.25)%
Ratio of incentive fees to average net assets(5)	1.25%
Ratio of excise tax to average net assets(5)	0.06%
Ratio of net expenses to average net assets*(5)	8.52%
Ratio of total expenses (without incentive fees) to average net assets*(5)	8.58%
Total return based on average net asset value(6)	7.46%
Total return based on average net asset value - annualized(6)	14.97%
Net assets at end of period	$100,680,468
Average debt outstanding	$82,853,728
Average debt outstanding per share	$12.34
Portfolio Turnover*	4.46%
Asset coverage ratio(7)	192.27%
Asset coverage ratio per unit(8)	$1,923
Average market value per unit (9):
Adviser Revolver	N/A
PNC Facility	N/A

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
(5)Incentive fees and excise taxes are not annualized in the calculation.
(6)Total return based on average net asset value is calculated as (a) the net increase (decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(7)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.
(8)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(9)Not applicable as the Adviser Revolver and PNC Facility are not registered for public trading.

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2023:

	Three months ended March 31, 2023	Six months ended March 31, 2023
Earnings available to stockholders	$4,218,711	$6,328,796
Basic and diluted weighted average shares outstanding	6,135,953	5,678,323
Basic and diluted earnings per share	$0.69	$1.11

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the six months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the six months ended March 31, 2023
08/05/2022	10/18/2022	12/29/2022	4,628,404.940	$0.1396	$646,322
11/18/2022	11/21/2022	12/29/2022	5,778,605.940	0.1212	700,131
11/18/2022	12/15/2022	03/01/2023	5,781,263.768	0.1321	763,632
11/18/2022	01/17/2023	03/22/2023	5,812,093.348	0.1637	951,191
02/07/2023	02/24/2023	05/24/2023	5,812,093.348	0.2509	1,458,101
02/07/2023	03/17/2023	05/24/2023	6,689,639.198	0.2705	1,809,419
Total dividends declared for the six months ended March 31, 2023					$6,328,796

The following table summarizes the Company’s distributions reinvested during the six months ended March 31, 2023:

Payment Date	DRIP Shares Issued	NAV ($) Per Share	DRIP Shares Value (1)
For the six months ended March 31, 2023
November 23, 2022	2,657.828	$15.00	$39,867
December 29, 2022	30,829.580	15.00	462,444
March 1, 2023	17,801.196	15.00	267,018
March 22, 2023	22,391.978	15.00	335,880
	73,680.582		$1,105,209

(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On April 1, 2023, the Company entered into subscription agreements with additional stockholders totaling $74,300,000, in the aggregate.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
On February 7, 2023 and May 5, 2023, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

May 26, 2023	August 23, 2023
In an amount (if positive) such that the net asset value of the Company as of May 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period May 1, 2023 through May 31, 2023 and the payment of this distribution is $15.00 per share

June 16, 2023	August 23, 2023
In an amount (if positive) such that the net asset value of the Company as of June 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period June 1, 2023 through June 30, 2023 and the payment of this distribution is $15.00 per share

July 28, 2023	September 20, 2023
In an amount (if positive) such that the net asset value of the Company as of July 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2023 through July 31, 2023 and the payment of this distribution is $15.00 per share

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the period ended September 30, 2022.

We have based the forward-looking statements included in this report on information available to us on the date of this report. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. This quarterly report on Form 10-Q contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

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
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $60.0 billion in capital under management as of January 1, 2023, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
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

As of March 31, 2023 and September 30, 2022, our portfolio at fair value was comprised of the following:

	As of March 31, 2023		As of September 30, 2022
Investment Type	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Senior secured	$1,986,808	1.0%	$1,652,997	1.5%
One stop	191,740,233	96.6	108,484,174	96.4
Subordinated debt	50,000	0.1	—	—
Equity	4,658,088	2.3	2,397,954	2.1
Total	$198,435,129	100.0%	$112,535,125	100.0%

* Represents an amount less than 0.1%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2023 and September 30, 2022, one stop loans included $69,880,623 and $41,134,534 of recurring revenue loans at fair value, respectively.

As of March 31, 2023 and September 30, 2022, we had debt and equity investments in 54 and 37 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the annualized total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case, and our net investment income - return on equity for the three and six months ended March 31, 2023:

	Three months ended	Six months ended
	March 31, 2023	March 31, 2023
Weighted average income yield(1)*	11.4%	10.8%
Weighted average investment income yield(2)*	11.7%	11.2%
Total return based on average net asset value(3)*	18.7%	15.0%
Total return based on net asset value per share(4)	4.6%	7.3%
Net investment income - return on equity(5)*	13.4%	12.5%

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

As of March 31, 2023, GBDC 4 has earned an inception-to-date internal rate of return, or IRR, of 12.0% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. For the six months ended March 31, 2023, GBDC 4 earned a fiscal year-to-date IRR of 16.1% for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).
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
We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment or derivative instrument, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and derivative instruments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in the Consolidated Statements of Operations.
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

In anticipation of the discontinuation of LIBOR, we assessed our current debt facilities for our exposure to LIBOR. The PNC Facility (as defined in Note 7 of our consolidated financial statements) utilizes SOFR as a reference rate for USD borrowings and foreign alternative reference rates for foreign borrowings. The Adviser Revolver (as defined in Note 7 of our consolidated financial statements) currently utilizes a reference rate of short-term AFR. We expect any new debt facilities that we enter into subsequent to March 31, 2023 will reference a benchmark interest rate other than LIBOR, such as SOFR.

Recent Developments

On April 1, 2023, we entered into subscription agreements with additional stockholders totaling $74,300,000 in the aggregate.

On February 7, 2023 and May 5, 2023, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 28, 2023	June 22, 2023	In an amount (if positive) such that our net asset value as of April 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period April 1, 2023 through April 30, 2023 and the payment of this distribution is $15.00 per share
May 26, 2023	August 23, 2023	In an amount (if positive) such that our net asset value as of May 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period May 1, 2023 through May 31, 2023 and the payment of this distribution is $15.00 per share
June 16, 2023	August 23, 2023	In an amount (if positive) such that our net asset value as of June 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period June 1, 2023 through June 30, 2023 and the payment of this distribution is $15.00 per share
July 28, 2023	September 20, 2023	In an amount (if positive) such that our net asset value as of July 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period July 1, 2023 through July 31, 2023 and the payment of this distribution is $15.00 per share

Consolidated Results of Operations

Consolidated operating results for the three and six months ended March 31, 2023 are as follows:

	Three months ended	Six months ended
	March 31, 2023	March 31, 2023
Interest income	$4,647,745	$8,163,624
Payment-in-kind interest income	293,577	430,154
Accretion of discounts and amortization of premiums	132,300	266,873
Non-cash dividend income	28,115	53,644
Fee income	10,610	20,602
Total investment income	5,112,347	8,934,897
Net expenses	2,065,595	3,599,428
Net investment income - before tax	3,046,752	5,335,469
Excise tax	16,211	53,211
Net investment income - after tax	3,030,541	5,282,258
Net realized gain (loss) on foreign currency transactions	6,706	58,428
Net change in unrealized appreciation (depreciation) on investment transactions	1,181,464	988,110
Net increase in net assets resulting from operations	$4,218,711	$6,328,796
Average earning portfolio company investments, at fair value	$176,579,054	$159,750,590
Average earning preferred equity investments, at fair value	$887,094	$883,027

Expenses

The following table summarizes our expenses for the three and six months ended March 31, 2023:

	Three months ended	Six months ended
	March 31, 2023	March 31, 2023
Interest expense	$1,470,570	$2,537,448
Amortization of deferred debt issuance costs	69,325	134,041
Base management fee, net of waiver	226,756	411,644
Income incentive fee, net of waiver	—	—
Professional fees	223,001	385,773
Administrative service fee	51,904	85,789
General and administrative expenses	24,039	44,733
Net expenses	$2,065,595	$3,599,428
Average debt outstanding	$92,068,468	$82,853,728

Net Realized and Unrealized Gains and Losses

The following table summarizes our net gain (loss) on investment transactions for the three and six months ended March 31, 2023:

	Three months ended	Six months ended
	March 31, 2023	March 31, 2023
Net realized gain (loss) on foreign currency transactions	$6,706	$58,428
Net realized gain (loss) on investment transactions	$6,706	58,428
Unrealized appreciation from investments	1,496,465	1,671,763
Unrealized (depreciation) from investments	(326,494)	(712,256)
Unrealized appreciation (depreciation) on foreign currency translation	11,493	28,603
Net change in unrealized appreciation (depreciation) on investment transactions	$1,181,464	$988,110

For the three months ended March 31, 2023, we had $1,496,465 in unrealized appreciation on 25 portfolio company investments, which was offset by $326,494 in unrealized depreciation on 29 portfolio company investments. Unrealized appreciation for the three months ended March 31, 2023 primarily resulted from an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the three months ended March 31, 2023 primarily resulted from incremental wider credit spreads in the market and the amortization of discounts during the quarter on recently originated loans.

For the six months ended March 31, 2023, we had $1,671,763 in unrealized appreciation on 32 portfolio company investments, which was offset by $712,256 in unrealized depreciation on 22 portfolio company investments. Unrealized appreciation for the six months ended March 31, 2023 primarily resulted from an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the six months ended March 31, 2023 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to incremental wider credit spreads in the market during the first two quarters of the 2023 fiscal year and the amortization of discounts during the quarter on recently originated loans.

Liquidity and Capital Resources

For the six months ended March 31, 2023, we experienced a net decrease in cash and cash equivalents and foreign currencies of $9,388,306. During the period, we used $79,774,854 in operating activities, primarily as a result of fundings of portfolio investments of $87,477,105, partially offset by proceeds from principal payments and sales of portfolio investments of $3,579,175. During the same period, cash provided by financing activities was $70,386,548, primarily driven by borrowings on debt of $64,700,000 and proceeds from the issuance of common shares of $30,161,185, partially offset by repayments of debt of $22,200,000.

As of March 31, 2023 and September 30, 2022, we had $11,972,196 and $21,237,690, respectively, of cash and cash equivalents. In addition, as of March 31, 2023 and September 30, 2022, we had $444,623 and $508,424, respectively, of foreign currencies. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of March 31, 2023 and September 30, 2022, we had investor capital subscriptions totaling $644,808,500 and $527,300,500, respectively, of which $99,382,970 and $69,233,785, respectively, had been called and contributed, leaving $545,425,530 and $458,066,715, respectively, of uncalled investor capital subscriptions.

Revolving Debt Facilities

PNC Facility - On July 8, 2022, we entered into the PNC Facility (as defined in Note 7 of our consolidated financial statements) with PNC Bank. As of March 31, 2023 and September 30, 2022, we were permitted to borrow up to $110,000,000 and $80,000,000, respectively, at any one time outstanding under the PNC Facility. As of March 31, 2023 and September 30, 2022, we had outstanding debt of $105,000,000 and $62,500,000, respectively, under the PNC Facility.

Adviser Revolver - On April 12, 2022, we entered into the Adviser Revolver (as defined in Note 4 of our consolidated financial statements) with GC Advisors. As of both March 31, 2023 and September 30, 2022, we were permitted to borrow up to $100,000,000 at any one time outstanding under the Adviser Revolver. As of March 31, 2023 and September 30, 2022, we had outstanding debt of $2,633,494 and $2,382,849 under the Adviser Revolver, respectively.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 1, 2022, our sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, our asset coverage requirement is reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of March 31, 2023, our asset coverage for borrowed amounts was 192.3%.

As of March 31, 2023, we had outstanding commitments to fund investments totaling $34,603,545, including $4,414,462 of unfunded commitments on revolvers. As of September 30, 2022, we had outstanding commitments to fund investments totaling $27,206,075, including $3,764,271 of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of March 31, 2023 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of March 31, 2023. As of March 31, 2023, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain, availability under our PNC Facility and Adviser Revolver, ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2023 and September 30, 2022, we had investments in 54 and 37 portfolio companies, respectively, with a total fair value of $198,435,129 and $112,535,125, respectively.

The following table shows the asset mix of our new investment commitments for the three and six months ended March 31, 2023:

	Three months ended		Six months ended
	March 31, 2023		March 31, 2023
	New Commitments	Percentage	New Commitments	Percentage
Senior secured	$—	—%	$273,847	0.3%
One stop	39,101,791	98.9	97,979,327	97.7
Subordinated debt	—	—	50,000	0.0 *
Equity	450,030	1.1	2,007,328	2.0
Total new investment commitments	$39,551,821	100.0%	$100,310,502	100.0%

For the six months ended March 31, 2023, we had approximately $3,579,175 in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2023(1)			As of September 30, 2022(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$1,997,329	$1,978,623	$1,986,808	$1,680,198	$1,665,325	$1,652,997
One stop	195,190,772	191,344,642	191,740,233	110,666,192	109,105,700	108,484,174
Subordinated debt	50,000	48,594	50,000	—	—	—
Equity	N/A	4,409,426	4,658,088	N/A	2,348,428	2,397,954
Total	$197,238,101	$197,781,285	$198,435,129	$112,346,390	$113,119,453	$112,535,125

(1)As of March 31, 2023, $32,738,970 and $33,028,273 of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.

(2)As of September 30, 2022, $6,742,247 and $6,731,058 of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
As of March 31, 2023 and September 30, 2022, we had no loans on non-accrual status. As of March 31, 2023 and September 30, 2022, the fair value of our debt investments as a percentage of the outstanding principal value was 98.2% and 98.0%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and six months ended March 31, 2023:

	Three months ended	Six months ended
	March 31, 2023	March 31, 2023
Weighted average rate of new investment fundings	12.0%	11.3%
Weighted average spread over the applicable base rate of new floating rate investment fundings	7.2%	6.8%
Weighted average fees of new investment fundings	2.0%	1.8%
Weighted average rate of sales and payoffs of portfolio investments	10.6%	9.2%

As of March 31, 2023, 98.5% of our debt portfolio at both fair value and at amortized cost had interest rate floors that limited the minimum applicable interest rates on such loans. As of September 30, 2022, 96.1% of our debt portfolio at both fair value and amortized cost had interest rate floors that limited the minimum applicable interest rates on such loans.
As of March 31, 2023 and September 30, 2022, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $78,445,000 and $68,029,000, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

1 The portfolio median EBITDA is based on our portfolio of debt investments and excludes (i) portfolio companies with negative or de minimis EBITDA, (ii) investments designated as recurring revenue loans and (iii) investments on non-accrual status.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2023 and September 30, 2022:

	As of March 31, 2023		As of September 30, 2022
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
5	$—	—%	$3,054,528	2.7%
4	198,435,129	100.0	109,480,597	97.3
3	—	—	—	—
2	—	—	—	—
1	—	—	—	—
Total	$198,435,129	100.0%	$112,535,125	100.0%

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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement with us for $100,000,000. As of March 31, 2023, we have issued 1,567,531.199 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $23,512,968 and have also issued 66,573.171 shares to GGP Class B-P, LLC through the DRIP.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2023. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm and each portfolio company subject to review at least once during a trailing twelve-month period. Investments originated during the period from April 1, 2022 (commencement of operations) to June 30, 2022 were not subject to review by an independent valuation firm. As of March 31, 2023 and September 30, 2022, all investments were valued using Level 3 inputs of the fair value hierarchy, with the exception of money market funds included in cash and cash equivalents (Level 1 investments).

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

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans and record these fees as fee income when earned. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that is measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in our Consolidated Statements of Operations and fluctuations arising from the translation of foreign exchange rates on investments in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of March 31, 2023 and September 30, 2022, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2023, $16,211 and $53,211, respectively, was recorded for U.S. federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating LIBOR, SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating LIBOR, SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2023 and September 30, 2022, the weighted average floor on loans subject to floating interest rates was 0.85% and 0.73%, respectively. In addition, the PNC Facility has a floating interest rate provision based on Term SOFR, Daily Simple SOFR, the Eurocurrency Rate, Sterling Overnight Index Average, or the Euro Short-Term Rate plus a margin ranging from 1.80% to 2.30%. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of March 31, 2023 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 200 basis points	$(3,927,284)	$(2,152,670)	$(1,774,614)
Down 150 basis points	(2,945,463)	(1,614,502)	(1,330,961)
Down 100 basis points	(1,963,641)	(1,076,335)	(887,306)
Down 50 basis points	(981,821)	(538,167)	(443,654)
Up 50 basis points	981,821	538,167	443,654
Up 100 basis points	1,963,641	1,076,335	887,306
Up 150 basis points	2,945,463	1,614,502	1,330,961
Up 200 basis points	3,927,284	2,152,670	1,774,614

(1)    Assumes applicable three-month base rate as of March 31, 2023, with the exception of SONIA and Prime that utilize the March 31, 2023 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2023, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the PNC Facility and the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of March 31, 2023 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

You should carefully consider the risk factors set forth below and those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2022, together with all of the other information included in this report. The risks set out below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us could also impair our operations and performance. If any of these events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value could decline, and you could lose all or part of your investment. The risk factors described below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties could have a material adverse effect on us, the Adviser and our portfolio companies.

Cash not held in custody accounts and held by us, our Adviser and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts could, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.

Although we and our Adviser assess our and our portfolio companies’ banking and financing relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we, our Adviser or our portfolio companies have arrangements directly or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Adviser, or our portfolio companies to acquire financing on acceptable terms or at all.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC 4, Inc.

Date: May 12, 2023	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)