Form 10-Q
period 2023-06-30
Golub Capital BDC 4, Inc.
filed 2023-08-10
CIK 1901612

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
As of August 10, 2023, the Registrant had 8,338,818.186 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	June 30, 2023	September 30, 2022
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $225,329,806 and $113,119,453, respectively)	$226,769,501	$112,535,125
Cash and cash equivalents	5,412,322	21,237,690
Foreign currencies (cost of $1,219,155 and $540,706, respectively)	1,260,318	508,424
Interest receivable	2,134,365	545,571
Capital call receivable	—	12,000
Deferred offering costs	143,965	183,477
Other assets	487,635	7,081
Total Assets	$236,208,106	$135,029,368
Liabilities
Debt	$128,669,046	$64,882,849
Less unamortized debt issuance costs	(768,912)	(523,253)
Debt less unamortized debt issuance costs	127,900,134	64,359,596
Interest payable	1,722,556	484,671
Distributions payable	3,260,165	127,652
Management and incentive fees payable	268,216	106,257
Accrued trustee fees	43,102	40,000
Accounts payable and accrued expenses	749,315	485,118
Total Liabilities	133,943,488	65,603,294
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2023 and September 30, 2022	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 6,817,641.186 and 4,628,404.940 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	6,818	4,629
Paid in capital in excess of par	102,257,800	69,421,445
Distributable earnings (losses)	—	—
Total Net Assets	102,264,618	69,426,074
Total Liabilities and Total Net Assets	$236,208,106	$135,029,368
Number of common shares outstanding	6,817,641.186	4,628,404.940
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2023	2022(1)	2023	2022(1)
Investment income
Interest income	$5,633,724	$187,250	$14,064,221	$187,250
Payment-in-kind interest income	401,211	6,194	831,365	6,194
Dividend income	29,211	—	82,855	—
Fee income	13,222	388	33,824	388
Total investment income	6,077,368	193,832	15,012,265	193,832
Expenses
Interest expense	1,861,706	9,683	4,533,195	9,683
Base management fee	737,593	42,012	1,869,615	42,012
Incentive fee	733,614	—	1,789,885	—
Professional fees	190,384	102,919	576,157	102,919
Administrative service fee	68,317	2,243	154,106	2,243
General and administrative expenses	20,674	20,768	65,407	20,768
Total expenses	3,612,288	177,625	8,988,365	177,625
Base management fee waived (Note 4)	(469,377)	(42,012)	(1,189,755)	(42,012)
Incentive fee waived (Note 4)	(733,614)	—	(1,789,885)	—
Operating expenses reimbursement waived (Note 4)	—	(125,930)	—	(125,930)
Net expenses	2,409,297	9,683	6,008,725	9,683
Net investment income - before tax	3,668,071	184,149	9,003,540	184,149
Excise tax	—	—	53,211	—
Net investment income - after tax	3,668,071	184,149	8,950,329	184,149
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Foreign currency transactions	(147,759)	—	(89,331)	—
Net realized gain (loss) on investment transactions	(147,759)	—	(89.331)	—
Net change in unrealized appreciation (depreciation) from:
Investments	726,334	(4,952)	1,685,841	(4,952)
Translation of assets and liabilities in foreign currencies	172,099	—	200,702	—
Net change in unrealized appreciation (depreciation) on investment transactions	898,433	(4,952)	1,886,543	(4,952)
Net gain (loss) on investment transactions	750,674	(4,952)	1,797,212	(4,952)
Net increase (decrease) in net assets resulting from operations	$4,418,745	$179,197	$10,747,541	$179,197
Per Common Share Data
Basic and diluted earnings per common share (Note 10)	$0.65	$0.15	$1.78	$0.15
Basic and diluted weighted average common shares outstanding (Note 10)	6,747,232	1,188,013	6,034,626	1,188,013
(1) The Company commenced operations on April 1, 2022.
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at April 1, 2022 (commencement of operations)(1)	700.000	$1	$10,499	$—	$10,500
Issuance of common stock	3,560,284.663	3,560	53,400,710	—	53,404,270
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	184,149	184,149
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(4,952)	(4,952)
Distributions to stockholders:
Distributions declared and payable	—	—	—	(179,197)	(179,197)
Total increase (decrease) for the nine months ended June 30, 2022	3,560,284.663	3,560	53,400,710	—	53,404,270
Balance at June 30, 2022	3,560,984.663	$3,561	$53,411,209	$—	$53,414,770
Balance at September 30, 2022	4,628,404.940	$4,629	$69,421,445	$—	$69,426,074
Issuance of common stock	2,009,945.654	2,010	30,147,175	—	30,149,185
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	8,950,329	8,950,329
Net realized gain (loss) on investment transactions	—	—	—	(89,331)	(89,331)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	1,886,543	1,886,543
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	179,290.592	179	2,689,180	—	2,689,359
Distributions from distributable earnings (losses)	—	—	—	(7,487,376)	(7,487,376)
Distributions declared and payable	—	—	—	(3,260,165)	(3,260,165)
Total increase (decrease) for the nine months ended June 30, 2023	2,189,236.246	2,189	32,836,355	—	32,838,544
Balance at June 30, 2023	6,817,641.186	$6,818	$102,257,800	$—	$102,264,618
Balance at March 31, 2023	6,712,031.176	$6,712	$100,673,756	$—	$100,680,468
Issuance of common stock	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	3,668,071	3,668,071
Net realized gain (loss) on investment transactions	—	—	—	(147,759)	(147,759)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	898,433	898,433
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	105,610.010	106	1,584,044	—	1,584,150
Distributions from distributable earnings (losses)	—	—	—	(1,158,580)	(1,158,580)
Distributions declared and payable	—	—	—	(3,260,165)	(3,260,165)
Total increase (decrease) for the three months ended June 30, 2023	105,610.010	106	1,584,044	—	1,584,150
Balance at June 30, 2023	6,817,641.186	$6,818	$102,257,800	$—	$102,264,618

(1) The Company commenced operations on April 1, 2022.
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)

	Nine months ended June 30,
	2023	2022(1)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$10,747,541	$179,197
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	211,555	—
Accretion of discounts and amortization of premiums	(442,605)	(5,883)
Net realized (gain) loss on foreign currency transactions	89,331	—
Net change in unrealized (appreciation) depreciation on investments	(1,685,841)	4,952
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(200,702)	—
Proceeds from (fundings of) revolving loans, net	(261,779)	6,162
Fundings of investments	(114,649,052)	(52,403,756)
Proceeds from principal payments of portfolio investments	4,015,080	—
Payment-in-kind interest capitalized	(789,004)	(6,099)
Non-cash dividends	(82,855)	—
Changes in operating assets and liabilities:
Interest receivable	(1,588,794)	(152,941)
Deferred offering costs	39,512	508
Other assets	(480,554)	(9,812)
Interest payable	1,237,885	9,683
Management and incentive fees payable	161,959	—
Payable for investments purchased	—	951,096
Accrued trustee fees	3,102	5,000
Accounts payable and accrued expenses	264,197	3,915
Net cash provided by (used in) operating activities	(103,411,024)	(51,417,978)
Cash flows from financing activities
Borrowings on debt	97,470,469	57,227,355
Repayments of debt	(33,992,357)	—
Capitalized debt issuance costs	(457,214)	—
Proceeds from issuance of common shares	30,161,185	53,376,770
Distributions paid	(4,925,668)	—
Net cash provided by (used in) financing activities	88,256,415	110,604,125
Net change in cash and cash equivalents and foreign currencies	(15,154,609)	59,186,147
Effect of foreign currency exchange rates	81,135	(3,990)
Cash and foreign currencies, beginning of period	21,746,114	10,500
Cash and cash equivalents and foreign currencies, end of period	$6,672,640	$59,192,657
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,083,755	$—
Distributions declared for the period	10,747,541	179,197
Supplemental disclosure of non-cash financing activity:
Change in capital call receivable	$(12,000)	$27,500
Stock issued in connection with dividend reinvestment plan	2,689,359	—
Change in distributions payable	3,132,513	179,197

(1) The Company commenced operations on April 1, 2022.

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statement of Cash Flows:

	As of
	June 30, 2023	September 30, 2022
Cash and cash equivalents	$5,412,322	$21,237,690
Foreign currencies (cost of $1,219,155 and $540,706, respectively)	1,260,318	508,424
Total cash and cash equivalents and foreign currencies shown in the Consolidated Statement of Cash Flows	$6,672,640	$21,746,114
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
PPW Aero Buyer, Inc.*	One stop	SF +	7.00%	(f)(g)(h)	12.21%		02/2029	$14,912,625	$14,492,653	14.6%	$14,912,625
PPW Aero Buyer, Inc.(5)	One stop	SF +	7.00%		N/A(6)		02/2029	—	(1,407)	—	—
								14,912,625	14,491,246	14.6	14,912,625
Automobiles
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(g)(h)	10.89%		07/2029	6,295,221	6,240,907	5.9	6,043,412
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.50%		N/A(6)		07/2029	—	(4,057)	—	(18,809)
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(f)	10.61%		07/2029	70,000	68,188	0.1	61,600
Spotless Brands, LLC	One stop	SF +	6.50%	(g)	11.72%		07/2028	1,959,024	1,925,939	1.9	1,919,844
Spotless Brands, LLC	One stop	SF +	6.50%	(g)	11.72%		07/2028	212,943	211,147	0.2	208,684
Spotless Brands, LLC	One stop	SF +	6.50%	(g)	11.69%		07/2028	158,015	156,681	0.2	154,855
Spotless Brands, LLC(5)	One stop	SF +	6.50%		N/A(6)		07/2028	—	(476)	—	(564)
								8,695,203	8,598,329	8.3	8,369,022
Beverages
Financial Information Technologies, LLC(18)	One stop	N/A			14.00%	PIK	06/2031	7,800,000	7,566,080	7.4	7,566,000
Financial Information Technologies, LLC*	One stop	SF +	6.50%	(g)	11.74%		06/2030	6,521,852	6,456,659	6.3	6,456,633
Financial Information Technologies, LLC(5)	One stop	SF +	6.50%		N/A(6)		06/2030	—	(500)	—	(500)
								14,321,852	14,022,239	13.7	14,022,133
Diversified Consumer Services
DP Flores Holdings, LLC	One stop	SF +	6.25%	(h)	11.59%		09/2028	3,237,133	3,187,749	3.2	3,237,133
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2028	—	(1,526)	—	—
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2028	—	(16,362)	—	—
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(h)	11.07%		06/2029	1,165,230	1,145,518	1.1	1,141,925
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(g)	10.80%		06/2028	15,465	13,774	—	13,661
Mario Purchaser, LLC	One stop	SF +	5.75%	(f)	10.95%		04/2029	668,375	657,261	0.6	648,324
Mario Purchaser, LLC(18)	One stop	SF +	10.75%	(f)	15.95%	PIK	04/2032	340,609	333,431	0.3	337,203
Mario Purchaser, LLC	One stop	SF +	5.75%	(f)	10.95%		04/2029	396,000	385,185	0.4	370,094
Mario Purchaser, LLC(5)	One stop	SF +	5.75%		N/A(6)		04/2028	—	(1,143)	—	(1,778)
NSG Buyer, Inc.	One stop	SF +	6.50%	(f)	11.70%		11/2029	9,955,901	9,757,123	9.6	9,856,342
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)		11/2029	—	(17,602)	—	(19,442)
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)		11/2028	—	(445)	—	(500)
								15,778,713	15,442,963	15.2	15,582,962
Diversified Financial Services
Avalara, Inc.	One stop	SF +	7.25%	(g)	12.49%		10/2028	2,655,000	2,596,347	2.6	2,655,000
Avalara, Inc.(5)	One stop	SF +	7.25%		N/A(6)		10/2028	—	(2,761)	—	—
								2,655,000	2,593,586	2.6	2,655,000
Electronic Equipment, Instruments and Components
CST Holding Company	One stop	SF +	6.75%	(f)	11.95%		11/2028	5,468,458	5,322,516	5.3	5,468,458
CST Holding Company(5)	One stop	SF +	6.75%		N/A(6)		11/2028	—	(1,334)	—	—
								5,468,458	5,321,182	5.3	5,468,458
See Notes to Consolidated Financial Statements.

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(f)	10.60%				05/2028	$473,125	$469,262	0.5%	$473,125
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(f)	10.60%				05/2028	13,740	13,440	—	13,740
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(g)	10.58%				05/2028	14,950	14,115	—	14,950
Color Intermediate, LLC	One stop	SF +	5.50%	(f)	10.70%				10/2029	2,383,024	2,340,412	2.3	2,311,533
Crow River Buyer, Inc.	One stop	SF +	7.75%	(g)	12.80%				01/2029	1,171,963	1,150,122	1.1	1,154,383
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)				01/2029	—	(931)	—	(750)
Plasma Buyer LLC	One stop	SF +	5.75%	(g)	10.99%				05/2029	487,090	478,928	0.4	428,639
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(884)	—	(5,726)
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)				05/2029	—	(1,066)	—	—
										4,543,892	4,463,398	4.3	4,389,894
Healthcare Equipment and Supplies
Belmont Instrument, LLC	One stop	SF +	6.25%	(g)	11.49%				08/2028	4,222,988	4,186,841	4.1	4,222,988
Belmont Instrument, LLC	One stop	SF +	6.25%	(e)	11.30%				08/2028	32,500	31,644	—	32,500
										4,255,488	4,218,485	4.1	4,255,488
Healthcare Providers and Services
Community Care Partners, LLC	One stop	SF +	6.00%	(f)	11.22%				06/2026	351,699	349,408	0.3	327,080
Community Care Partners, LLC(5)	One stop	SF +	6.00%		N/A(6)				06/2026	—	(341)	—	—
										351,699	349,067	0.3	327,080
Hotels, Restaurants and Leisure
Barteca Restaurants, LLC	One stop	SF +	6.00%	(g)	11.43%				08/2028	1,212,240	1,201,964	1.2	1,212,240
Barteca Restaurants, LLC(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(848)	—	—
Barteca Restaurants, LLC	One stop	SF +	6.00%	(g)	11.41%				08/2028	81,303	78,543	0.1	81,303
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(h)	10.86%				10/2028	4,665,403	4,608,014	4.6	4,665,403
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(h)	10.86%				10/2028	16,000	14,419	—	16,000
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(h)	11.02%				10/2028	75,384	40,354	0.1	75,384
Health Buyer, LLC	Senior secured	SF +	5.25%	(a)(f)(g)	10.51%				04/2029	234,726	231,770	0.2	230,032
Health Buyer, LLC	Senior secured	SF +	5.25%	(f)	10.45%				04/2028	22,551	22,138	—	21,960
										6,307,607	6,196,354	6.2	6,302,322
Household Durables
Groundworks LLC*	One stop	SF +	6.50%	(f)	11.65%				03/2030	1,687,113	1,638,658	1.6	1,687,113
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2030	—	(4,421)	—	—
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2029	—	(1,263)	—	—
										1,687,113	1,632,974	1.6	1,687,113
Industrial Conglomerates
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(g)	11.09%				07/2027	587,254	577,831	0.6	587,254
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(a)(g)	11.56%				07/2027	11,813	11,083	—	11,813
Dwyer Instruments, Inc.(5)	One stop	SF +	6.00%		N/A(6)				07/2027	—	(1,191)	—	—
Excelitas Technologies Corp.	One stop	SF +	5.75%	(g)	10.94%				08/2029	723,710	710,865	0.7	716,473
Excelitas Technologies Corp.(7)(8)	One stop	E +	5.75%	(b)	9.05%				08/2029	122,252	113,640	0.1	121,029
Excelitas Technologies Corp.	One stop	SF +	5.75%	(g)	10.94%				08/2028	34,615	34,055	—	34,122
Excelitas Technologies Corp.(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(1,180)	—	(854)
										1,479,644	1,445,103	1.4	1,469,837
Insurance
Captive Resources Midco, LLC(18)	One stop	SF +	5.25%	(f)	5.17%	cash/	5.68%	PIK	07/2029	6,949,714	6,833,336	6.8	6,949,714
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(3,123)	—	—
Disco Parent, Inc.*	One stop	SF +	7.50%	(g)	12.76%				03/2029	1,046,710	1,021,653	1.0	1,020,542
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1,197)	—	(1,250)
Paisley Bidco Limited(7)(8)(9)	One stop	E +	6.50%	(b)	9.74%				03/2028	263,348	253,079	0.3	263,348
Paisley Bidco Limited(5)(7)(8)(9)	One stop	SN +	6.75%		N/A(6)				03/2028	—	(10,067)	—	—
Pareto Health Intermediate Holdings, Inc.*	One stop	SF +	0.065	(g)	0.1174				05/2030	4,159,200	4,076,992	4.0	4,096,812
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	0.065	(g)	0.1174				05/2030	1,386,400	1,358,998	1.3	1,365,604
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	0.065		N/A(6)				06/2029	—	(986)	—	(750)
										13,805,372	13,528,685	13.4	13,694,020
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
Critical Start, Inc.(18)	One stop	SF +	6.75%	(g)	8.17%	cash/	3.63%	PIK	05/2028	$499,845	$495,867	0.5%	$494,847
Critical Start, Inc.(5)	One stop	SF +	6.75%		N/A(6)				05/2028	—	(542)	—	(667)
Critical Start, Inc.*(18)	One stop	SF +	6.75%	(g)	8.17%	cash/	3.63%	PIK	05/2028	253,572	248,783	0.2	251,036
Goldcup 31018 AB(7)(8)(11)(18)	One stop	E +	13.25%	(c)	9.32%	cash/	9.57%	PIK	07/2029	761,911	693,021	0.7	754,292
Goldcup 31018 AB(5)(7)(8)(11)	One stop	E +	6.50%		N/A(6)				01/2029	—	(1,604)	—	(1,364)
Goldcup 31018 AB(7)(8)(11)(18)	One stop	E +	16.46%	(b)	9.71%	cash/	9.96%	PIK	07/2029	72,324	68,965	0.1	71,059
Netwrix Corporation	One stop	SF +	5.00%	(h)	10.30%				06/2029	9,370,748	9,303,904	9.0	9,183,333
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(15,070)	(0.1)	(54,220)
Netwrix Corporation	One stop	SF +	5.00%	(g)	10.24%				06/2029	43,825	42,338	—	40,319
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(h)	15.57%				10/2026	335,548	330,391	0.3	335,548
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(g)(h)	15.67%				10/2026	58,339	58,339	0.1	58,339
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(g)	16.87%				10/2026	25,104	24,718	—	25,104
Zarya Holdco, Inc.	Senior secured	SF +	6.50%	(g)	11.76%				07/2027	973,337	973,337	1.0	973,337
Zarya Holdco, Inc.	Senior secured	SF +	6.50%	(g)	11.73%				07/2027	6,667	6,667	—	6,667
										12,401,220	12,229,114	11.8	12,137,630
Life Sciences Tools & Services
Celerion Buyer, Inc.	One stop	SF +	6.50%	(g)	11.59%				11/2029	10,265,899	10,034,474	10.0	10,265,899
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1,113)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(36,729)	—	—
										10,265,899	9,996,632	10.0	10,265,899
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.50%	(g)	10.74%				05/2029	790,434	777,111	0.7	766,721
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(g)	10.99%				05/2029	141,072	138,540	0.1	138,251
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(f)	10.85%				05/2029	59,200	57,521	0.1	57,226
Caerus Midco 3 S.A.R.L.(5)(7)(10)	One stop	SF +	5.50%		N/A(6)				05/2029	—	(1,009)	—	(3,593)
Caerus Midco 3 S.A.R.L.(5)(7)(10)	One stop	SF +	5.75%		N/A(6)				05/2029	—	(183)	—	(409)
										990,706	971,980	0.9	958,196
Professional Services
ALKU Intermediate Holdings, LLC*	One stop	SF +	6.25%	(f)	11.33%				05/2029	1,278,400	1,259,566	1.2	1,262,420
bswift, LLC	One stop	SF +	6.63%	(f)	11.76%				11/2028	1,136,788	1,105,035	1.1	1,136,788
Citrin Cooperman Advisors LLC	One stop	SF +	5.75%	(g)(h)	10.84%				10/2027	382,635	378,541	0.4	382,635
Citrin Cooperman Advisors LLC(5)	One stop	SF +	6.25%		N/A(6)				10/2027	—	(871)	—	—
Citrin Cooperman Advisors LLC	One stop	SF +	6.25%	(h)	11.22%				10/2027	212,025	206,110	0.2	212,555
DISA Holdings Corp.	Senior secured	SF +	5.50%	(f)	10.66%				09/2028	721,915	709,293	0.7	721,915
DISA Holdings Corp.(18)	Subordinated debt	SF +	10.00%	(f)	13.13%	cash/	2.00%	PIK	03/2029	50,256	48,909	—	50,256
DISA Holdings Corp.	Senior secured	SF +	5.50%	(f)	10.66%				09/2028	44,879	43,808	—	44,879
DISA Holdings Corp.	One stop	SF +	5.50%	(f)	10.65%				09/2028	32,248	30,952	—	32,248
DISA Holdings Corp.(5)	Senior secured	SF +	5.50%		N/A(6)				09/2028	—	(765)	—	—
										3,859,146	3,780,578	3.6	3,843,696
Software
Anaplan, Inc.	One stop	SF +	6.50%	(f)	11.60%				06/2029	22,835,977	22,641,108	22.1	22,607,617
Anaplan, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(2,479)	—	(2,244)
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(d)	10.18%				06/2029	649,482	610,133	0.6	613,761
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(d)	10.18%				06/2029	297,709	269,686	0.3	279,070
Arrow Buyer, Inc.*	One stop	SF +	6.50%	(g)	11.74%				06/2030	4,716,372	4,598,509	4.6	4,657,417
Arrow Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2030	—	(13,599)	—	(6,802)
Bynder BidCo, Inc.& Bynder BidCo B.V.(7)(14)	One stop	SF +	7.25%	(h)	12.05%				01/2029	955,900	929,099	0.9	941,562
Bynder BidCo, Inc.& Bynder BidCo B.V.(7)(14)	One stop	SF +	7.25%	(h)	12.05%				01/2029	364,800	354,572	0.4	359,328
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(7)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(336)	—	(180)
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(7)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(1,236)	—	(662)
Coupa Holdings, LLC*	One stop	SF +	7.50%	(f)	12.60%				02/2030	8,370,752	8,171,632	8.0	8,161,483
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2029	$—	$(1,179)	—%	$(1,250)
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2030	—	(8,912)	—	(18,732)
GTY Technology Holdings, Inc.(18)	One stop	SF +	6.87%	(g)	7.82%	cash/	4.30%	PIK	07/2029	4,019,565	3,953,332	3.9	3,979,369
GTY Technology Holdings, Inc.(18)	One stop	SF +	6.88%	(g)	7.80%	cash/	4.30%	PIK	07/2029	2,624,649	2,574,770	2.5	2,598,403
GTY Technology Holdings, Inc.(18)	One stop	SF +	6.88%	(g)	7.82%	cash/	4.30%	PIK	07/2029	481,139	477,125	0.5	476,328
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(1,934)	—	(1,125)
ICIMS, Inc.(18)	One stop	SF +	7.25%	(g)	8.50%	cash/	3.88%	PIK	08/2028	5,512,755	5,431,449	5.3	5,402,500
ICIMS, Inc.	One stop	SF +	6.75%	(g)	11.99%				08/2028	26,703	25,507	—	23,505
ICIMS, Inc.(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(26,547)
IQN Holding Corp.	One stop	SF +	5.25%	(h)	10.38%				05/2029	1,370,726	1,359,492	1.3	1,343,311
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(5,646)	—	(9,079)
IQN Holding Corp.	One stop	SF +	5.25%	(f)	10.35%				05/2028	18,395	17,506	—	16,464
Island Bidco AB(7)(8)(11)(18)	One stop	E +	7.25%	(c)	3.93%	cash/	7.25%	PIK	07/2028	629,607	597,516	0.6	629,607
Island Bidco AB(7)(11)(18)	One stop	SF +	7.00%	(h)	8.84%	cash/	3.50%	PIK	07/2028	299,425	297,022	0.3	299,425
Island Bidco AB(5)(7)(11)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(364)	—	—
Island Bidco AB(5)(7)(8)(11)	One stop	E +	6.50%		N/A(6)				07/2028	—	(707)	—	—
Kaseya Inc.(18)	One stop	SF +	6.25%	(f)	8.85%	cash/	2.50%	PIK	06/2029	4,462,000	4,403,638	4.3	4,372,760
Kaseya Inc.(18)	One stop	SF +	6.25%	(f)	8.86%	cash/	2.50%	PIK	06/2029	67,250	64,952	0.1	61,870
Kaseya Inc.(18)	One stop	SF +	6.25%	(f)	8.86%	cash/	2.50%	PIK	06/2029	16,409	14,111	—	11,029
PING Identity Holding Corp.	One stop	SF +	7.00%	(f)	12.08%				10/2029	2,212,936	2,182,848	2.2	2,212,936
PING Identity Holding Corp.(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1,129)	—	—
Quant Buyer, Inc.	One stop	SF +	6.00%	(h)	11.30%				06/2029	6,543,455	6,488,074	6.2	6,298,076
Quant Buyer, Inc.	One stop	SF +	6.00%	(h)	11.30%				06/2029	5,512,643	5,465,986	5.2	5,305,919
Quant Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(1,270)	—	(5,625)
Quant Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(114,147)	(0.1)	(118,997)
Rainforest Bidco Limited(7)(8)(9)(18)	One stop	SN +	6.13%	(d)	8.42%	cash/	2.63%	PIK	07/2029	711,698	651,761	0.7	704,581
Rainforest Bidco Limited(7)(9)(18)	One stop	SF +	6.13%	(e)	8.55%	cash/	2.63%	PIK	07/2029	132,391	130,844	0.1	131,068
Rainforest Bidco Limited(7)(8)(9)(18)	One stop	SN +	6.13%	(d)	8.42%	cash/	2.63%	PIK	07/2029	52,302	47,931	0.1	51,779
SailPoint Technologies Holdings, Inc.	One stop	SF +	6.25%	(f)	11.35%				08/2029	6,827,328	6,706,305	6.6	6,759,055
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				08/2028	—	(1,475)	—	(1,727)
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.50%	(h)	11.57%				07/2028	542,900	530,127	0.5	542,900
Templafy APS and Templafy, LLC(5)(7)(13)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(317)	—	—
Templafy APS and Templafy, LLC(5)(7)(13)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(2,578)	—	—
Zendesk, Inc.(18)	One stop	SF +	7.00%	(g)	8.75%	cash/	3.50%	PIK	11/2028	9,643,649	9,471,726	9.4	9,643,649
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(899)	—	—
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(21,490)	—	—
										89,898,917	88,287,064	86.6	88,291,802
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(g)	10.93%	08/2029	$6,612,343	$6,510,090	6.3%	$6,480,096
PPV Intermediate Holdings, LLC(18)	One stop	N/A			13.00%	08/2030	708,040	693,801	0.7	665,557
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)	08/2029	—	(6,831)	—	(7,753)
PPV Intermediate Holdings, LLC(5)(18)	One stop	N/A			13.00%	08/2030	1,038	(1,449)	—	(758)
PPV Intermediate Holdings, LLC(18)	One stop	N/A			13.00%	08/2030	163,599	161,879	0.2	153,783
PPV Intermediate Holdings, LLC(18)	One stop	N/A			13.00%	08/2030	30,028	29,706	—	28,227
Salon Lofts Group, LLC	One stop	SF +	6.25%	(g)(h)	11.59%	08/2028	292,071	289,555	0.3	292,071
Salon Lofts Group, LLC	One stop	SF +	6.25%	(g)(h)	11.58%	08/2028	4,469,228	4,430,733	4.4	4,469,228
Salon Lofts Group, LLC	One stop	SF +	6.25%	(h)	11.38%	08/2028	73,018	72,389	0.1	73,018
Salon Lofts Group, LLC	One stop	SF +	6.25%	(h)	11.58%	08/2028	60,000	58,277	0.1	60,000
Salon Lofts Group, LLC(5)	One stop	SF +	6.25%		N/A(6)	08/2028	—	(13,811)	—	—
Salon Lofts Group, LLC	One stop	SF +	6.25%	(g)	11.31%	08/2028	231,160	229,169	0.2	231,160
Salon Lofts Group, LLC	One stop	SF +	6.25%	(g)	11.46%	08/2028	96,317	95,487	0.1	96,317
SureWerx Purchaser III, Inc.	One stop	SF +	6.75%	(g)	11.99%	12/2029	786,098	767,849	0.8	786,098
SureWerx Purchaser III, Inc.	One stop	SF +	6.75%	(g)	11.99%	12/2028	8,750	7,599	—	8,750
SureWerx Purchaser III, Inc.(5)	One stop	SF +	6.75%		N/A(6)	12/2029	—	(2,253)	—	—
							13,531,690	13,322,190	13.2	13,335,794
Total debt investments							$225,210,244	$220,891,169	217.1%	$221,968,971

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(15)(16)
Aerospace and Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		N/A	39,862	$398,622	0.5%	$461,041

Automobiles
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		N/A	767	76,700	0.1	101,924

Diversified Consumer Services
DP Flores Holdings, LLC	LLC units	N/A	N/A		N/A	87,800	87,800	0.1	92,223
HS Spa Holdings, Inc.	Common Stock	N/A	N/A		N/A	77,582	77,582	0.1	78,433
NSG Buyer, Inc.	LP units	N/A	N/A		N/A	893	892,857	0.9	877,788
							1,058,239	1.1	1,048,444
IT Services
Critical Start, Inc.	Common Stock	N/A	N/A		N/A	37,900	37,900	—	41,899
Netwrix Corporation	LLC units	N/A	N/A		N/A	19,851	40,269	—	41,036
							78,169	—	82,935
Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	446,429	446,429	0.4	446,429
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	446,429	—	0.1	74,811
							446,429	0.5	521,240
Software
Anaplan, Inc.	LP Interest	N/A	N/A		N/A	890,007	890,513	1.0	1,055,460
Cynet Security Ltd.(7)(12)	Preferred Stock	N/A	N/A		N/A	23,125	80,874	0.1	89,490
GTY Technology Holdings, Inc.	LP units	N/A	N/A		N/A	60,344	60,344	0.1	68,116
Kaseya Inc.(17)	Preferred Stock	N/A	11.75%	Non-Cash	N/A	850	909,456	0.9	910,376
Kaseya Inc.	LP Interest	N/A	N/A		N/A	50,010	50,036	—	47,989
Onit, Inc.(17)	Preferred Stock	N/A	15.00%	Non-Cash	N/A	50	44,345	—	45,787
Onit, Inc.	Warrant	N/A	N/A		N/A	33	6,499	—	7,174
Templafy APS and Templafy, LLC(7)(13)	Warrant	N/A	N/A		N/A	29	11,056	—	7,607
Zendesk, Inc.	LP units	N/A	N/A		N/A	21,801	218,012	0.2	248,074
							2,271,135	2.3	2,480,073
Specialty Retail
Salon Lofts Group, LLC	LP units	N/A	N/A		N/A	109	109,343	0.1	104,873
							109,343	0.1	104,873

Total equity investments							$4,438,637	4.6%	$4,800,530

Total investments							$225,329,806	221.7%	$226,769,501

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio (CUSIP 61747C582)			4.9%	(19)			$1,689,377	1.7%	$1,689,377
Total money market funds							$1,689,377	1.7%	$1,689,377
Total Investments and Money market funds							$227,019,183	223.4%	$228,458,878

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023

*	Denotes that all or a portion of the investment collateralizes the PNC Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or the Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of June 30, 2023. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of June 30, 2023, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2023, as the loan may have priced or repriced based on an index rate prior to June 30, 2023.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.25% as of June 30, 2023.
(b) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.58% as of June 30, 2023.
(c) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.90% as of June 30, 2023.
(d) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.93% as of June 30, 2023.
(e) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 5.09% as of June 30, 2023.
(f) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 5.14% as of June 30, 2023.
(g) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 5.27% as of June 30, 2023.
(h) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 5.39% as of June 30, 2023.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2023.
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
(6)The entire commitment was unfunded as of June 30, 2023. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023, total non-qualifying assets at fair value represented 3.6% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(14)The headquarters of this portfolio company is located in Netherlands.
(15)Equity investments are non-income producing securities, unless otherwise noted.
(16)Ownership of certain equity investments occurs through a holding company or partnership.
(17)The Company holds an equity investment that is income producing.
(18)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the nine months ended June 30, 2023.
(19)The rate shown is the annualized seven-day yield as of June 30, 2023.

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

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 1. Organization

Golub Capital BDC 4, Inc. (“GBDC 4” and, collectively with its consolidated subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company that elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on April 1, 2022. On April 1, 2022, the date of commencement of operations, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) to sell shares of GBDC 4's common stock in private placements. In addition, for U.S. federal income tax purposes, GBDC 4 has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2023, interest income included $175,732 and $442,605, respectively, of accretion of discounts and amortization of premiums.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
For the three and nine months ended June 30, 2023, the Company received loan origination fees of $567,709 and $2,841,322, respectively. For the three and nine months ended June 30, 2022(1), interest income included $5,883 and $5,883, respectively, of accretion of discounts and amortization of premiums. For the three and nine months ended June 30, 2022(1), the Company received loan origination fees of $699,365 and $699,365, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2023, interest income included $401,211 and $831,365, respectively, of PIK interest and the Company capitalized PIK interest of $377,040 and $789,004, respectively, into the principal balance of certain debt investments. For the three and nine months ended June 30, 2022(1), interest income included $6,194 and $6,194, respectively, of PIK interest and the Company capitalized PIK interest of $6,099 and $6,099, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three and nine months ended June 30, 2023 and 2022(1), fee income included no prepayment premiums.

For the three and nine months ended June 30, 2023, the Company received interest and fee income in cash which excluded capitalized loan origination fees, in the amounts of $5,224,501 and $12,066,647, respectively. For the three and nine months ended June 30, 2022(1), the Company received interest and fee income in cash, which excluded capitalized loan origination fees, in the amounts of $28,909 and $28,909, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three and nine months ended June 30, 2023, the Company recognized PIK and non-cash dividend income of $29,211 and $82,855, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and nine months ended June 30, 2022(1), the Company had no capitalized PIK and non-cash dividends. For the three and nine months ended June 30, 2023 and 2022(1), the Company received no cash payments of accrued and capitalized preferred dividends in cash.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three and nine months ended June 30, 2023 and 2022(1), the Company received no dividend income in cash, and did not receive any return of capital cash distributions.

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

(1) The Company commenced operations on April 1, 2022.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of June 30, 2023 and September 30, 2022, the Company had no portfolio company investments on non-accrual status.

Income taxes: The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company has made, and intends to continue to make, the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders.

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended June 30, 2023, the Company did not record any U.S. federal excise tax. For the nine months ended June 30, 2023, $53,211 was recorded for U.S. federal excise tax. For the three and nine months ended June 30, 2022(1), the Company did not record any U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2023.

(1) The Company commenced operations on April 1, 2022.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Dividends and distributions: Dividends and distributions to common stockholders are recorded on the record date. Subject to the discretion of and as determined by the Board, the Company intends to authorize and declare ordinary cash distributions based on a formula approved by the Board on a quarterly basis. The amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company can retain such capital gains for investment in its discretion.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2023 and September 30, 2022, the Company had deferred debt issuance costs of $768,912 and $523,253, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2023 was $77,514 and $211,555, respectively. For the three and nine months ended June 30, 2022(1), there was no amortization expense for deferred debt issuance costs.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three and nine months ended June 30, 2023, the Company amortized $20,502 and $60,984, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations. For both the three and nine months ended June 30, 2022(1), the Company amortized $7,516 of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

(1) The Company commenced operations on April 1, 2022.

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

As of June 30, 2023 and September 30, 2022, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of June 30, 2023		As of September 30, 2022
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 4 Stockholders	$719,108,500	$99,382,970	$527,300,500	$69,233,785

As of June 30, 2023 and September 30, 2022, the ratio of total contributed capital to total capital subscriptions was 13.8% and 13.1%, respectively, and the Company had uncalled capital commitments of $619,725,530 and $458,066,715, respectively. Effective December 31, 2022, the Company entered into an agreement to cancel subscriptions totaling $50,000.

The following table summarizes the shares of GBDC 4 common stock issued for the nine months ended June 30, 2023 and 2022:

	Date	Shares Issued	NAV ($) per share	Proceeds
Shares issued for the nine months ended June 30, 2022(1)
Issuance of shares	04/21/22	789,611.130	$15.00	$11,844,167
Issuance of shares	05/27/22	1,319,368.331	15.00	19,790,525
Issuance of shares	06/27/22	1,451,305.202	15.00	21,769,578
Shares issued for capital drawdowns		3,560,284.663		$53,404,270

Shares issued for the nine months ended June 30, 2023
Issuance of shares	11/14/22	1,150,201.000	$15.00	$17,253,015
Issuance of shares	02/27/23	859,744.654	15.00	12,896,170
Shares issued for capital drawdowns		2,009,945.654		$30,149,185
Issuance of shares	11/23/22	2,657.828	$15.00	$39,867
Issuance of shares	12/29/22	30,829.580	15.00	462,444
Issuance of shares	03/01/23	17,801.196	15.00	267,018
Issuance of shares	03/22/23	22,391.978	15.00	335,880
Issuance of shares	05/24/23	77,682.843	15.00	1,165,243
Issuance of shares	06/22/23	27,927.167	15.00	418,907
Shares issued through DRIP		179,290.592		$2,689,359

(1) The Company commenced operations on April 1, 2022.

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

For the three and nine months ended June 30, 2023, the base management fees incurred by the Company were $737,593 and $1,869,615, respectively, and the base management fees irrevocably waived by the Investment Adviser were $469,377 and $1,189,755, respectively. For the three and nine months ended June 30, 2022(1), the base management fees incurred by the Company were $42,012 and $42,012, respectively, and the base management fees irrevocably waived by the Investment Adviser were $42,012 and $42,012, respectively, which included a one-time waiver of $15,277 in order to waive 100% of the base management fee for the three and nine months ended June 30, 2022(1).

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

(1) The Company commenced operations on April 1, 2022.

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

For the three and nine months ended June 30, 2023, the Income Incentive Fee incurred was $733,614 and $1,789,885, respectively. For the three and nine months ended June 30, 2022(1), there was no Income Incentive Fee incurred.
The Investment Adviser has agreed to irrevocably waive all Income Incentive Fees payable pursuant to the Investment Advisory Agreement for periods ending prior to April 1, 2024 (the “Waiver Period”).
For the three and nine months ended June 30, 2023, the Income Incentive Fee irrevocably waived by the Investment Adviser was $733,614 and $1,789,885, respectively. For the three and nine months ended June 30, 2022(1), there was no Income Incentive Fee irrevocably waived by the Investment Adviser.

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

(1) The Company commenced operations on April 1, 2022.

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

For the three and nine months ended June 30, 2023 and 2022(1), the Company did not accrue a Capital Gain Incentive Fee. As of June 30, 2023 and September 30, 2022, there was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement as described above. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 10.0% prior to a Liquidity Event (20% following a Liquidity Event) of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods.

If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. For the three and nine months ended June 30, 2023 and 2022(1), the Company did not accrue a capital gain incentive fee under GAAP. As of June 30, 2023 and September 30, 2022, there was no accrual for capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

(1) The Company commenced operations on April 1, 2022.

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
As of June 30, 2023 and September 30, 2022, included in accounts payable and accrued expenses is $68,317 and $3,844, respectively, for allocated shared services under the Administration Agreement.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through April 1, 2022 and has incurred $165,992 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2021.
The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700,000. Any costs in excess of $700,000 will be borne by the Investment Adviser. As of June 30, 2023, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $223,416.
The Administrator and Investment Adviser voluntarily agreed to irrevocably waive reimbursement from the Company for operating expenses, including but not limited to, audit fees, fees related to professional tax services, administrative fees payable under the Administration Agreement and trustee fees, for the three months ended June 30, 2022 (the “Operating Expenses Reimbursement Waiver”). During the three months ended June 30, 2022, the Administrator and Investment Adviser waived the reimbursement of $125,930 in operating expenses.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2023 were $576,692 and $1,122,167, respectively. There were no expenses reimbursed to the Administrator during the three and nine months ended June 30, 2022(1) due to the Operating Expenses Reimbursement Waiver. As of June 30, 2023 and September 30, 2022, accounts payable and accrued expenses included $144,994 and $319,499, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.
On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $100,000,000. As of June 30, 2023, GGP Class B-P, LLC has an aggregate commitment of $100,010,500. As of June 30, 2023, the Company had issued 1,567,531.199 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $23,512,968 and has also issued 139,172.373 shares to GGP Class B-P, LLC through the DRIP.

(1) The Company commenced operations on April 1, 2022.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of June 30, 2023, permits the Company to borrow a maximum of $100,000,000 and expires on April 12, 2025. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

Note 5. Investments

Investments as of June 30, 2023 and September 30, 2022 consisted of the following:

	As of June 30, 2023			As of September 30, 2022
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$2,004,075	$1,986,248	$1,998,790	$1,680,198	$1,665,325	$1,652,997
One stop	223,155,913	218,856,012	219,919,925	110,666,192	109,105,700	108,484,174
Subordinated debt	50,256	48,909	50,256	—	—	—
Equity	N/A	4,438,637	4,800,530	N/A	2,348,428	2,397,954
Total	$225,210,244	$225,329,806	$226,769,501	$112,346,390	$113,119,453	$112,535,125

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

	As of June 30, 2023		As of September 30, 2022
Amortized Cost:
United States
Mid-Atlantic	$35,233,395	15.6%	$16,521,323	14.6%
Midwest	26,766,691	11.9	13,859,081	12.2
Northeast	48,535,231	21.5	26,713,588	23.6
Southeast	42,856,396	19.0	11,880,254	10.5
Southwest	9,603,791	4.3	7,902,609	7.0
West	55,853,845	24.8	31,993,615	28.3
United Kingdom	1,953,367	0.9	1,338,700	1.2
Luxembourg	971,980	0.4	778,554	0.7
Sweden	1,653,849	0.7	1,514,893	1.3
Israel	80,874	0.1	80,874	0.1
Denmark	538,288	0.2	535,962	0.5
Netherlands	1,282,099	0.6	—	—
Total	$225,329,806	100.0%	$113,119,453	100.0%
Fair Value:
United States
Mid-Atlantic	$35,340,604	15.6%	$16,582,536	14.7%
Midwest	27,208,976	12.0	13,850,964	12.3
Northeast	48,701,252	21.5	26,439,587	23.5
Southeast	43,045,563	19.0	11,877,985	10.5
Southwest	9,678,698	4.3	7,957,399	7.1
West	56,099,541	24.7	31,721,537	28.2
United Kingdom	2,043,607	0.9	1,245,492	1.1
Luxembourg	958,196	0.4	776,407	0.7
Sweden	1,753,019	0.8	1,467,097	1.3
Israel	89,490	0.0 *	80,876	0.1
Denmark	550,507	0.2	535,245	0.5
Netherlands	1,300,048	0.6	—	—
Total	$226,769,501	100.0%	$112,535,125	100.0%

* Represents an amount less than 0.1%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The industry compositions of the portfolio at amortized cost and fair value as of June 30, 2023 and September 30, 2022 were as follows:

	As of June 30, 2023		As of September 30, 2022
Amortized Cost:
Aerospace and Defense	$14,889,868	6.6%	$—	—%
Automobiles	8,675,029	3.8	6,100,122	5.4
Beverages	14,022,239	6.2	—	—
Diversified Consumer Services	16,501,202	7.3	8,708,865	7.7
Diversified Financial Services	2,593,586	1.2	—	—
Electronic Equipment, Instruments and Components	5,321,182	2.4	—	—
Health Care Technology	4,463,398	2.0	960,518	0.8
Healthcare Equipment and Supplies	4,218,485	1.9	4,212,205	3.7
Healthcare Providers and Services	349,067	0.2	351,044	0.3
Hotels, Restaurants and Leisure	6,196,354	2.7	1,440,421	1.3
Household Durables	1,632,974	0.7	—	—
Industrial Conglomerates	1,445,103	0.6	1,391,847	1.3
Insurance	13,528,685	6.0	6,677,757	5.9
IT Services	12,307,283	5.5	10,656,296	9.4
Life Sciences Tools & Services	10,443,061	4.6	—	—
Pharmaceuticals	971,980	0.4	778,554	0.7
Professional Services	3,780,578	1.7	721,999	0.6
Software	90,558,199	40.2	60,754,529	53.7
Specialty Retail	13,431,533	6.0	10,365,296	9.2
Total	$225,329,806	100.0%	$113,119,453	100.0%

	As of June 30, 2023		As of September 30, 2022
Fair Value:
Aerospace and Defense	$15,373,666	6.8%	$—	—%
Automobiles	8,470,946	3.7	6,096,630	5.4
Beverages	14,022,133	6.2	—	—
Diversified Consumer Services	16,631,406	7.3	8,702,204	7.7
Diversified Financial Services	2,655,000	1.2	—	—
Electronic Equipment, Instruments and Components	5,468,458	2.4	—	—
Health Care Technology	4,389,894	1.9	950,563	0.8
Healthcare Equipment and Supplies	4,255,488	1.9	4,211,351	3.8
Healthcare Providers and Services	327,080	0.1	350,298	0.3
Hotels, Restaurants and Leisure	6,302,322	2.8	1,427,746	1.3
Household Durables	1,687,113	0.8	—	—
Industrial Conglomerates	1,469,837	0.7	1,393,585	1.2
Insurance	13,694,020	6.0	6,672,700	5.9
IT Services	12,220,565	5.4	10,618,315	9.5
Life Sciences Tools & Services	10,787,139	4.8	—	—
Pharmaceuticals	958,196	0.4	776,407	0.7
Professional Services	3,843,696	1.7	726,523	0.6
Software	90,771,875	40.0	60,246,401	53.6
Specialty Retail	13,440,667	5.9	10,362,402	9.2
Total	$226,769,501	100.0%	$112,535,125	100.0%

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2023 and 2022(1). The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm and each portfolio company subject to review at least once during a trailing twelve-month period. All investments as of both June 30, 2023 and September 30, 2022 were valued using Level 3 inputs. As of June 30, 2023 money market funds included in cash and cash equivalents were valued using Level 1 inputs.

(1) The Company commenced operations on April 1, 2022.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2023 and September 30, 2022:

As of June 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$221,968,971	$221,968,971
Equity investments(1)	—	—	4,800,530	4,800,530
Money market funds(1)(2)	1,689,377	—	—	1,689,377
Total assets, at fair value:	$1,689,377	$—	$226,769,501	$228,458,878

As of September 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$110,137,171	$110,137,171
Equity investments(1)	—	—	2,397,954	2,397,954
Total assets, at fair value:	$—	$—	$112,535,125	$112,535,125

(1) Refer to the Consolidated Schedules of Investments for further details.
(2) Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2023 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2023 was $795,687 and $2,062,588, respectively. The net change in unrealized appreciation (depreciation) for both the three and nine months ended June 30, 2022(1) reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2022 was ($5,556).

The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2023 and 2022:

	For the nine months ended June 30, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$110,137,171	$2,397,954	$112,535,125
Net change in unrealized appreciation (depreciation) on investments	1,373,474	312,367	1,685,841
Net translation of investments in foreign currencies	338,182	—	338,182
Realized gain (loss) on translation of investments in foreign currencies	138	—	138
Fundings of (proceeds from) revolving loans, net	261,779	—	261,779
Fundings of investments	112,510,814	2,138,238	114,649,052
PIK interest and non-cash dividends	789,004	82,855	871,859
Proceeds from principal payments and sales of portfolio investments	(3,884,196)	(130,884)	(4,015,080)
Accretion of discounts and amortization of premiums	442,605	—	442,605
Fair value, end of period	$221,968,971	$4,800,530	$226,769,501

	For the nine months ended June 30, 2022(1)
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—
Net change in unrealized appreciation (depreciation) on investments	(4,446)	(506)	(4,952)
Net translation of investments in foreign currencies	(604)	—	(604)
Fundings of (proceeds from) revolving loans, net	(6,162)	—	(6,162)
Fundings of investments	50,478,538	1,925,218	52,403,756
PIK interest and non-cash dividends	6,099	—	6,099
Accretion of discounts and amortization of premiums	5,883	—	5,883
Fair value, end of period	$50,479,308	$1,924,712	$52,404,020

(1) The Company commenced operations on April 1, 2022.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2023 and September 30, 2022:

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$1,998,790	Market rate approach	Market interest rate	8.8% - 10.0% (9.4%)
		Market comparable companies	EBITDA multiples	9.0x - 26.0x (17.5x)
One stop loans(2)	$219,919,925	Market rate approach	Market interest rate	6.8% - 19.8% (10.1%)
		Market comparable companies	EBITDA multiples	7.0x - 33.0x (18.1x)
		Market comparable companies	Revenue multiples	6.5x - 16.5x (11.5x)
Subordinated debt and second lien loans	$50,256	Market rate approach	Market interest rate	13.3%
		Market comparable companies	EBITDA multiples	9.5x
Equity(3)	$4,800,530	Market comparable companies	EBITDA multiples	12.0x - 25.0x (18.9x)
			Revenue multiples	6.5x - 16.5x (13.8x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $148,518,606 and $71,401,319 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $3,236,923 and $1,563,607 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt as of June 30, 2023 and September 30, 2022:

	As of June 30, 2023		As of September 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$128,669,046	$128,669,046	$64,882,849	$64,882,849

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On April 1, 2022, the Company’s sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of June 30, 2023, the Company’s asset coverage for borrowed amounts was 178.4%.

PNC Facility: On July 8, 2022, the Company entered into a Revolving Credit and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as administrative agent, collateral agent, and a lender, and PNC Capital Markets LLC, as structuring agent. As of June 30, 2023, the PNC Facility allowed the Company to borrow in an aggregate amount of up to $145,000,000, subject to leverage and borrowing base restrictions, with a stated maturity date of July 8, 2025. The PNC Facility bears interest, at the Company’s election and depending on the currency of the borrowing, of either Term SOFR, Daily Simple SOFR, the Eurocurrency Rate, SONIA, or the Euro Short-Term Rate (“€STR”) plus a margin ranging from 1.90% to 2.35%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GBDC 4 Funding securing the facility. As of June 30, 2023 and September 30, 2022, the Company had outstanding debt of $128,669,046 and $62,500,000, respectively, under the PNC Facility.

For the three and nine months ended June 30, 2023 and 2022, the components of interest expense, cash paid for interest expense, annualized average stated interest rate and average outstanding balance for the PNC Facility were as follows:

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Stated interest expense	$1,744,447	$—	$4,209,018	$—
Facility fees	8,462	—	28,879	—
Amortization of debt issuance costs	77,514	—	211,555	—
Total interest expense	$1,830,423	—	$4,449,452	—
Cash paid for interest expense	$1,453,058	—	$2,925,268	—
Annualized average stated interest rate	7.0%	N/A	6.5%	N/A
Average outstanding balance	$100,177,499	$—	$87,039,752	$—

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of June 30, 2023 and September 30, 2022, the Company was permitted to borrow up to $100,000,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of April 12, 2025. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of June 30, 2023 was 4.4%. As of June 30, 2023, the Company had no outstanding debt under the Adviser Revolver. As of September 30, 2022, the Company had outstanding debt of $2,382,849 under the Adviser Revolver.
For the three and nine months ended June 30, 2023 and 2022, the stated interest expense, cash paid for interest expense, annualized average stated interest rate and average outstanding balance for the Adviser Revolver were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022(2)	2023	2022(2)
Stated interest expense	$31,283	$9,683	$83,743	$9,683
Cash paid for interest expense	89,780	—	158,487	—
Annualized average stated interest rate(1)	5.0%	1.3%	4.8%	1.3%
Average outstanding balance	$2,515,148	$3,082,925	$2,343,400	$3,082,925
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
(2)The Company commenced operations on April 1, 2022.

For the three and nine months ended June 30, 2023, the average total debt outstanding was $102,692,647 and $89,383,152, respectively. For the three and nine months ended June 30, 2022(1), the average total debt outstanding was $3,082,925 and $3,082,925, respectively.

For the three and nine months ended June 30, 2023, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 7.3% and 6.8%, respectively. For the three and nine months ended June 30, 2022(1), the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 1.3% and 1.3%, respectively.

A summary of the Company’s maturity requirements for borrowings as of June 30, 2023 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Adviser Revolver	$—	$—	$—	$—	$—
PNC Facility	128,669,046	$—	128,669,046	$—	$—
Total borrowings	$128,669,046	$—	$128,669,046	$—	$—

(1) The Company commenced operations on April 1, 2022.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 8. Commitments and Contingencies

Commitments: As of June 30, 2023, the Company had outstanding commitments to fund investments totaling $33,639,694, including $4,254,225 of commitments on undrawn revolvers. As of September 30, 2022, the Company had outstanding commitments to fund investments totaling $27,206,075, including $3,764,271 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of June 30, 2023 and September 30, 2022 , there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data:(1)	2023	2022†
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income	(1.73)	(0.10)
Net investment income	1.48	0.16
Net realized gain (loss) on investment transactions	(0.01)	0.00
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.26	(0.06)
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	11.97%	0.70%
Number of common shares outstanding	6,817,641.186	3,560,984.663

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2023	2022†
Ratio of net investment income to average net assets*	13.28%	4.15%
Ratio of total expenses to average net assets*(5)	12.73%	4.00%
Ratio of management fee waiver to average net assets*	(1.77)%	(0.95)%
Ratio of incentive fee waiver to average net assets	(1.99)%	—%
Ratio of operating expense waiver to average net assets	—%	(0.69)%
Ratio of incentive fees to average net assets(5)	1.99%	—%
Ratio of excise tax to average net assets(5)	0.06%	—%
Ratio of net expenses to average net assets*(5)	8.97%	2.36%
Ratio of total expenses (without incentive fees) to average net assets*(5)	8.97%	4.00%
Total return based on average net asset value(6)	11.93%	1.01%
Total return based on average net asset value - annualized(6)	15.94%	4.04%
Net assets at end of period	$102,264,618	$53,414,770
Average debt outstanding	$89,383,152	$3,082,925
Average debt outstanding per share	$13.11	$0.87
Portfolio Turnover*	3.06%	0.00%
Asset coverage ratio(7)	178.43%	193.33%
Asset coverage ratio per unit(8)	$1,784	$1,933
Average market value per unit (9):
Adviser Revolver	N/A	N/A
PNC Facility	N/A	N/A

*    Annualized for a period less than one year, unless otherwise noted.
† The Company commenced operations on April 1, 2022.
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

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2023 and 2022:

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2023	2022(1)	2023	2022(1)
Earnings available to stockholders	$4,418,745	$179,197	$10,747,541	$179,197
Basic and diluted weighted average shares outstanding	6,747,232	1,188,013	6,034,626	1,188,013
Basic and diluted earnings per share	$0.65	$0.15	$1.78	$0.15

(1) The Company commenced operations on April 1, 2022.
Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the nine months ended June 30, 2023 and 2022:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the nine months ended June 30, 2023
08/05/2022	10/18/2022	12/29/2022	4,628,404.940	$0.1396	$646,322
11/18/2022	11/21/2022	12/29/2022	5,778,605.940	0.1212	700,131
11/18/2022	12/15/2022	03/01/2023	5,781,263.768	0.1321	763,632
11/18/2022	01/17/2023	03/22/2023	5,812,093.348	0.1637	951,191
02/07/2023	02/24/2023	05/24/2023	5,812,093.348	0.2509	1,458,101
02/07/2023	03/17/2023	05/24/2023	6,689,639.198	0.2705	1,809,419
02/07/2023	04/28/2023	06/22/2023	6,712,031.176	0.1726	1,158,580
05/05/2023	05/26/2023	08/23/2023	6,789,714.019	0.1769	1,200,947
05/05/2023	06/16/2023	08/23/2023	6,789,714.019	0.3033	2,059,218
Total dividends declared for the nine months ended June 30, 2023					$10,747,541

For the nine months ended June 30, 2022(1)
05/06/2022	05/06/2022	07/08/2022	790,311.130	$0.0016	$1,279
05/06/2022	05/20/2022	07/08/2022	790,311.130	0.0267	21,078
05/06/2022	06/24/2022	09/15/2022	2,109,679.461	0.0743	156,840
Total dividends declared for the nine months ended June 30, 2022(1)					$179,197

(1) The Company commenced operations on April 1, 2022.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The following table summarizes the Company’s distributions reinvested during the nine months ended June 30, 2023:

Payment Date	DRIP Shares Issued	NAV ($) Per Share	DRIP Shares Value (1)
For the nine months ended June 30, 2023
November 23, 2022	2,657.828	$15.00	$39,867
December 29, 2022	30,829.580	15.00	462,444
March 1, 2023	17,801.196	15.00	267,018
March 22, 2023	22,391.978	15.00	335,880
May 24, 2023	77,682.843	15.00	1,165,243
June 22, 2023	27,927.167	15.00	418,907
	179,290.592		$2,689,359

(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On July 1, 2023, the Company entered into subscription agreements with additional stockholders totaling $41,480,000, in the aggregate.

On July 20, 2023, the Company issued a capital call to stockholders that is due on July 31, 2023. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	7/31/2023	1,521,177.000	$15.00	$22,817,655

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
On May 5, 2023 and August 3, 2023, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 28, 2023	September 20, 2023
In an amount (if positive) such that the net asset value of the Company as of July 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2023 through July 31, 2023 and the payment of this distribution is $15.00 per share

August 30, 2023	November 21, 2023
In an amount (if positive) such that the net asset value of the Company as of August 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period August 1, 2023 through August 31, 2023 and the payment of this distribution is $15.00 per share

September 22, 2023	November 21, 2023
In an amount (if positive) such that the net asset value of the Company as of September 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period September 1, 2023 through September 30, 2023 and the payment of this distribution is $15.00 per share

October 20, 2023	December 27, 2023
In an amount (if positive) such that the net asset value of the Company as of October 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2023 through October 31, 2023 and the payment of this distribution is $15.00 per share

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the period ended September 30, 2022, in our quarterly report on Form 10-Q for the quarter ended March 31, 2023, and in Item 1A. “Risk Factors” in this quarterly report on Form 10-Q.

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

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. We were formed in September 2021 as a Delaware limited liability company and converted to a Maryland corporation effective April 1, 2022.
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $60.0 billion in capital under management as of April 1, 2023, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.
Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2023. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.
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

As of June 30, 2023 and September 30, 2022, our portfolio at fair value was comprised of the following:

	As of June 30, 2023		As of September 30, 2022
Investment Type	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Senior secured	$1,998,790	0.9%	$1,652,997	1.5%
One stop	219,919,925	97.0	108,484,174	96.4
Subordinated debt	50,256	—	—	—
Equity	4,800,530	2.1	2,397,954	2.1
Total	$226,769,501	100.0%	$112,535,125	100.0%

* Represents an amount less than 0.1%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2023 and September 30, 2022, one stop loans included $71,401,319 and $41,134,534 of recurring revenue loans at fair value, respectively.

As of June 30, 2023 and September 30, 2022, we had debt and equity investments in 58 and 37 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments and certain preferred equity investments, as well as the annualized total return based on our average net asset value, total return based on the change in the net asset value of our stock assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case, and our annualized net investment income - return on equity for the three months ended June 30, 2023, and March 31, 2023 and the nine months ended June 30, 2023 and 2022:

	Three months ended		Nine months ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Weighted average income yield(1)*	11.9%	11.4%	11.2%	7.6%
Weighted average investment income yield(2)*	12.3%	11.7%	11.6%	7.9%
Total return based on average net asset value(3)*	17.6%	18.7%	15.9%	4.0%
Total return based on net asset value per share(4)	7.9%	4.6%	12.0%	0.7%
Net investment income - return on equity(5)*	14.6%	13.4%	13.3%	4.1%

*    Annualized for periods of less than one year.
(1)Represents income from interest, fees, accrued payment in kind, or PIK and non-cash dividend income, excluding amortization of capitalized fees and discounts divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
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

As of June 30, 2023, GBDC 4 has earned an inception-to-date internal rate of return, or IRR, of 11.9% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. For the nine months ended June 30, 2023 and 2022, GBDC 4 earned a fiscal year-to-date IRR of 13.7% and 4.2%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).
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

Following their publication on June 30, 2023, no settings of LIBOR, continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued.

On December 21, 2022 the Financial Accounting Standards Board issued Accounting Standards Update No. 2022-06 (or “ASU 2022-06”), which deferred the sunset of Topic 848, Reference Rate Reform, until December 31, 2024. The issuance of ASU 2022-06 and the deferral of the sunset of Topic 848 eases the potential burden in accounting for the effects of reference rate reform on financial reporting.

On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. In April 2018, the Bank of England began publishing its proposed alternative rate, the Sterling Overnight Index Average, or SONIA. Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated.

Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, or the LIBOR Act, was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.

In addition, the U.K. Financial Conduct Authority, or FCA, which regulates the publisher of LIBOR (ICE Benchmark Administration) has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S.-dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S.-dollar LIBOR until the end of this period.

Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex and it could cause a disruption in the credit markets generally and could have adverse impacts on our business financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by us.

Recent Developments

On July 1, 2023, we entered into subscription agreements with additional stockholders totaling $41,480,000 in the aggregate.

On July 20, 2023, we issued a capital call to stockholders that is due on July 31, 2023. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	7/31/2023	1,521,177.000	$15.00	$22,817,655

On May 5, 2023 and August 3, 2023, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 28, 2023	September 20, 2023	In an amount (if positive) such that our net asset value as of July 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period July 1, 2023 through July 31, 2023 and the payment of this distribution is $15.00 per share
August 30, 2023	November 21, 2023	In an amount (if positive) such that our net asset value as of August 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period August 1, 2023 through August 31, 2023 and the payment of this distribution is $15.00 per share
September 22, 2023	November 21, 2023	In an amount (if positive) such that our net asset value as of September 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period September 1, 2023 through September 30, 2023 and the payment of this distribution is $15.00 per share
October 20, 2023	December 27, 2023	In an amount (if positive) such that our net asset value as of October 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period October 1, 2023 through October 31, 2023 and the payment of this distribution is $15.00 per share

Consolidated Results of Operations

In addition to our analysis of the year-to-date reporting period compared to the year-to-date prior period, we are presenting our analysis for the reporting quarter compared to the immediately preceding quarter as we believe this comparison will provide a more meaningful analysis of our business as our results are largely driven by market changes, not seasonal business activity.

We commenced operations on April 1, 2022. Consolidated operating results for the three months ended June 30, 2023, and March 31, 2023 and the nine months ended June 30, 2023 and 2022(1) are as follows:

	Three months ended		Variances	Nine months ended
	June 30, 2023	March 31, 2023	June 30, 2023 vs. March 31, 2023	June 30, 2023	June 30, 2022
Interest income	$5,457,992	$4,647,745	$810,247	$13,621,616	$181,367
Payment-in-kind interest income	401,211	293,577	107,634	831,365	6,194
Accretion of discounts and amortization of premiums	175,732	132,300	43,432	442,605	5,883
Non-cash dividend income	29,211	28,115	1,096	82,855	—
Fee income	13,222	10,610	2,612	33,824	388
Total investment income	6,077,368	5,112,347	965,021	15,012,265	193,832
Net expenses	2,409,297	2,065,595	343,702	6,008,725	9,683
Net investment income - before tax	3,668,071	3,046,752	621,319	9,003,540	184,149
Excise tax	—	16,211	(16,211)	53,211	—
Net investment income - after tax	3,668,071	3,030,541	637,530	8,950,329	184,149
Net realized gain (loss) on foreign currency transactions	(147,759)	6,706	(154,465)	(89,331)	—
Net change in unrealized appreciation (depreciation) on investment transactions	898,433	1,181,464	(283,031)	1,886,543	(4,952)
Net increase in net assets resulting from operations	$4,418,745	$4,218,711	$183,823	$10,747,541	$179,197
Average earning portfolio company investments, at fair value	$197,195,757	$176,579,054	$20,616,703	$172,554,856	$9,895,305
Average earning preferred equity investments, at fair value	$923,721	$887,094	$36,627	$895,335	$81,984

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets. As a result, quarterly and year-to-date comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three months ended March 31, 2023 to the three months ended June 30, 2023 by $965,021, primarily as a result of an increase in interest income due to rising LIBOR and SOFR interest base rates.

The annualized income yield by debt security type for the three months ended June 30, 2023 and March 31, 2023 and the nine months ended June 30, 2023 and June 30, 2022(1) are as follows:

	Three months ended		Nine months ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Senior secured	11.2%	10.9%	10.7%	6.7%
One stop	11.7%	11.3%	11.2%	7.6%
Subordinated debt	15.2%	15.2%	14.8%	—%

1 No comparative variance analysis was performed for the nine months ended June 30, 2023 and 2022 due to fiscal year 2022 commencing on April 1, 2022, concurrent with our commencement of operations.

Income yields on senior secured and one stop loans increased for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023 primarily due to rising LIBOR and SOFR rates during the third quarter of the 2023 fiscal year. Our loan portfolio is partially insulated from a drop in floating interest rates as 95.7% of our loan portfolio at fair value is subject to an interest rate floor. As of June 30, 2023 and March 31, 2023, the weighted average base floor of our loans was 0.77% and 0.85%, respectively.

As of June 30, 2023, we have subordinated debt investments in one portfolio company as shown in the Consolidated Schedule of Investments. Due to the limited number of subordinated debt investments, income yields on subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended June 30, 2023, and March 31, 2023 and the nine months ended June 30, 2023 and 2022(1):

	Three months ended		Variances	Nine months ended
	June 30, 2023	March 31, 2023	June 30, 2023 vs. March 31, 2023	June 30, 2023	June 30, 2022
Interest expense	$1,784,192	$1,470,570	$313,622	$4,321,640	$9,683
Amortization of deferred debt issuance costs	77,514	69,325	8,189	211,555	—
Base management fee, net of waiver	268,216	226,756	41,460	679,860	—
Professional fees	190,384	223,001	(32,617)	576,157	102,919
Administrative service fee	68,317	51,904	16,413	154,106	2,243
General and administrative expenses	20,674	24,039	(3,365)	65,407	20,768
Operating expenses reimbursement waived	—	—	—	—	(125,930)
Net expenses	$2,409,297	$2,065,595	$343,702	$6,008,725	$9,683
Average debt outstanding	$102,692,647	$92,068,468	$10,624,179	$89,383,152	$3,082,925

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $321,811, from the three months ended March 31, 2023 to the three months ended June 30, 2023 primarily due to an increase in average debt outstanding of $10,624,179 as well as rising SOFR rates on borrowings from our floating rate PNC Facility (as defined in Note 7 of our consolidated financial statements).

For the three months ended June 30, 2023 and March 31, 2023, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 7.3% and 6.8%, respectively.

The increase in effective average interest rate for the three months ended March 31, 2023 to the three months ended June 30, 2023 was primarily due to rising SOFR base interest rates on borrowings from our floating rate PNC Facility (as defined in Note 7 of our consolidated financial statements).

1 No comparative variance analysis was performed for the nine months ended June 30, 2023 and 2022 due to fiscal year 2022 commencing on April 1, 2022, concurrent with our commencement of operations.

Management Fees

The base management fee, net of waiver, increased for the three months ended March 31, 2023 to the three months ended June 30, 2023 primarily due to an increase of the fair value of average adjusted gross assets.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. For the three months ended June 30, 2023, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee, as a percentage of Pre-Incentive Fee Net Investment Income, was 20.0%. GC Advisors has agreed to irrevocably waive all Income Incentive Fees payable pursuant to the Investment Advisory Agreement for the periods ending prior to April 1, 2024 (the “Waiver Period”). For the three months ended June 30, 2023 and March 31, 2023, the Income Incentive Fee irrevocably waived by GC Advisors was $733,614 and $606,108, respectively.

As of June 30, 2023 and March 31, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of June 30, 2023 and September 30, 2022, there was no capital gain incentive fee accrual calculated in accordance with GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of June 30, 2023 and September 30, 2022, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses decreased by $19,569 from the three months ended March 31, 2023 to the three months ended June 30, 2023 primarily due to a decrease in professional fees.

In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended June 30, 2023 and March 31, 2023 were $576,692 and $225,976, respectively. Total expenses reimbursed to the Administrator during the nine months ended June 30, 2023 and 2022 were $1,122,167 and $0, respectively.

As of June 30, 2023, included in accounts payable and accrued expenses were $144,994 of expenses paid on behalf of us by the Administrator. As of September 30, 2022, there were $319,499 of expenses included in accounts payable and accrued expenses for reimbursable expenses, net of the waiver for reimbursement of operating expenses, that were paid on behalf of us by the Administrator.

1 No comparative variance analysis was performed for the nine months ended June 30, 2023 and 2022 due to fiscal year 2022 commencing on April 1, 2022, concurrent with our commencement of operations.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) on investment transactions for the three months ended June 30, 2023, and March 31, 2023 and the nine months ended June 30, 2023 and 2022(1):

	Three months ended		Variances	Nine months ended
	June 30, 2023	March 31, 2023	June 30, 2023 vs. March 31, 2023	June 30, 2023	June 30, 2022
Net realized gain (loss) on foreign currency transactions	$(147,759)	$6,706	$(154,465)	$(89,331)	$—
Net realized gain (loss) on investment transactions	$(147,759)	$6,706	$(154,465)	$(89,331)	$—
Unrealized appreciation from investments	1,067,642	1,496,465	(428,823)	2,493,438	27,582
Unrealized (depreciation) from investments	(341,308)	(326,494)	(14,814)	(807,597)	(32,534)
Unrealized appreciation (depreciation) on foreign currency translation	172,099	11,493	160,606	200,702	—
Net change in unrealized appreciation (depreciation) on investment transactions	$898,433	$1,181,464	$(283,031)	$1,886,543	$(4,952)

During the three months ended June 30, 2023, and March 31, 2023, we had a net realized loss of $147,759 and a net realized gain of $6,706, respectively, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars.

During the nine months ended June 30, 2023, we had a net realized loss of $89,331, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars. During the nine months ended June 30, 2022, we had no net realized gain or loss.

For the three months ended June 30, 2023, we had $1,067,642 in unrealized appreciation on 27 portfolio company investments, which was offset by $341,308 in unrealized depreciation on 31 portfolio company investments. For the three months ended March 31, 2023, we had $1,496,465 in unrealized appreciation on 25 portfolio company investments, which was offset by $326,494 in unrealized depreciation on 29 portfolio company investments. Unrealized appreciation for the three months ended June 30, 2023 and March 31, 2023 primarily resulted from fair valuing recent originations up to or near par. Unrealized depreciation for the three months ended June 30, 2023 and March 31, 2023 primarily resulted from incremental wider credit spreads in the market and the amortization of discounts during the quarter on recently originated loans.

For the nine months ended June 30, 2023, we had $2,493,438 in unrealized appreciation on 39 portfolio company investments, which was offset by $807,597 in unrealized depreciation on 19 portfolio company investments. Unrealized appreciation for the nine months ended June 30, 2023 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the nine months ended June 30, 2023 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to incremental wider credit spreads in the market during the first three quarters of the 2023 fiscal year and the amortization of discounts during the quarter on recently originated loans. For the nine months ended June 30, 2022, we had $27,582 in unrealized appreciation on 3 portfolio company investments, which was offset by $32,534 in unrealized depreciation on 14 portfolio company investments. Unrealized appreciation and depreciation for the nine months ended June 30, 2022 primarily resulted from fees collected that decrease the cost of the investment and are amortized through the investment's maturity.

1 No comparative variance analysis was performed for the nine months ended June 30, 2023 and 2022 due to fiscal year 2022 commencing on April 1, 2022, concurrent with our commencement of operations.

Liquidity and Capital Resources

For the nine months ended June 30, 2023, we experienced a net decrease in cash and cash equivalents and foreign currencies of $15,154,609. During the period, we used $103,411,024 in operating activities, primarily as a result of fundings of portfolio investments of $114,649,052, partially offset by proceeds from principal payments and sales of portfolio investments of $4,015,080. During the same period, cash provided by financing activities was $88,256,415, primarily driven by borrowings on debt of $97,470,469 and proceeds from the issuance of common shares of $30,161,185, partially offset by repayments of debt of $33,992,357.

For nine months ended June 30, 2022, we experienced a net increase in cash and cash equivalents and foreign currencies of $59,186,147. During the period, we used $51,417,978 in operating activities, primarily as a result of fundings of portfolio investments of $52,403,756. During the same period, cash provided by financing activities was $110,604,125, primarily driven by borrowings on debt of $57,227,355 and proceeds from the issuance of common shares of $53,376,770.

As of June 30, 2023 and September 30, 2022, we had $5,412,322 and $21,237,690, respectively, of cash and cash equivalents. In addition, as of June 30, 2023 and September 30, 2022, we had $1,260,318 and $508,424, respectively, of foreign currencies. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of June 30, 2023 and September 30, 2022, we had investor capital subscriptions totaling $719,108,500 and $527,300,500, respectively, of which $99,382,970 and $69,233,785, respectively, had been called and contributed, leaving $619,725,530 and $458,066,715, respectively, of uncalled investor capital subscriptions.

Revolving Debt Facilities

PNC Facility - On July 8, 2022, we entered into the PNC Facility (as defined in Note 7 of our consolidated financial statements) with PNC Bank. As of June 30, 2023 and September 30, 2022, we were permitted to borrow up to $145,000,000 and $80,000,000, respectively, at any one time outstanding under the PNC Facility. As of June 30, 2023 and September 30, 2022, we had outstanding debt of $128,669,046 and $62,500,000, respectively, under the PNC Facility. On June 14, 2023, we entered into an amendment on the PNC Facility that, among other things, increased the borrowing capacity from $110,000,000 to $145,000,000 and updated the applicable margin to a range of 1.90% to 2.35%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GBDC 4 Funding (as defined in Note 2 of our consolidated financial statements) securing the facility.

Adviser Revolver - On April 12, 2022, we entered into the Adviser Revolver (as defined in Note 4 of our consolidated financial statements) with GC Advisors. As of both June 30, 2023 and September 30, 2022, we were permitted to borrow up to $100,000,000 at any one time outstanding under the Adviser Revolver. As of June 30, 2023, we had no outstanding debt of under the Adviser Revolver. As of September 30, 2022, we had outstanding debt of $2,382,849 under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 1, 2022, our sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, our asset coverage requirement is reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of June 30, 2023, our asset coverage for borrowed amounts was 178.4%.

As of June 30, 2023, we had outstanding commitments to fund investments totaling $33,639,694, including $4,254,225 of unfunded commitments on revolvers. As of September 30, 2022, we had outstanding commitments to fund investments totaling $27,206,075, including $3,764,271 of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of June 30, 2023 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of June 30, 2023. As of June 30, 2023, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain, availability under our PNC Facility and Adviser Revolver, ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of June 30, 2023 and September 30, 2022, we had investments in 58 and 37 portfolio companies, respectively, with a total fair value of $226,769,501 and $112,535,125, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended June 30, 2023, and March 31, 2023 and the nine months ended June 30, 2023 and 2022:

	Three months ended				Nine months ended
	June 30, 2023		March 31, 2023		June 30, 2023		June 30, 2022(1)
	New Commitments	Percentage	New Commitments	Percentage	New Commitments	Percentage	New Commitments	Percentage
Senior secured	$—	—%	$—	—%	$273,847	0.2%	$270,300	0.4%
One stop	27,050,559	100.0	39,101,791	98.9	125,029,886	98.2	66,943,382	96.8
Subordinated debt	—	—	—	—	50,000	0.0 *	—	—
Equity	—	—	450,030	1.1	2,007,328	1.6	1,925,218	2.8
Total new investment commitments	$27,050,559	100.0%	$39,551,821	100.0%	$127,361,061	100.0%	$69,138,900	100.0%
* Represents an amount less than 0.1%.

(1)We commenced operations on April 1, 2022.
For the nine months ended June 30, 2023, we had approximately $4,015,080 in proceeds from principal payments and sales of portfolio investments.

For the nine months ended June 30, 2022, we had no proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2023(1)			As of September 30, 2022(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$2,004,075	$1,986,248	$1,998,790	$1,680,198	$1,665,325	$1,652,997
One stop	223,155,913	218,856,012	219,919,925	110,666,192	109,105,700	108,484,174
Subordinated debt	50,256	48,909	50,256	—	—	—
Equity	N/A	4,438,637	4,800,530	N/A	2,348,428	2,397,954
Total	$225,210,244	$225,329,806	$226,769,501	$112,346,390	$113,119,453	$112,535,125

(1)As of June 30, 2023, $45,288,506 and $45,683,584 of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(2)As of September 30, 2022, $6,742,247 and $6,731,058 of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
As of June 30, 2023 and September 30, 2022, we had no loans on non-accrual status. As of June 30, 2023 and September 30, 2022, the fair value of our debt investments as a percentage of the outstanding principal value was 98.6% and 98.0%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended June 30, 2023, and March 31, 2023 and the nine months ended June 30, 2023 and 2022:

	Three months ended		Nine months ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022(1)
Weighted average rate of new investment fundings	12.4%	12.0%	11.6%	7.7%
Weighted average spread over the applicable base rate of new floating rate investment fundings	6.5%	7.2%	6.7%	5.9%
Weighted average fees of new investment fundings	1.7%	2.0%	1.8%	1.0%
Weighted average rate of sales and payoffs of portfolio investments	11.2%	10.6%	9.4%	—

(1)We commenced operations on April 1, 2022.

As of June 30, 2023, 95.7% of our debt portfolio at both fair value and at amortized cost had interest rate floors that limited the minimum applicable interest rates on such loans. As of September 30, 2022, 96.1% of our debt portfolio at both fair value and amortized cost had interest rate floors that limited the minimum applicable interest rates on such loans.
As of June 30, 2023 and September 30, 2022, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $81,991,000 and $68,029,000, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2023 and September 30, 2022:

	As of June 30, 2023		As of September 30, 2022
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
5	$—	—%	$3,054,528	2.7%
4	226,019,508	99.7	109,480,597	97.3
3	749,993	0.3	—	—
2	—	—	—	—
1	—	—	—	—
Total	$226,769,501	100.0%	$112,535,125	100.0%

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

•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a subscription agreement with us to purchase our common stock on the same terms and conditions as other investors for a capital subscription of $100,000,000. As of June 30, 2023, we have issued 1,567,531.199 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $23,512,968 and have also issued 139,172.373 shares to GGP Class B-P, LLC through the DRIP.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., or GBDC, a publicly-traded business development company (Nasdaq: GBDC), Golub Capital BDC 3, Inc., or GBDC 3, Golub Capital Direct Lending Corporation, or GDLC, and Golub Capital Direct Lending Unlevered Corporation, or GDLCU, and Golub Capital Private Credit Fund, or GCRED, which are business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, our officers and directors serve in similar capacities for GBDC, GBDC 3, GDLC, GDLCU and GCRED. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC, GBDC 3, GDLC, GDLCU, GBDC 4, GCRED and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2023 and 2022. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm and each portfolio company subject to review at least once during a trailing twelve-month period. As of June 30, 2023 and September 30, 2022, all investments were valued using Level 3 inputs. As of June 30, 2023 money market funds included in cash and cash equivalents were valued using Level 1 inputs.

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

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of June 30, 2023 and September 30, 2022, we had no portfolio company investments on non-accrual status.

Income taxes: We have elected to be treated as a RIC under Subchapter M of the Code and will operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, we are required to meet certain source of income and asset diversification requirements, as well as timely distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. We have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended June 30, 2023, we did not record any U.S. federal excise tax. For the nine months ended June 30, 2023, $53,211 was recorded for U.S. federal excise tax. For both the three and nine months ended June 30, 2022, we did not record any U.S. federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2023 and September 30, 2022, the weighted average floor on loans subject to floating interest rates was 0.77% and 0.73%, respectively. In addition, the PNC Facility has a floating interest rate provision based on Term SOFR, Daily Simple SOFR, the Eurocurrency Rate, Sterling Overnight Index Average, or the Euro Short-Term Rate plus a margin ranging from 1.80% to 2.30%. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of June 30, 2023 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 200 basis points	$(4,330,151)	$(2,573,381)	$(1,756,770)
Down 150 basis points	(3,247,613)	(1,930,036)	(1,317,577)
Down 100 basis points	(2,165,075)	(1,286,690)	(878,385)
Down 50 basis points	(1,082,537)	(643,345)	(439,192)
Up 50 basis points	1,082,537	643,345	439,192
Up 100 basis points	2,165,075	1,286,690	878,385
Up 150 basis points	3,247,613	1,930,036	1,317,577
Up 200 basis points	4,330,151	2,573,381	1,756,770

(1)    Assumes applicable three-month base rate as of June 30, 2023, with the exception of SONIA and Prime that utilize the June 30, 2023 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2023, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the PNC Facility and the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of June 30, 2023 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

You should carefully consider the risk factors set forth below and those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, together with all of the other information included in this report. The risks set out below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us could also impair our operations and performance. If any of these events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value could decline, and you could lose all or part of your investment. The risk factors described below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks related to the transition away from LIBOR.

Following their publication on June 30, 2023, no settings of the London Interbank Offered Rate (“LIBOR”) continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. In April 2018, the Bank of England began publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated. Further, on March 15,

2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. In addition, the U.K. Financial Conduct Authority (“FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration) has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S.-dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S.-dollar LIBOR until the end of this period. Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex and it could cause a disruption in the credit markets generally and could have adverse impacts on our business financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by the Company.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
10.1	Second Amendment to Revolving Credit and Security Agreement, dated as of July 8, 2022, as amended by that certain first amendment to revolving credit and security agreement, dated as of April 7, 2023, by and among Golub Capital BDC 4, Inc., a Maryland corporation, Golub Capital BDC 4 Funding LLC, a Delaware limited liability company, PNC Bank, National Association, as Administrative Agent for the Secured Parties, the Collateral Agent and a Lender, PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of June 14, 2023. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on June 20, 2023).
10.2	Increase Notice Regarding that certain Revolving Credit and Security Agreement, dated as of July 8, 2022, as amended by that certain first amendment to revolving credit and security agreement, dated as of April 7, 2023, by and among Golub Capital BDC 4, Inc., a Maryland corporation, Golub Capital BDC 4 Funding LLC, a Delaware limited liability company, PNC Bank, National Association, as Administrative Agent for the Secured Parties, the Collateral Agent and a Lender, PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of June 14, 2023. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on June 30, 2023).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC 4, Inc.

Date: August 10, 2023	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2023	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)