Form 10-K
period 2023-09-30
Golub Capital BDC 4, Inc.
filed 2023-12-05
CIK 1901612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Auditor Firm ID:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Chicago
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒
As of September 30, 2023, there was no established public market for the Registrant's common stock.
The number of shares of the Registrant's common stock, $0.001 par value, outstanding as of December 5, 2023 is 19,500,939.882.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2023.

PART I
In this Annual Report on Form 10-K, except as otherwise indicated, the terms:

•“we,” “us,” “our”, “Company” and “GBDC 4” refer to Golub Capital BDC 4, Inc., a Maryland corporation and its consolidated subsidiaries;

•“GC Advisors” refers to GC Advisors LLC, our investment adviser;

• “Administrator” refers to Golub Capital LLC, an affiliate of GC Advisors and our administrator;

•“Adviser Revolver” refers to the line of credit with GC Advisors, which was most recently amended on June 15, 2022, and which allowed for borrowing up to $100.0 million as of September 30, 2023;

•“PNC Facility” refers to the revolving credit facility with PNC Bank, entered into on July 8, 2022, and was most recently amended on September 8, 2023, and which as of September 30, 2023, allowed for borrowing up to $195.0 million that bears at a rate of either Term SOFR, Daily Simple SOFR, the Eurocurrency Rate, SONIA, or the Euro Short-Term Rate (“€STR”) plus a margin ranging from 2.00% to 2.40%, depending on the degree of uncalled capital commitments coverage of the borrowing base versus investment asset coverage of the borrowing base;

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

Item 1. Business
GENERAL

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

We were formed to make investments and generate current income and capital appreciation by investing primarily in one stop loans (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies that are, in most cases, sponsored by private equity firms. GC Advisors structures these one stop loans as senior secured loans, and we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. In many cases, we are the sole lender or we, together with our affiliates, are the sole lenders of one stop loans, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediating any underperformance.

In this Annual Report on Form 10-K, the term “middle-market” generally refers to companies having earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than $100.0 million annually.

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies that had over $60.0 billion of capital under management as of July 1, 2023, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

We were formed in September 2021 as a Delaware limited liability company and converted to a Maryland corporation effective April 1, 2022 in connection with our election to be regulated as a business development company and the commencement of our operations. We have offered and continue to offer and sell shares of our common stock in private placement transactions pursuant to certain exemptions of the Securities Act of 1933, as amended, or the Securities Act, and the laws of the states and jurisdictions where any offering is made.

We seek to create a portfolio that includes primarily senior secured and one stop loans by primarily investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of U.S. middle-market companies. We expect to selectively invest more than $30.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

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

Our Adviser

Our investment activities are managed by our investment adviser, GC Advisors. GC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. GC Advisors was organized in September 2008 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Under our Investment Advisory Agreement, we pay GC Advisors a base management fee and an incentive fee for its services. See “Business — Management Agreements — Management Fee” for a discussion of the base management fee and incentive fee, including the cumulative incentive fee cap and the income and capital gains incentive fee payable by us to GC Advisors. Unlike most closed-end funds whose fees are based on assets net of leverage, our base management fee is based on our average-adjusted gross assets (including leverage but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets), and therefore, GC Advisors benefits when we incur debt or use leverage. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase. Additionally, under the incentive fee structure, GC Advisors benefits when capital gains are recognized and, because it determines when a holding is sold, GC Advisors controls the timing of the recognition of capital gains. Our board of directors is charged with protecting our interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While not expected to review or approve each borrowing, our independent directors periodically review GC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. See “Business — Management Agreements — Board Approval of the Investment Advisory Agreement.”

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

About Golub Capital

Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of July 1, 2023, Golub Capital had over $60.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over 370 middle-market sponsors and repeat transactions with over 260 sponsors.

Golub Capital’s middle-market lending group is managed by an eight member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. As of September 30, 2023, Golub Capital had more than 170 investment professionals supported by more than 650 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

Market Trends

We have identified the following trends that may affect our business:

Target Market.  We believe that small and middle market companies in the United States with annual revenues between $10 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle market companies have generated a significant number of investment opportunities for investment funds managed or advised by Golub Capital, and we believe that this market segment will continue to produce significant investment opportunities for us. We continue to focus our portfolio on borrowers in what we believe are recession resistant industries that are insulated from the effects of economic disruptions, such as the COVID-19 pandemic.

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

Market Environment: We believe middle market investments are likely to excel in uncertain market environments and that these investments have historically generated premium yields with more desirable structures for lenders as compared to large corporate loans.1 In addition, we believe the recent credit market dislocation will accelerate the market share shift toward well-positioned larger platforms. On the other hand, we believe that there has been increased competition for direct lending to middle market businesses, which would be expected to result in less favorable pricing terms for our potential investments. If we match our competitors’ pricing, terms and structure, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Golub Capital’s scale, product suite, entrenched relationships and strong market position will continue to allow us to find investment opportunities with attractive risk-adjusted returns.

(1) Standard & Poor’s “High-End Middle-Market Lending Review Q4 2021” – New-issue first-lien yield-to-maturity. Middle-Market loans have, on average, generated higher yields in comparison to large corporate loans based on data starting in June 2005.

Competitive Strengths

Deep, Experienced Management Team. We are managed by GC Advisors, which has access through the Staffing Agreement to the resources and expertise of Golub Capital’s more than 850 employees, led by our chairman, Lawrence E. Golub, and our president and chief executive officer, David B. Golub. As of September 30, 2023, Golub Capital’s more than 170 investment professionals had an average of approximately 13 years of investment experience and were supported by more than 650 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. GC Advisors also manages (i) Golub Capital BDC, Inc., a Delaware corporation, or GBDC; (ii) Golub Capital BDC 3, Inc., a Maryland corporation, or GBDC 3; (iii) Golub Capital Direct Lending Corporation, a Maryland

corporation, or GDLC; (iv) Golub Capital Direct Lending Unlevered Corporation, a Maryland corporation, or GDLCU; and (v) Golub Capital Private Credit Fund, a Delaware statutory trust, or GCRED, each of which has elected to be regulated as a business development company, have investment mandates similar to ours, and primarily focus on investing in one stop and other senior secured loans and in the case of GBDC, whose shares of common stock are publicly traded on the Nasdaq Global Select Market. Golub Capital seeks to hire and retain high-quality investment professionals and reward those personnel based on investor returns.

Leading U.S. Debt Platform Provides Access to Proprietary Relationship-Based Deal Flow. GC Advisors gives us access to the deal flow of Golub Capital, one of the leading middle-market lenders in the United States. Golub Capital has been a top 3 Traditional Middle-Market Bookrunner each year from 2008 through Q1 2023 for senior secured loans of up to $500.0 million for leveraged buyouts based on number of deals completed, according to Thomson Reuters LPC and internal data. We believe this market position makes Golub Capital the first choice lender to many sponsors. Since its inception, Golub Capital has closed deals with over 370 middle-market sponsors and repeat transactions with over 260 sponsors. We believe that Golub Capital receives relationship-based “early looks” and “last looks” at many investment opportunities in the U.S. middle-market market, allowing it to be highly selective in the transactions it pursues.

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

We primarily target U.S. middle-market companies controlled by private equity investors that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We seek to have a portfolio of first-lien, senior secured loans to borrowers focused on a number of sectors and industries that we believe have shown resilience during economic disruptions and are likely to show resilience in future recessionary periods, including, for example, software and technology companies as well as business, financial and healthcare services among others. We also make opportunistic loans to independently owned and publicly held middle market companies. We seek to partner with strong management teams executing long-term growth strategies. Target businesses will typically exhibit some or all of the following characteristics:

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

Investment Process Overview

We view our investment process as consisting of four distinct phases described below:

Origination.  GC Advisors sources investment opportunities through access to a network of over 10,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. The investment professionals of Golub Capital have a long and successful track record investing in companies across many industry sectors. Collectively, these investment professionals have closed investments in over 2,300 loans at Golub Capital. Golub Capital’s investments have been made in the following industries, among others: healthcare, restaurant and retail, software, digital and technology services, specialty manufacturing, business services, consumer products and services, food and beverages, aerospace and defense and value-added distribution.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2023 and 2022:

	As of September 30, 2023		As of September 30, 2022
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
5	$—	—%	$3,054,528	2.7%
4	318,131,253	99.8	109,480,597	97.3
3	783,845	0.2	—	—
2	—	—	—	—
1	—	—	—	—
Total	$318,915,098	100.0%	$112,535,125	100.0%

Investment Committee

The purpose of GC Advisors’ investment committee, which is comprised of officers of GC Advisors is to evaluate and approve all of our investments, subject to the oversight of our board of directors. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The investment committee currently consists of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. The investment committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

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

Each transaction is presented to the investment committee in a formal written report. Each investment opportunity generally receives the unanimous approval of the investment committee. Each member of the investment committee performs a similar role for other investment funds, accounts or other investment vehicles, collectively referred to as accounts, sponsored or managed by Golub Capital and its affiliates.

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

GC Advisors structures our investments, which typically have maturities of three to seven years, as follows:

Senior Secured Loans. GC Advisors structures investments in senior secured loans, where we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. Our senior secured loans often provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity. Our senior secured loans may include a payment in kind, or PIK, feature.

One Stop Loans. GC Advisors structures our one stop loans as senior secured loans. A one stop loan is a single loan that blends the characteristics of traditional first lien senior secured debt and traditional junior debt. The structure generally combines the stronger lender protections associated with first lien senior secured debt with the superior economics of junior capital. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. In some cases, one stop loans are provided to borrowers experiencing high revenue growth supported by a high level of discretionary expenditures. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. One stop loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Our one stop loans may include a PIK feature. One stop loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases, we are the sole lender or we, together with our affiliates, are the sole lenders of a one stop loan, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediating any underperformance.

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

Subordinated Loans. GC Advisors structures these investments as unsecured, subordinated loans that provide for relatively high, fixed interest rates and provide us with significant current interest income. These loans typically have interest-only payments (often representing a combination of cash pay and PIK interest) in the early years, with all or the majority of amortization of principal deferred until loan maturity. Subordinated loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.

Second lien loans and subordinated loans are generally more volatile than first lien, senior secured loans and may involve a greater risk of loss of principal. In addition, the PIK feature of many subordinated loans, which effectively operates as negative amortization of loan principal, increases credit risk exposure over the life of the loan. Subordinated loans are more likely to include a PIK feature.

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
Investments

We seek to create a portfolio that includes primarily one stop and other senior secured loans by investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of middle-market companies. We also selectively invest more than $30.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2023, as well as the top ten industries in which we were invested as of September 30, 2023, calculated as a percentage of our total investments at fair value as of such date.

Portfolio Company	Fair Value of Investments	Percentage of Total Investments
Hyland Software, Inc.	$24,525,000	7.7%
Anaplan, Inc.	24,100,702	7.6
PPW Aero Buyer, Inc.	15,291,899	4.8
Financial Information Technologies, LLC	14,289,885	4.5
PPV Intermediate Holdings, LLC	14,160,815	4.4
Evergreen IX Borrower 2023, LLC	12,936,485	4.1
Quant Buyer, Inc.	11,751,769	3.7
NSG Buyer, Inc.	10,841,741	3.4
Celerion Buyer, Inc.	10,824,297	3.4
Zendesk, Inc.	10,029,943	3.1
	$148,752,536	46.7%

Industry	Fair Value of Investments	Percentage of Total Investments
Software	$138,738,858	43.5%
Specialty Retail	20,832,401	6.5
Diversified Consumer Services	17,616,460	5.5
Aerospace and Defense	15,291,899	4.8
Insurance	14,764,889	4.6
Beverages	14,289,885	4.5
Hotels, Restaurants and Leisure	13,620,172	4.3
IT Services	13,314,278	4.2
Diversified Financial Services	12,379,011	3.9
Health Care Technology	10,851,856	3.4
	$271,699,709	85.2%

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

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors have access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or to the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC.

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
•We are subject to risks associated with the transition away from LIBOR, which will affect our cost of capital and net investment income.
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
•Inflation could adversely affect the business, result of operations and financial condition of our portfolio companies.

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
•We are subject to risks associated with a Liquidity Event.

MANAGEMENT AGREEMENTS
GC Advisors is located at 200 Park Avenue, 25th Floor, New York, NY 10166. GC Advisors is registered as an investment adviser under the Advisers Act. The beneficial interests in GC Advisors are majority owned, indirectly, by two affiliated trusts. The trustees of those trusts are Stephen A. Kepniss and David L. Finegold. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, GC Advisors manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, GC Advisors:
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

“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the Base Management Fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock to the extent such amounts are supported by our taxable earnings, but excluding the Incentive Fee). Pre-Incentive Fee

Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, and zero-coupon securities, accrued income that we have not yet received in cash. GC Advisors does not return to us amounts paid to it on accrued income that we have not yet received in cash if such income is not ultimately received by us in cash. If we do not ultimately receive income, a loss would be recognized, reducing future fees.

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

There can be no assurance that such unrealized capital appreciation will be realized in the future. From inception through September 30, 2023, we have not made any Capital Gain Incentive Fee payments. For the year ended September 30, 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022, we did not accrue a Capital Gain Incentive Fee under GAAP.

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

Payment of Our Expenses

All investment professionals of GC Advisors and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by GC Advisors and/or its affiliates and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Expenses.”

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect for an initial term of two years and then from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by GC Advisors and could be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities, by vote, can also terminate the Investment Advisory Agreement without penalty. See “Risk Factors — Risks Relating to our Business and Structure — We are dependent upon GC Advisors for our future success and upon their access to the investment professionals and partners of Golub Capital and its affiliates.”

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

Approval of the Investment Advisory Agreement

At a meeting of our board of directors held in May 2023, our board of directors voted unanimously to re-approve the Investment Advisory Agreement. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

•the nature, extent and quality of services provided to us by GC Advisors;
•the relative investment performance of us since inception;
•the relative investment performance of GBDC, GBDC 3, GDLC, and GDLCU;
•the fees paid by other comparable business development companies; and
•various other matters.

Based on the information reviewed and the considerations detailed above, our board of directors, including all of the directors who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the Investment Advisory Agreement for a one-year term.

Administration Agreement

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, the Administrator also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance. The Administrator can retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to review and approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. The allocation of such shared services is based on several factors including, among others, our assets relative to all assets managed by Golub Capital and, with respect to overhead allocation, to the types of support services that are provided by certain employees of the Administrator. The Administrator calculates the full cost of each employee as the sum of direct, indirect, and imputed costs related to the employee, including compensation, benefits, payroll and similar taxes, associated office space, technology, utilities, expenses and other similar items related to the employee. In addition, if requested to provide significant managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In May 2023, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. The Administration Agreement can be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

License Agreement

We have entered into a license agreement with Golub Capital LLC under which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital”. Under this agreement, we will have a right to use the “Golub Capital” name and the agreement will remain in effect for so long as GC Advisors or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Golub Capital” name. This license agreement will remain in effect so long as the Investment Advisory Agreement with GC Advisors is in effect.

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

REGULATION

General

We are a business development company under the 1940 Act and have elected to be treated as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a business development company be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we cannot change the nature of our business so as to cease to be, or withdraw our election as, a business development company without the approval of a majority of our outstanding voting securities.

We can invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we could, for the purpose of public resale, be deemed an “underwriter,” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we could enter into hedging transactions to manage the risks associated with interest rate or foreign currency fluctuations. However, we could purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments.

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
(2)Securities of any eligible portfolio company which we control.
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

Managerial Assistance to Portfolio Companies

A business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance, except that when the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group could make available such managerial assistance. Making available significant managerial assistance means any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Administrator or an affiliate of the Administrator provides such managerial assistance on our behalf to portfolio companies that request this assistance.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. On April 1, 2022, our sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act to us, effective as of April 2, 2022 and declined our offer to repurchase the sole stockholder’s outstanding shares of our common stock. As a result of such approval, the asset coverage requirement applicable to us is reduced from 200% to 150% so long as we continue to meet certain disclosure requirements. In other words, under the 1940 Act, we will be able to borrow $2 for investment purposes for every $1 of investor equity under the 150% asset coverage test, as opposed to borrowing $1 for investment purposes for every $1 of investor equity under the 200% asset coverage test. As of September 30, 2023, our asset coverage for borrowed amounts was 201.8%.

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

Codes of Ethics

We and GC Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code can invest in securities for their personal investment accounts, including securities purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You can read and copy the code of ethics from the SEC’s website at www.sec.gov. See “Business — General — Information Available.” In addition, each code of ethics is attached as an exhibit to this Annual Report on Form 10-K.

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

We could also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the business development company prohibition on transactions with affiliates to prohibit “joint transactions” among entities that share a common investment adviser. The staff of the SEC has granted no-action relief pursuant to which purchases by us and other accounts sponsored or managed by GC Advisors or its affiliates of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. Any co-investment would be made subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for another account sponsored or managed by GC Advisors to make different investments in the same issuer, GC Advisors will need to decide which account will proceed with the investment. Moreover, in certain circumstances, we could be unable to invest in an issuer in which another account sponsored or managed by GC Advisors has previously invested.

On February 27, 2017, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates could afford us additional investment opportunities and the ability to achieve greater diversification. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. On January 13, 2023, the SEC issued an order amending the existing co-investment exemptive relief order to incorporate the terms of the temporary, conditional exemptive relief announced by the SEC on April 8, 2020 in order to permit those entities permitted to rely on the order to participate in certain follow-on co-investment transactions.

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
•pursuant to Rule 13a-15 under the Exchange Act, beginning with our fiscal year ended September 30, 2023, our management must prepare an annual report regarding its assessment of our internal control over financial reporting; and
•pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in shares of our common stock. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described certain considerations that could be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pension plans and trusts and persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar and financial institutions. This summary assumes that investors hold our common stock as capital assets (within the meaning of Section 1221 of the Code). The discussion is based upon the Code, Treasury regulations and administrative and judicial interpretations, each as of the date of the filing of this Annual Report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service, or the IRS, regarding any offering of our securities. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets. For purposes of this discussion, references to “dividends” are to dividends within the meaning of the U.S. federal income tax laws and associated regulations and can include amounts subject to treatment as a return of capital under section 19(a) of the 1940 Act.
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

Election to Be Taxed as a RIC

As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends for U.S. federal income tax purposes to our stockholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible U.S. federal excise tax imposed on RICs, we must timely distribute to our stockholders in respect of each calendar year dividends for U.S. federal income tax purposes of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were recognized but not distributed during such years and on which we did not incur any liability to pay federal income tax, or the Excise Tax Avoidance Requirement.

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
With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors could make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we compete generally on the basis of pricing terms. With respect to all investments, we could lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we could experience decreased net interest income, lower yields and increased risk of credit loss. We will also compete for investment opportunities with accounts managed or sponsored by GC Advisors or its affiliates. Although GC Advisors allocates opportunities in accordance with its allocation policy, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and thus not necessarily be in the best interests of us and our securityholders. Moreover, the performance of investments will not be known at the time of allocation. See “Risks Relating to Our Business and Structure — There are significant potential conflicts of interest as a result of our arrangements with GC Advisors and its affiliates and GC Advisors’ investment committee that could affect our investment returns — and — Item 13. Certain Relationships and Related Transactions, and Director Independence.”
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
We are subject to risks associated with the transition away from LIBOR.
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
Our ability to achieve our investment objective depends on our ability to manage our business and to grow. This depends, in turn, on GC Advisors’ ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis depends upon GC Advisors’ execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. GC Advisors has substantial responsibilities under the Investment Advisory Agreement, as well as responsibilities in connection with the management of other accounts sponsored or managed by GC Advisors, members of GC Advisors’ investment committee or the Administrator. The personnel of the Administrator and its affiliates could be called upon to provide managerial assistance to our portfolio companies. These activities could distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The members of GC Advisors’ investment committee serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by GC Advisors or its affiliates. Currently, certain of our directors and officers also serve as directors and officers of GBDC, GBDC 3, GDLC, GDLCU and GCRED, each a closed-end, non-diversified management investment company that has also elected to be regulated as a business development company under the 1940 Act. Similarly, GC Advisors and its affiliates manage other clients with similar or competing investment objectives. GC Advisors’ management team will share its time and attention between us and other investment vehicles and accounts. Neither we nor any investor in us unaffiliated with GC Advisors will have any rights in or to independent ventures of GC Advisors or its affiliates or in the income or profits derived therefrom. GC Advisors does not expect to have any dedicated personnel who spend all or substantially all of their time managing our investing activities.
In serving in these multiple capacities, GC Advisors and its personnel have obligations to other clients or investors in those entities, the fulfillment of which could conflict with the best interests of us or our stockholders. Economic disruption and uncertainty precipitated by certain events, including for example public health crises such as the COVID-19 pandemic, could require GC Advisors and its affiliates to devote additional time and focus to existing portfolio companies in which other funds and accounts managed by GC Advisors and its affiliates hold investments. The allocation of time and focus by personnel of GC Advisors and its affiliates to existing portfolio company investments held by other funds and accounts could reduce the time that such individuals have to spend on our investing activities.
Our investment objective overlaps with the investment objectives of other affiliated accounts. For example, GC Advisors and its affiliates currently manage GBDC, GBDC 3, GDLC, GDLCU, GCRED and multiple private funds and separate accounts that pursue an investment strategy similar to ours, some of which will seek additional capital from time to time. We compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, GC Advisors and its affiliates face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors and, in certain circumstances, in the timing of the sale of an investment. Certain of these accounts provide for higher management or incentive fees, allow GC Advisors to recover greater expense reimbursements or overhead allocations, and/or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which could contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy.
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
Golub Capital could engage in any number of strategic transactions, including acquisitions, divestitures, joint ventures, new business formations, restructurings, launches of new investment fund strategies and structures or even a fund that pursues a strategy that is different than what Golub Capital has historically focused on, such as a private equity fund of funds. Additionally, Golub Capital could sell stakes in itself or in its affiliates or acquire stakes in other asset managers, service providers or investment vehicles, including to or from investors in GBDC 4. In August 2018, Golub Capital sold a passive, non-voting minority stake in its management companies and could engage in strategic transactions in the future.
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
There is also a material risk that applicable governmental authorities and regulators in the United States and other jurisdictions will continue to adopt new laws or regulations (such as tax, privacy and anti-money laundering laws or regulations), or change existing laws or regulations, or enhance the interpretation or enforcement of existing laws and regulations, in each case in a manner that is burdensome for GC Advisors and for us. Any such events or changes could occur during the term of GBDC 4 and could adversely affect us or GC Advisors and GC Advisors’ ability to operate and/or pursue its management strategies on behalf of us. Further, any such events or changes could adversely affect obligors’ ability to make payments on loans to which we are directly or indirectly exposed or otherwise adversely affect the value of such investments. Such risks are often difficult or impossible to predict, avoid or mitigate in advance. As a result, there can be no assurance that any of the foregoing will not have an adverse impact on the business of GC Advisors and/or any of its affiliates or our performance. From time to time, GC Advisors and its affiliates could take certain actions that they determine are necessary, appropriate or in the best interests of us and our stockholders, taken as a whole, to mitigate the application or impact of certain laws or regulations.
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
Our investment period, or the Investment Period, could be extended.
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
If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. We do not, however, anticipate directly issuing debt securities in the next 12 months. As of September 30, 2023, we had outstanding borrowings of $176,928,135.
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
The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2023, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns could be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(1)	(26.87)%	(16.85)%	(6.84)%	3.18%	13.20%
(1)Assumes $365,994,963 in total assets, $176,928,135 in debt outstanding and $182,684,479 in net assets as of September 30, 2023 and an effective annual interest rate for the year ended September 30, 2023 of 7.1%.
Based on our outstanding indebtedness of $176,928,135 as of September 30, 2023 and the effective annual interest rate for the year ended September 30, 2023 of 7.1%, our investment portfolio would have been required to experience an annual return of at least 7.0% to cover annual interest payments on the outstanding debt.
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
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties could have a material adverse effect on us, GC Advisors and our portfolio companies.
Cash not held in custody accounts and held by us, GC Advisors and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts could, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, GC Advisors, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, GC Advisors’ and our portfolio companies’ business, financial condition, results of operations, or prospects.

Although we and GC Advisors assess our and our portfolio companies’ banking and financing relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we, GC Advisors or our portfolio companies have arrangements directly or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, GC Advisors or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, GC Advisors, or our portfolio companies to acquire financing on acceptable terms or at all.

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
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our board of directors. The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded is often not readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” most if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement, as amended, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our board of directors’ assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation, the level of which could increase or decrease during periods of volatility or uncertainty. See “Risks Relating to Our Business and Structure—We are currently in a period of capital markets disruption and economic uncertainty.” Even if observable market data are available, such information could be the result of consensus pricing information or broker quotes, which could include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
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
The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps in response to the financial crises of 2008-2009, the global COVID-19 pandemic and, more recently, inflationary pressures. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets.
Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, like those caused by a global health crisis such as the COVID-19 pandemic, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.
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
We are subject to certain restrictions of the Employee Retirement Income Security Act of 1974 (ERISA) as amended.
We anticipate that either our common stock would be a “publicly offered security” for purposes of regulations promulgated by the U.S. Department of Labor (as modified by Section 3(42) of ERISA, the “Plan Assets Regulation”), or we would intend to limit “Benefit Plan Investors” to less than twenty-five percent (25%) of the value of each class of equity interest in the Company, and therefore we expect that our assets will not be treated as “plan assets” subject to Title I of ERISA or Section 4975 of the Code, as amended, though there is no assurance that this will be the case. Were our assets to be treated as “plan assets” (that is, if our common stock are not a “publicly offered security” and another exception under the Plan Assets Regulation is not available to us), we could, among other things, be subject to certain restrictions on our ability to carry out our activities as described herein. Moreover, we can require certain benefit plan investors or other employee benefit plans not subject to Title I of ERISA or Section 4975 of the Code to reduce or terminate their interests in us at such time.

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
We, together with other funds managed by GC Advisors and its affiliates, would be expected to take over a portfolio company if the company defaults on its loans. Depending on factors including the health of the economy, the credit cycle, and the portfolio companies’ various industries, it is reasonable to assume that portfolio companies will default over time, and this risk is significantly increased in periods of market uncertainty, including as a result of global health crises, such as the COVID-19 pandemic, or periods of elevated inflation and rising interest rates. In such circumstances, we and the other funds would likely seek to enforce our rights under the applicable credit documentation and could opt to take over such portfolio companies.
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
It is possible that our portfolio could be concentrated in a limited number of portfolio companies and industries. As a result, our interests could be impaired by the concentration of our investments in any one obligor or obligors in a particular industry or geographic location in the event that such obligor, industry or geographic location were to experience adverse business conditions or other adverse events, including as a result of the effects of a global health pandemic such as the COVID-19 pandemic or during periods of elevated inflation and rising interest rates. In addition, defaults could be highly correlated with particular obligors, industries or geographic locations. If loans involving a particular obligor, industry or geographic location represent more than a small proportion of our portfolio, and that obligor, industry or geographic location were to experience difficulties that would affect payments on the loans, the overall timing and amount of collections on the loans held by us could differ from what was expected.
We could hold the debt securities of leveraged companies that could, due to the significant volatility of such companies, enter into bankruptcy proceedings.
Leveraged companies could experience bankruptcy or similar financial distress, and the risk of these events would be expected to significantly increase upon the occurrence of adverse events, including, for example, an inflationary economic environment or a global health crisis, such as the COVID-19 pandemic. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are products of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer could have adverse and permanent effects on the issuer. If the proceeding is converted to a liquidation, the value of the issuer will not necessarily equal the liquidation value that was believed to exist at the time of the investment. A bankruptcy or other workout, often raises conflicts of interest (including, for example, conflicts over proposed waivers and amendments to debt covenants), including between investors who hold different types of interests in the applicable company. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and are paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations it owns could be reduced by increases in the number and monetary value of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) can be substantial.
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
We have invested and continue to make investments in issuers located outside the United States. Investments in issuers located outside the United States that are generally denominated in non-U.S. currencies involve both risks and opportunities not typically associated with investing in securities of United States companies. The legal and regulatory environments often have material differences, particularly as to bankruptcy and reorganization. Other considerations include changes in exchange rates and exchange control regulations, political and social instability, general economic conditions, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, foreign government restrictions, less government supervision of exchanges, brokers and issuers, greater risks associated with counterparties and settlement, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Among the factors that could affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We could employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. As of September 30, 2023, we were invested in securities of eleven non-U.S. companies. Securities issued by non-U.S. companies are not “qualifying assets ”under the 1940 Act, and we could invest in non-U.S. companies, including emerging markets issuers, to the limited extent such investments are permitted under the 1940 Act.
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
The success of any hedging transactions that we enter into will depend on our ability to correctly predict movements in currency and interest rates. Therefore, while we could enter into hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we would not necessarily seek to (or be able to) establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it is often not possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions could also be limited under the Code as well as adversely affected by rules adopted by the CFTC.
We could suffer losses from our equity investments.
While our investment portfolio will be focused on loans, we are also permitted to invest in equity securities. Such investments are expected to represent minority ownership in the issuer and are subordinate to the claims of the issuer’s creditors and, to the extent such securities are common securities, to preferred equity holders. The value of equity securities is dependent on the performance of the issuer and can fluctuate based on the issuer’s financial performance, market conditions, and overall economic conditions. Dividends paid to equity holders could be suspended or cancelled at any time, and minority owners could have limited protections. We also could be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell our underlying equity interests.
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
There are restrictions on the ability of holders of our common stock to transfer shares in excess of the restrictions typically associated with a private placement of securities under Regulation D and other exemptions from regulations under the Securities Act, and these additional restrictions could further limit the liquidity of an investment in shares of our common stock and the price at which holders may be able to sell shares of our common stock.
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
We intend to make periodic distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions could be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K as well as any amendments reflected in subsequent filings with the SEC. Due to our expectation of using leverage to finance investments and the asset coverage test applicable to us under the 1940 Act as a business development company, we could be limited in our ability to make distributions. In addition, all distributions are and will be paid at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our board of directors could deem relevant from time to time. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we could be forced to sell some of our investments in order to make cash distribution payments. In the event that we encounter delays in locating suitable investment opportunities, we could also pay all or a substantial portion of our distributions from the proceeds of private placements of our common stock or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital is generally not currently taxable, such distributions would generally decrease a stockholder’s basis in our common stock and could therefore increase such stockholder’s tax liability for capital gains upon the future sale or other disposition of such common stock. A return of capital distribution could cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price. Distributions from the proceeds of private placements of our common stock or from borrowings could also reduce the amount of capital we ultimately invest in our portfolio companies.
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
In addition, a Liquidity Event could trigger “change of control” provisions and other restrictions in certain of our contracts, including credit facilities, and the failure to obtain any required consents or waivers from counterparties could permit such counterparties to terminate, or otherwise increase their rights or our obligations under, any such agreements. If such agreements are terminated or amended, we cannot assure you that we would be able to replace, amend or obtain a waiver under any such agreement on acceptable terms, or at all.
If we enter into an agreement to complete a Liquidity Event in which our stockholders will receive securities of an acquirer, our stockholders will be subject to risks associated with such securities. Potential acquirers include closed-end investment companies and business development companies, shares of which could be publicly traded and could trade at a discount to net asset value or could be subject to restrictions on transfer because such shares are not publicly traded. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that their net asset value per share could decline. We cannot assure you whether any common stock or other securities to be received by our stockholders in a Liquidity Event will be publicly traded and, if so, if such securities will trade at, above or below their net asset value either before or after closing of the Liquidity Event. In addition, if we seek to enter into a transaction in which our stockholders receive common stock of a fund that is advised by GC Advisors, such transaction would need to comply with the requirements under the 1940 Act governing transactions with affiliates, which could complicate the negotiation and closing of such transaction.
On September 16, 2019, Golub Capital Investment Corporation a closed-end, non-diversified management company managed by GC Advisors, or GCIC, completed a liquidity event by merging with GBDC. Because the merger of GCIC and GBDC did not provide stockholders of GCIC with the option to receive consideration per share consisting of cash in an amount that is not less than the net asset value per share held by each GCIC stockholder, a liquidity event structured in the same manner as the GCIC-GBDC merger would not be a Liquidity Event. In addition, we can provide no assurance that completion of the liquidity event for GCIC increases our prospects for a Liquidity Event.

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
In recent years, U.S. capital markets have experienced volatility and disruptions including as a result of the COVID-19 pandemic, certain regional bank failures, and an inflationary economic environment. These disruptions in the capital markets have in the past and could in the future increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity could negatively impact us. These unfavorable economic conditions could increase our funding costs and limit our access to the capital markets, and could result in a decision by lenders not to extend credit to us in the future. These events could limit our investments, our ability to grow and could negatively impact our operating results and the fair values of our debt and equity investments.

Events outside of our control, including public health crises, could negatively affect our portfolio companies, our investment adviser and the results of our operations.
Periods of market volatility could occur in response to pandemics or other events outside of our control. We, GC Advisors, and the portfolio companies in which we invest in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, government shutdowns, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including us, GC Advisors, a portfolio company or a counterparty to us, GC Advisors, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies.
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
The continuing impact of Brexit on our investments is uncertain and could adversely affect our business.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Not applicable.

Item 2. Properties
Properties
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 200 Park Avenue, 25th Floor, New York, NY 10166 and are provided by the Administrator pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate to our business.

Item 3. Legal Proceedings
We, GC Advisors and the Administrator may, from time to time, be involved in legal and regulatory proceedings arising out of their respective operations in the normal course of business or otherwise. While there can be no assurance of the ultimate disposition of any such proceedings, each of us, GC Advisors and the Administrator do not believe it is currently subject to any material legal proceedings.

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

Holders

As of December 5, 2023, we had 315 stockholders of record.

Distributions

Our distributions, if any, are determined by our board of directors. We elected to be treated as a RIC under Subchapter M of the Code. In order to be subject to tax as a RIC, we must distribute to our stockholders dividends for U.S. federal income tax purposes each tax year of an amount at least equal to 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid. In addition, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions we will be subject to a 4% nondeductible federal excise tax on the undistributed amount.
The following table reflects the cash distributions, including dividends and returns of capital, per share that we have paid on our common stock for the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022:

Record Dates	Payment Dates	Per Share	Amount
Fiscal year ended September 30, 2023
October 18, 2022	December 29, 2022	$0.1396	$646,322
November 21, 2022	December 29, 2022	0.1212	700,131
December 15, 2022	March 1, 2023	0.1321	763,632
January 17, 2023	March 22, 2023	0.1637	951,191
February 24, 2023	May 24, 2023	0.2509	1,458,101
March 17, 2023	May 24, 2023	0.2705	1,809,419
April 28, 2023	June 22, 2023	0.1726	1,158,580
May 26, 2023	August 23, 2023	0.1769	1,200,947
June 16, 2023	August 23, 2023	0.3033	2,059,218
July 28, 2023	September 20, 2023	0.2026	1,380,991
August 30, 2023	November 21, 2023	0.1846	1,544,176
September 22, 2023	November 21, 2023	0.2909	2,436,174
Total		$2.4089	$16,108,882
For the period from April 1, 2022 (commencement of operations) to September 30, 2022
May 6, 2022	July 8, 2022	$0.0016	$1,279
May 20, 2022	July 8, 2022	0.0267	21,078
June 24, 2022	September 15, 2022	0.0743	156,840
July 19, 2022	September 15, 2022	0.1167	415,675
August 30, 2022	November 23, 2022	0.0104	37,086
September 20, 2022	November 23, 2022	0.0253	90,566
Total		$0.2550	$722,524

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

Common stock issued pursuant to Subscription Agreements are exempt from registration under the Securities Act, applicable U.S. state securities laws and the laws of any non-U.S. jurisdictions by virtue of the private placement exemption from registration provided in Section 4(a)(2) of the Securities Act.

As of September 30, 2023, our stockholders have subscribed to contribute capital to us of $760,588,500 pursuant to the Subscription Agreements of which $179,244,763 was called and contributed through September 30, 2023.

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
•the impact of information technology systems and systems failures, including data security breaches, data privacy compliance, network disruptions and cybersecurity attacks;
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

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. We were formed in September 2021 as a Delaware limited liability company and converted to a Maryland corporation effective April 1, 2022.
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $60.0 billion in capital under management as of July 1, 2023, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.
Under the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2023. Under the Administration Agreement, we are provided with certain administrative services by the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.
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

As of September 30, 2023 and 2022, our portfolio at fair value was comprised of the following:

	As of September 30, 2023		As of September 30, 2022
Investment Type	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Senior secured	$7,485,197	2.3%	$1,652,997	1.5%
One stop	305,894,681	96.0	108,484,174	96.4
Second lien	257,275	0.1	—	—
Subordinated debt	50,519	0.0 *	—	—
Equity	5,227,426	1.6	2,397,954	2.1
Total	$318,915,098	100.0%	$112,535,125	100.0%

* Represents an amount less than 0.1%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2023 and 2022, one stop loans included $74,016,106 and $41,134,534 of recurring revenue loans at fair value, respectively.

As of September 30, 2023 and 2022, we had debt and equity investments in 74 and 37 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments and certain preferred equity investments, as well as the total return based on our average net asset value, total return based on the change in the net asset value of our stock assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case, and our net investment income - return on equity for the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022:

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Weighted average income yield(1)*	11.6%	8.5%
Weighted average investment income yield(2)*	11.9%	8.8%
Total return based on average net asset value(3)*	16.5%	4.0%
Net investment income - return on equity(4)*	13.7%	6.8%

* Annualized for periods less than one year.
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
(4)Net investment income - return on equity is calculated as (a) net investment income after excise tax divided by (b) the daily average of total net assets.

As of September 30, 2023, GBDC 4 has earned an inception-to-date internal rate of return, or IRR, of 15.0% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. For the year ended September 30, 2023, GBDC 4 earned a fiscal year-to-date IRR of 17.5% for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).
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

Recent Developments

Through a series of amendments on October 13, 2023 and November 15, 2023, we and GBDC 4 Funding amended the PNC Facility with PNC Bank to, among other things, increase the borrowing capacity from $195,000,000 to $300,000,000 and update the applicable margin range of 2.00% to 2.40% such that borrowings under the PNC Facility will bear interest, at our election and depending on the currency of the borrowing, of either the Eurocurrency Rate, the Daily Simple RFR, the Daily Simple SOFR, the Term SOFR Rate, or the Base Rate plus a margin ranging from 2.10% to 2.45%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GBDC 4 Funding securing the facility. The other material terms of the PNC Facility were unchanged.

On October 17, 2023 and November 17, 2023, we issued capital calls to stockholders that were due on October 27, 2023 and November 28, 2023, respectively. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	10/27/2023	4,433,368.360	$15.00	$66,500,525
Issuance of Shares	11/28/2023	2,849,722.599	$15.00	$42,745,839

On August 3, 2023 and November 17, 2023, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
October 20, 2023	December 27, 2023
In an amount (if positive) such that our net asset value as of October 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period October 1, 2023 through October 31, 2023 and the payment of this distribution is $15.00 per share

November 20, 2023	December 27, 2023
In an amount (if positive) such that our net asset value as of November 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period November 1, 2023 through November 30, 2023 and the payment of this distribution is $15.00 per share

December 15, 2023	February 20, 2024
In an amount (if positive) such that our net asset value as of December 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period December 1, 2023 through December 31, 2023 and the payment of this distribution is $15.00 per share

January 19, 2024	March 19, 2024
In an amount (if positive) such that our net asset value as of January 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period January 1, 2024 through January 31, 2024 and the payment of this distribution is $15.00 per share

Consolidated Results of Operations

Consolidated operating results for the year ended September 30, 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 20221 are as follows:

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Interest income	$20,382,238	$2,009,721
Payment-in-kind interest income	1,634,040	81,471
Accretion of discounts and amortization of premiums	640,792	67,543
Non-cash dividend income	113,953	—
Dividend income	8,125
Fee income	50,306	9,918
Total investment income	22,829,454	2,168,653
Net expenses	9,368,393	938,285
Net investment income - before tax	13,461,061	1,230,368
Excise tax	53,211	—
Net investment income - after tax	13,407,850	1,230,368
Net realized gain (loss) on foreign currency transactions	(30,483)	(69,392)
Net change in unrealized appreciation (depreciation) on investment transactions	2,731,515	(438,452)
Net increase in net assets resulting from operations	$16,108,882	$722,524
Average earning portfolio company investments, at fair value	$190,096,798	$24,730,427
Average earning preferred equity investments, at fair value	$901,539	$457,505
Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets. As a result, year-to-date comparisons of operating results may not be meaningful.
Investment Income
The annualized income yield by debt security type for the year ended September 30, 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022 are as follows:

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Senior secured	11.0%	7.9%
One stop	11.5%	8.5%
Second lien	17.8%	—%
Subordinated debt	15.0%	—%

1 No comparative variance analysis was performed due to fiscal year 2022 commencing operations on April 1, 2022.
Our loan portfolio is partially insulated from a drop in floating interest rates as 92.5% of our loan portfolio at fair value is subject to an interest rate floor. As of September 30, 2023 and 2022, the weighted average base floor of our loans was 0.75% and 0.73%, respectively.
As of September 30, 2023, we have second lien investments in one portfolio company and subordinated debt investments in one portfolio company as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.
For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses
The following table summarizes our expenses for the year ended September 30, 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 20221:

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Interest expense	$6,899,883	$494,161
Amortization of deferred debt issuance costs	326,745	43,771
Base management fee, net of waiver	1,003,115	106,257
Professional fees	803,790	360,883
Administrative service fee	232,871	6,087
General and administrative expenses	101,989	53,056
Operating expenses reimbursement waived	—	(125,930)
Net expenses	$9,368,393	$938,285
Average debt outstanding	$101,802,126	$12,756,628
Incentive Fees
The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. For the year ended September 30, 2023, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee, as a percentage of Pre-Incentive Fee Net Investment Income, was 20.0%. GC Advisors has agreed to irrevocably waive all Income Incentive Fees payable pursuant to the Investment Advisory Agreement for the periods ending prior to April 1, 2024 (the “Waiver Period”). For the year ended September 30, 2023, the Income Incentive Fee irrevocably waived by GC Advisors was $2,681,389.
As of September 30, 2023 and 2022, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of September 30, 2023 and 2022, there was no capital gain incentive fee accrual calculated in accordance with GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of September 30, 2023 and 2022, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.
For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

1 No comparative variance analysis was performed due to fiscal year 2022 commencing operations on April 1, 2022.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the year ended September 30, 2023 was $988,501. There were no expenses reimbursed to the Administrator during the year ended September 30, 2022 due to the Operating Expenses Reimbursement Waiver.

As of September 30, 2023, included in accounts payable and accrued expenses were $336,048 of expenses paid on behalf of us by the Administrator. As of September 30, 2022, there were $319,499 of expenses included in accounts payable and accrued expenses for reimbursable expenses, net of the waiver for reimbursement of operating expenses, that were paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) on investment transactions for the year ended September 30, 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 20221:

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Net realized gain (loss) on investments	$15,884	$—
Net realized gain (loss) on foreign currency transactions	(46,367)	(69,392)
Net realized gain (loss) on investment transactions	$(30,483)	$(69,392)
Unrealized appreciation from investments	3,378,112	229,991
Unrealized (depreciation) from investments	(783,125)	(672,685)
Unrealized appreciation (depreciation) on foreign currency translation	136,528	4,242
Net change in unrealized appreciation (depreciation) on investment transactions	$2,731,515	$(438,452)

During the year ended September 30, 2023 and for the period from April 1, 2022 (commencement of operations) to September 30, 2022, we had a net realized loss of $30,483 and $69,392, respectively, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars that was partially offset by a realized gain recognized on the partial redemption of an equity investment in one portfolio company.

For the year ended September 30, 2023, we had $3,378,112 in unrealized appreciation on 43 portfolio company investments, which was offset by $783,125 in unrealized depreciation on 31 portfolio company investments. Unrealized appreciation for the year ended September 30, 2023 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the year ended September 30, 2023 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to incremental wider credit spreads in the market during the first quarter of the 2023 fiscal year and the amortization of discounts during the fiscal year on recently originated loans.

For the period from April 1, 2022 (commencement of operations) to September 30, 2022, we had $229,991 in unrealized appreciation on 13 portfolio company investments, which was offset by $672,685 in unrealized depreciation on 24 portfolio company investments. Unrealized appreciation and depreciation for the year ended period from April 1, 2022 (commencement of operations) to September 30, 2022 primarily resulted from fees collected that decrease the cost of the investment and are amortized through the investment's maturity.

1 No comparative variance analysis was performed due to fiscal year 2022 commencing operations on April 1, 2022.

Liquidity and Capital Resources

For the year ended September 30, 2023, we experienced a net increase in cash and cash equivalents and foreign currencies of $20,996,330. During the period, we used $191,150,024 in operating activities, primarily as a result of fundings of portfolio investments of $205,451,463, partially offset by proceeds from principal payments and sales of portfolio investments of $4,424,145. During the same period, cash provided by financing activities was $212,146,354, primarily driven by borrowings on debt of $160,342,293 and proceeds from the issuance of common shares of $109,982,853, partially offset by repayments of debt of $48,392,357.
For the period from April 1, 2022 (commencement of operations) to September 30, 2022, we experienced a net increase in cash and cash equivalents and foreign currencies of $21,808,995. During the period, we used $111,368,407 in operating activities, primarily as a result of fundings of portfolio investments of $112,898,827. During the same period, cash provided by financing activities was $133,177,402, primarily driven by borrowings on debt of $140,332,714 and proceeds from the issuance of common shares of $69,211,285, partially offset by repayments of debt of $75,300,000.

As of September 30, 2023 and 2022, we had $42,154,172 and $21,237,690, respectively, of cash and cash equivalents. In addition, as of September 30, 2023 and September 30, 2022, we had $684,758 and $508,424, respectively, of foreign currencies. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of September 30, 2023 and 2022, we had investor capital subscriptions totaling $760,588,500 and $527,300,500, respectively, of which $179,244,763 and $69,233,785, respectively, had been called and contributed, leaving $581,343,737 and $458,066,715, respectively, of uncalled investor capital subscriptions.

Revolving Debt Facilities

PNC Facility - On July 8, 2022, we entered into the PNC Facility (as defined in Note 7 of our consolidated financial statements) with PNC Bank. As of September 30, 2023 and September 30, 2022, we were permitted to borrow up to $195,000,000 and $80,000,000, respectively, at any one time outstanding under the PNC Facility. As of September 30, 2023 and September 30, 2022, we had outstanding debt of $176,928,135 and $62,500,000, respectively, under the PNC Facility. Through a series of amendments on October 13, 2023 and November 15, 2023, the Company and GBDC 4 Funding amended the PNC Facility with PNC Bank to, among other things, increase the borrowing capacity from $195,000,000 to $300,000,000 and update the applicable margin range of 2.00% to 2.40% such that borrowings under the PNC Facility will bear interest, at the Company’s election and depending on the currency of the borrowing, of either the Eurocurrency Rate, the Daily Simple RFR, the Daily Simple SOFR, the Term SOFR Rate, or the Base Rate plus a margin ranging from 2.10% to 2.45%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GBDC 4 Funding securing the facility. The other material terms of the PNC Facility were unchanged.

Adviser Revolver - On April 12, 2022, we entered into the Adviser Revolver (as defined in Note 4 of our consolidated financial statements) with GC Advisors. As of September 30, 2023 and 2022, we were permitted to borrow up to $100,000,000 at any one time outstanding under the Adviser Revolver. As of September 30, 2023, we had no outstanding debt of under the Adviser Revolver. As of September 30, 2022, we had outstanding debt of $2,382,849 under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 1, 2022, our sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, our asset coverage requirement is reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of September 30, 2023, our asset coverage for borrowed amounts was 201.8%.

As of September 30, 2023, we had outstanding commitments to fund investments totaling $63,783,814, including $7,390,223 of unfunded commitments on revolvers. As of September 30, 2022, we had outstanding commitments to fund investments totaling $27,206,075, including $3,764,271 of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of September 30, 2023 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of September 30, 2023. As of September 30, 2023, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain, availability under our PNC Facility and Adviser Revolver, ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield
As of September 30, 2023 and September 30, 2022, we had investments in 74 and 37 portfolio companies, respectively, with a total fair value of $318,915,098 and $112,535,125, respectively.
The following table shows the asset mix of our new investment commitments for the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022:

	Year ended September 30, 2023		Period from April 1, 2022 (commencement of operations) to September 30, 2022
	New Commitments	Percentage	New Commitments	Percentage
Senior secured	$2,586,985	1.0%	$1,871,000	1.3%
One stop	244,476,599	97.7	137,782,517	97.0
Second lien	1,094,789	0.5	—	—
Subordinated debt	50,000	0.0 *	—	—
Equity	2,112,925	0.8	2,348,427	1.7
Total new investment commitments	$250,321,298	100.0%	$142,001,944	100.0%
* Represents an amount less than 0.1%.

(1)Operations commenced on April 1, 2022.
For the year ended September 30, 2023, and the period from April 1, 2022 (commencement of operations) to September 30, 2022, we had approximately $4,424,145 and $20,065, respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2023(1)			As of September 30, 2022(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value

Senior secured	$7,592,526	$7,488,485	$7,485,197	$1,680,198	$1,665,325	$1,652,997
One stop	310,461,758	304,470,485	305,894,681	110,666,192	109,105,700	108,484,174
Second lien	273,697	252,031	257,275	—	—	—
Subordinated debt	50,519	49,232	50,519	—	—	—
Equity	N/A	4,556,482	5,227,426	N/A	2,348,428	2,397,954
Total	$318,378,500	$316,816,715	$318,915,098	$112,346,390	$113,119,453	$112,535,125

(1)As of September 30, 2023, $52,829,641 and $53,109,366 of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
(2)As of September 30, 2022, $6,742,247 and $6,731,058 of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
As of September 30, 2023 and 2022, we had no loans on non-accrual status. As of September 30, 2023 and 2022, the fair value of our debt investments as a percentage of the outstanding principal value was 98.5% and 98.0%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022:

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Weighted average rate of new investment fundings	11.6%	8.5%
Weighted average spread over the applicable base rate of new floating rate investment fundings	6.0%	6.0%
Weighted average fees of new investment fundings	1.8%	1.1%
Weighted average rate of sales and payoffs of portfolio investments	9.6%	8.7%

As of September 30, 2023, 92.4% and 92.5% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limited the minimum applicable interest rates on such loans. As of September 30, 2022, 96.1% of our debt portfolio at both fair value and amortized cost had interest rate floors that limit the minimum applicable interest rates on such loans.
As of September 30, 2023 and 2022, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $93,524,000 and $68,029,000, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

1 The portfolio median EBITDA is based on our portfolio of debt investments and excludes (i) portfolio companies with negative or de minimis EBITDA, (ii) investments designated as recurring revenue loans and (iii) portfolio companies with any loans on non-accrual status.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2023 and September 30, 2022:

	As of September 30, 2023		As of September 30, 2022
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
5	$—	—%	$3,054,528	2.7%
4	318,131,253	99.8	109,480,597	97.3
3	783,845	0.2	—	—
2	—	—	—	—
1	—	—	—	—
Total	$318,915,098	100.0%	$112,535,125	100.0%

The table below details the weighted average price of our debt investments by internal performance rating held as of September 30, 2023 and September 30, 2022:

	Weighted Average Price[1]
Category	As of September 30, 2023	As of September 30, 2022
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.5%	98.0%
Internal Performance Rating 3 (Performing Below Expectations)	92.5	—
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	—	—
Total	98.5%	98.0%

(1)Includes only debt investments held as of September 30, 2023 and September 30, 2022. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

Distributions

We intend to make periodic distributions to our stockholders as determined by our board of directors. For additional details on distributions, see “Income taxes” in “Note 2. Significant Accounting Policies and Recent Accounting Updates” to our consolidated financial statements.

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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a subscription agreement with us to purchase our common stock on the same terms and conditions as other investors for a capital subscription of $100,010,500. As of September 30, 2023, we have issued 2,267,604.732 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $34,014,071 and have also issued 139,172.373 shares to GGP Class B-P, LLC through the DRIP.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., or GBDC, a publicly-traded business development company (Nasdaq: GBDC), Golub Capital BDC 3, Inc., or GBDC 3, Golub Capital Direct Lending Corporation, or GDLC, and Golub Capital Direct Lending Unlevered Corporation, or GDLCU, and Golub Capital Private Credit Fund, or GCRED, all of which are business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, our officers and directors serve in similar capacities for GBDC, GBDC 3, GDLC, GDLCU and GCRED. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC, GBDC 3, GDLC, GDLCU, GBDC 4, GCRED and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of September 30, 2023 and September 30, 2022, all investments were valued using Level 3 inputs. As of September 30, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.

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

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we could generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans and record these fees as fee income when earned. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Non-accrual loans: Loans can be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of September 30, 2023 and September 30, 2022, we had no portfolio company investments on non-accrual status.

Income taxes: We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, we are required to meet certain source of income and asset diversification requirements, as well as timely distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. We have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended September 30, 2023, we recorded $53,211 for U.S. federal excise tax. For the period from April 1, 2022 (commencement of operations) to September 30, 2022, we did not incur any U.S. federal excise tax.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations could differ from net investment income and realized gains recognized for financial reporting purposes. Differences could be permanent or temporary. Permanent differences are reclassified within capital accounts in the financial statements to reflect their tax character. For example, permanent differences in classification could result from the treatment of distributions paid from short-term gains as ordinary income dividends for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2023 and September 30, 2022, the weighted average floor on loans subject to floating interest rates was 0.75% and 0.73%, respectively. In addition, the PNC Facility has a floating interest rate provision based on Term SOFR, Daily Simple SOFR, the Eurocurrency Rate, Sterling Overnight Index Average, or the Euro Short-Term Rate plus a margin ranging from 2.00% to 2.40%. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of September 30, 2023 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 200 basis points	$(6,046,650)	$(3,538,563)	$(2,508,087)
Down 150 basis points	(4,534,987)	(2,653,922)	(1,881,065)
Down 100 basis points	(3,023,325)	(1,769,281)	(1,254,044)
Down 50 basis points	(1,511,662)	(884,641)	(627,021)
Up 50 basis points	1,511,662	884,641	627,021
Up 100 basis points	3,023,325	1,769,281	1,254,044
Up 150 basis points	4,534,987	2,653,922	1,881,065
Up 200 basis points	6,046,650	3,538,563	2,508,087

(1)    Assumes applicable three-month base rate as of September 30, 2023, with the exception of SONIA and Prime that utilize the September 30, 2023 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2023, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the PNC Facility and the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Management's Report on Internal Control over Financial Reporting	111
Report of Independent Registered Public Accounting Firm	112
Consolidated Statements of Financial Condition as of September 30, 2023 and 2022	113
Consolidated Statements of Operations for the Year Ended September 30, 2023 and for the period from April 1, 2022 (commencement of operations) through September 30, 2022	114
Consolidated Statements of Changes in Net Assets for the Year Ended September 30, 2023 and for the period from April 1, 2022 (commencement of operations) through September 30, 2022	115
Consolidated Statements of Cash Flows for the Year Ended September 30, 2023 and for the period from April 1, 2022 (commencement of operations) through September 30, 2022	116
Consolidated Schedules of Investments as of September 30, 2023 and 2022	102
Notes to the Consolidated Financial Statements	131

Management’s Report on Internal Control over Financial Reporting

The management of Golub Capital BDC 4, Inc. (“GBDC 4,” and collectively with its subsidiaries, the “Company,” “we,” “us,” “our” and “Golub Capital BDC 4”) is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.
Golub Capital BDC 4’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Golub Capital BDC 4, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of Golub Capital BDC 4’s internal control over financial reporting as of September 30, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2023, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital BDC 4, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Golub Capital BDC 4, Inc. and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2023 and 2022, by correspondence with the custodians. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Chicago, Illinois
December 5, 2023

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	September 30, 2023	September 30, 2022

Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $316,816,715 and $113,119,453, respectively)	$318,915,098	$112,535,125
Cash and cash equivalents	42,154,172	21,237,690
Foreign currencies (cost of $630,342 and $540,706, respectively)	684,758	508,424
Interest receivable	3,101,798	545,571
Capital call receivable	40,125	12,000
Deferred offering costs	153,396	183,477
Other assets	945,616	7,081
Total Assets	$365,994,963	$135,029,368
Liabilities
Debt	$176,928,135	$64,882,849
Less unamortized debt issuance costs	(1,004,268)	(523,253)
Debt less unamortized debt issuance costs	175,923,867	64,359,596
Interest payable	2,542,150	484,671
Distributions payable	3,980,351	127,652
Management and incentive fees payable	323,255	106,257
Accrued trustee fees	24,833	40,000
Accounts payable and accrued expenses	516,028	485,118
Total Liabilities	183,310,484	65,603,294
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2023 and 2022	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 12,178,965.292 and 4,628,404.940 shares issued and outstanding as of September 30, 2023 and 2022, respectively	12,179	4,629
Paid in capital in excess of par	182,524,989	69,421,445
Distributable earnings (losses)	147,311	—
Total Net Assets	182,684,479	69,426,074
Total Liabilities and Total Net Assets	$365,994,963	$135,029,368
Number of common shares outstanding	12,178,965.292	4,628,404.940
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Investment income
Interest income	$21,023,030	$2,077,264
Payment-in-kind interest income	1,634,040	81,471
Dividend income	122,078	—
Fee income	50,306	9,918
Total investment income	22,829,454	2,168,653
Expenses
Interest expense	7,226,628	537,932
Base management fee	2,758,566	334,220
Incentive fee	2,681,389	96,827
Professional fees	803,790	360,883
Administrative service fee	232,871	6,087
General and administrative expenses	101,989	53,056
Total expenses	13,805,233	1,389,005
Base management fee waived (Note 4)	(1,755,451)	(227,963)
Incentive fee waived (Note 4)	(2,681,389)	(96,827)
Operating expenses reimbursement waived (Note 4)	—	(125,930)
Net expenses	9,368,393	938,285
Net investment income - before tax	13,461,061	1,230,368
Excise tax	53,211	—
Net investment income - after tax	13,407,850	1,230,368
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	15,884	—
Foreign currency transactions	(46,367)	(69,392)
Net realized gain (loss) on investment transactions	(30,483)	(69,392)
Net change in unrealized appreciation (depreciation) from:
Investments	2,594,987	(442,694)
Translation of assets and liabilities in foreign currencies	136,528	4,242
Net change in unrealized appreciation (depreciation) on investment transactions	2,731,515	(438,452)
Net gain (loss) on investment transactions	2,701,032	(507,844)
Net increase (decrease) in net assets resulting from operations	$16,108,882	$722,524
Per Common Share Data
Basic and diluted earnings per common share (Note 11)	$2.46	$0.30
Basic and diluted weighted average common shares outstanding (Note 11)	6,535,176	2,411,172

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at April 1, 2022 (commencement of operations)	700.000	$1	$10,499	$—	$10,500
Issuance of common stock	4,614,885.663	4,615	69,218,670	—	69,223,285
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	1,230,368	1,230,368
Net realized gain (loss) on investment transactions	—	—	—	(69,392)	(69,392)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(438,452)	(438,452)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	12,819.277	13	192,276	—	192,289
Distributions from distributable earnings (losses)	—	—	—	(594,872)	(594,872)
Distributions declared and payable	—	—	—	(127,652)	(127,652)
Total increase (decrease) for the period ended September 30, 2022	4,627,704.940	4,628	69,410,946	—	69,415,574
Balance at September 30, 2022	4,628,404.940	4,629	69,421,445	—	69,426,074
Issuance of common stock	7,334,065.187	7,334	110,003,644	—	110,010,978
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	13,407,850	13,407,850
Net realized gain (loss) on investment transactions	—	—	—	(30,483)	(30,483)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	2,731,515	2,731,515
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	216,495.165	216	3,247,211	—	3,247,427
Distributions from distributable earnings (losses)	—	—	—	(12,128,531)	(12,128,531)
Distributions declared and payable	—	—	—	(3,980,351)	(3,980,351)
Tax reclassification of stockholders equity in accordance with generally accepted accounting principles	—	—	(147,311)	147,311	—
Total increase (decrease) for the year ended September 30, 2023	7,550,560.352	7,550	113,103,544	147,311	113,258,405
Balance at September 30, 2023	12,178,965.292	$12,179	$182,524,989	$147,311	$182,684,479

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$16,108,882	$722,524
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	326,745	43,771
Accretion of discounts and amortization of premiums	(640,792)	(67,543)
Net realized (gain) loss on investments	(15,884)	—
Net realized (gain) loss on foreign currency transactions	46,367	69,392
Net change in unrealized (appreciation) depreciation on investments	(2,594,987)	442,694
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(136,528)	(4,242)
Proceeds from (fundings of) revolving loans, net	(268,691)	(109,701)
Fundings of investments	(205,451,463)	(112,898,827)
Proceeds from principal payments of portfolio investments	4,424,145	20,065
Payment-in-kind interest capitalized	(1,629,322)	(63,447)
Non-cash dividends capitalized	(113,953)	—
Changes in operating assets and liabilities:
Interest receivable	(2,556,227)	(545,571)
Other assets	(938,536)	(7,081)
Interest payable	2,057,479	484,671
Management and incentive fees payable	216,998	106,257
Accrued trustee fees	(15,167)	40,000
Accounts payable and accrued expenses	30,910	398,631
Net cash provided by (used in) operating activities	(191,150,024)	(111,368,407)
Cash flows from financing activities
Borrowings on debt	160,342,293	140,332,714
Repayments of debt	(48,392,357)	(75,300,000)
Capitalized debt issuance costs	(807,760)	(567,024)
Deferred offering costs	30,081	(96,990)
Proceeds from issuance of common shares	109,982,853	69,211,285
Distributions paid	(9,008,756)	(402,583)
Net cash provided by (used in) financing activities	212,146,354	133,177,402
Net change in cash and cash equivalents and foreign currencies	20,996,330	21,808,995
Effect of foreign currency exchange rates	96,486	(73,381)
Cash and cash equivalents and foreign currencies, beginning of period	21,746,114	10,500
Cash and cash equivalents and foreign currencies, end of period	$42,838,930	$21,746,114
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,842,404	$9,490
Distributions declared for the period	16,108,882	722,524
Supplemental disclosure of non-cash financing activity:
Change in capital call receivable	$28,125	$12,000
Stock issued in connection with dividend reinvestment plan	3,247,427	192,289
Change in distributions payable	3,852,699	127,652

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	September 30, 2023	September 30, 2022
Cash and cash equivalents	$42,154,172	$21,237,690
Foreign currencies (cost of $630,342 and $540,706, respectively)	684,758	508,424
Total cash and cash equivalents and foreign currencies shown in the Consolidated Statements of Cash Flows	$42,838,930	$21,746,114
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
PPW Aero Buyer, Inc.*	One stop	SF +	7.00%	(h)(j)	12.33%		02/2029	$14,875,250	$14,474,740	8.1%	$14,875,250
PPW Aero Buyer, Inc.(5)	One stop	SF +	7.00%		N/A(6)		02/2029	—	(1,344)	—	—
								14,875,250	14,473,396	8.1	14,875,250
Automobiles
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(i)(j)	10.89%		07/2029	6,273,544	6,221,673	3.3	6,022,602
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.50%		N/A(6)		07/2029	—	(3,888)	—	(18,809)
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(j)	10.96%		07/2029	105,000	103,264	—	96,600
Spotless Brands, LLC	One stop	SF +	6.50%	(i)	12.00%		07/2028	1,959,024	1,927,584	1.1	1,939,434
Spotless Brands, LLC	One stop	SF +	6.50%	(i)	12.02%		07/2028	212,943	211,236	0.1	210,813
Spotless Brands, LLC	One stop	SF +	6.50%	(i)	11.99%		07/2028	158,015	156,747	0.1	156,435
Spotless Brands, LLC(5)	One stop	SF +	6.50%		N/A(6)		07/2028	—	(452)	—	(282)
								8,708,526	8,616,164	4.6	8,406,793
Beverages
Financial Information Technologies, LLC(18)	One stop	N/A			14.00%	PIK	06/2031	8,076,033	7,849,481	4.3	7,833,752
Financial Information Technologies, LLC*	One stop	SF +	6.50%	(i)	11.89%		06/2030	6,521,852	6,427,521	3.5	6,456,633
Financial Information Technologies, LLC(5)	One stop	SF +	6.50%		N/A(6)		06/2030	—	(723)	—	(500)
								14,597,885	14,276,279	7.8	14,289,885
Commercial Services and Supplies
Kleinfelder Intermediate, LLC*	One stop	SF +	6.25%	(i)	11.66%		09/2030	2,057,400	2,016,461	1.1	2,016,252
Kleinfelder Intermediate, LLC	One stop	SF +	6.25%	(i)	11.66%		09/2028	34,932	29,151	—	29,110
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2030	—	(4,094)	—	(4,115)
								2,092,332	2,041,518	1.1	2,041,247
Diversified Consumer Services
COP Exterminators Acquisitions, Inc.*	Senior secured	SF +	5.50%	(i)	11.02%		07/2029	875,106	862,350	0.5	864,167
COP Exterminators Acquisitions, Inc.(5)	Senior secured	SF +	5.50%		N/A(6)		07/2029	—	(547)	—	(563)
COP Exterminators Acquisitions, Inc.(5)	Senior secured	SF +	5.50%		N/A(6)		07/2029	—	(5,990)	—	(6,052)
DP Flores Holdings, LLC	One stop	SF +	6.25%	(j)	11.59%		09/2028	3,229,000	3,182,112	1.8	3,229,000
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2028	—	(1,452)	—	—
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2028	—	(15,574)	—	—
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(j)	11.07%		06/2029	1,162,288	1,143,462	0.6	1,150,665
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(h)(i)	11.07%		06/2028	13,016	11,412	—	12,243
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	11.17%		04/2029	666,692	656,085	0.3	640,024
Mario Purchaser, LLC(18)	One stop	SF +	10.75%	(h)	16.17%	PIK	04/2032	354,659	347,792	0.2	347,566
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	11.17%		04/2029	395,005	384,665	0.2	360,503
Mario Purchaser, LLC(5)	One stop	SF +	5.75%		N/A(6)		04/2028	—	(1,083)	—	(2,490)
NSG Buyer, Inc.	One stop	SF +	6.50%	(h)	11.92%		11/2029	9,972,149	9,781,129	5.5	9,972,149
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)		11/2029	—	(16,543)	—	—
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)		11/2028	—	(424)	—	—
								16,667,915	16,327,394	9.1	16,567,212
See Notes to Consolidated Financial Statements.

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Financial Services
Avalara, Inc.	One stop	SF +	7.25%	(i)	12.64%	10/2028	$2,655,000	$2,599,132	1.5%	$2,655,000
Avalara, Inc.(5)	One stop	SF +	7.25%		N/A(6)	10/2028	—	(2,630)	—	—
Finastra USA, Inc.*(7)	One stop	SF +	7.25%	(j)	12.71%	09/2029	9,950,000	9,752,634	5.3	9,751,000
Finastra USA, Inc.(7)	One stop	SF +	7.25%	(h)	12.58%	09/2029	10,587	9,595	—	9,587
Higginbotham Insurance Agency, Inc.(5)	One stop	SF +	5.50%		N/A(6)	11/2028	—	(35,852)	—	(36,576)
							12,615,587	12,322,879	6.8	12,379,011
Electronic Equipment, Instruments and Components
CST Holding Company	One stop	SF +	6.50%	(h)	11.92%	11/2028	5,454,719	5,316,011	3.0	5,454,719
CST Holding Company(5)	One stop	SF +	6.50%		N/A(6)	11/2028	—	(1,271)	—	—
							5,454,719	5,314,740	3.0	5,454,719
Health Care Technology
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(h)	10.82%	05/2028	471,933	468,271	0.3	455,415
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(h)	10.82%	05/2028	13,740	13,455	—	11,336
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(h)	11.57%	05/2028	142,625	141,244	0.1	137,633
Coding Solutions Acquisition, Inc.*	One stop	SF +	6.00%	(i)	11.32%	05/2028	63,118	61,542	—	61,540
Coding Solutions Acquisition, Inc.(5)	One stop	SF +	6.00%		N/A(6)	05/2028	—	(2,809)	—	(2,812)
Color Intermediate, LLC	One stop	SF +	5.50%	(i)	10.99%	10/2029	2,377,051	2,336,256	1.3	2,305,739
Crow River Buyer, Inc.	One stop	SF +	7.75%	(i)	13.12%	01/2029	1,174,900	1,154,044	0.6	1,174,900
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)	01/2029	—	(889)	—	—
Neptune Holdings, Inc.*	One stop	SF +	6.00%	(j)	11.50%	09/2030	6,333,820	6,239,964	3.4	6,254,647
Neptune Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)	08/2029	—	(740)	—	(625)
Plasma Buyer LLC	One stop	SF +	5.75%	(i)	11.14%	05/2029	485,863	478,071	0.2	446,994
Plasma Buyer LLC	One stop	SF +	5.75%	(i)	11.14%	05/2028	10,906	10,068	—	7,089
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)	05/2029	—	(1,020)	—	—
							11,073,956	10,897,457	5.9	10,851,856
Healthcare Equipment and Supplies
Belmont Instrument, LLC	One stop	SF +	6.25%	(i)	11.64%	08/2028	4,212,351	4,178,061	2.3	4,212,351
Belmont Instrument, LLC	One stop	SF +	6.25%	(i)	11.64%	08/2028	32,500	31,686	—	32,500
							4,244,851	4,209,747	2.3	4,244,851
Healthcare Providers and Services
Bamboo US Bidco LLC*	One stop	SF +	6.00%	(h)	11.32%	09/2030	4,848,942	4,703,588	2.5	4,703,474
Bamboo US Bidco LLC(7)(8)	One stop	E +	6.00%	(b)	9.86%	09/2030	3,190,210	3,094,579	1.7	3,094,504
Bamboo US Bidco LLC(5)	One stop	SF +	6.00%		N/A(6)	09/2029	—	(30,079)	—	(30,107)
Bamboo US Bidco LLC(5)	One stop	SF +	6.00%		N/A(6)	09/2030	—	(11,356)	—	(11,365)
Community Care Partners, LLC	One stop	SF +	6.00%	(h)	11.43%	06/2026	350,810	348,721	0.2	329,762
Community Care Partners, LLC(5)	One stop	SF +	6.00%		N/A(6)	06/2026	—	(312)	—	—
							8,389,962	8,105,141	4.4	8,086,268
Hotels, Restaurants and Leisure
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	11.57%	08/2028	1,209,186	1,199,444	0.7	1,209,186
Barteca Restaurants, LLC(5)	One stop	SF +	6.00%		N/A(6)	08/2028	—	(806)	—	—
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	11.57%	08/2028	81,100	78,478	—	81,100
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(i)	11.39%	10/2028	4,653,681	4,599,158	2.6	4,653,681
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(i)	11.39%	10/2028	16,000	14,495	—	16,000
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(i)(j)	11.27%	10/2028	215,786	182,435	0.1	215,786
Health Buyer, LLC	Senior secured	SF +	5.25%	(a)(i)	10.80%	04/2029	234,135	231,313	0.1	225,940
Health Buyer, LLC(5)	Senior secured	SF +	5.25%		N/A(6)	04/2028	—	(392)	—	(1,014)
Health Buyer, LLC*	Senior secured	SF +	5.50%	(i)	10.89%	04/2029	120,100	117,182	0.1	117,098
Health Buyer, LLC(5)	Senior secured	SF +	5.50%		N/A(6)	04/2029	—	(730)	—	(751)
YE Brands Holding, LLC*	One stop	SF +	5.75%	(h)	11.18%	10/2027	7,175,400	7,105,073	3.9	7,103,646
YE Brands Holding, LLC(5)	One stop	SF +	5.50%		N/A(6)	10/2027	—	(490)	—	(500)
							13,705,388	13,525,160	7.5	13,620,172
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Durables
Groundworks LLC*	One stop	SF +	6.50%	(i)	11.81%				03/2030	$1,772,589	$1,724,832	1.0%	$1,772,589
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2030	—	(4,319)	—	—
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2029	—	(1,216)	—	—
										1,772,589	1,719,297	1.0	1,772,589
Industrial Conglomerates
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(a)(i)	11.25%				07/2027	585,770	576,955	0.3	585,770
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(h)(i)	11.23%				07/2027	11,671	10,986	—	11,671
Dwyer Instruments, Inc.(5)	One stop	SF +	5.75%		N/A(6)				07/2027	—	(1,117)	—	—
Excelitas Technologies Corp.	One stop	SF +	5.75%	(i)	11.21%				08/2029	721,891	709,590	0.4	714,673
Excelitas Technologies Corp.(7)(8)	One stop	E +	5.75%	(c)	9.54%				08/2029	118,182	113,435	0.1	117,001
Excelitas Technologies Corp.	One stop	SF +	5.75%	(i)	11.27%				08/2028	38,996	38,464	—	38,503
Excelitas Technologies Corp.(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(1,131)	—	(854)
										1,476,510	1,447,182	0.8	1,466,764
Insurance
Captive Resources Midco, LLC(18)	One stop	SF +	5.25%	(h)	5.29%	cash/	5.78%	PIK	07/2029	7,032,779	6,921,417	3.9	7,032,779
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(2,966)	—	—
Disco Parent, Inc.*	One stop	SF +	7.50%	(i)	12.92%				03/2029	1,046,710	1,022,751	0.6	1,020,542
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1,145)	—	(1,250)
Integrated Specialty Coverages, LLC*	One stop	SF +	6.00%	(h)(i)(j)	11.38%				07/2030	1,004,786	980,305	0.5	979,667
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(976)	—	(1,006)
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2030	—	(2,825)	—	(2,898)
Integrity Marketing Acquisition, LLC(5)	One stop	SF +	6.50%		N/A(6)				08/2026	—	(110)	—	—
Integrity Marketing Acquisition, LLC(5)	One stop	SF +	6.00%		N/A(6)				08/2026	—	(30,979)	—	(63,769)
Paisley Bidco Limited(7)(8)(9)	One stop	E +	6.50%	(c)	10.21%				03/2028	255,224	253,334	0.1	255,224
Paisley Bidco Limited(5)(7)(8)(9)	One stop	SN +	6.75%		N/A(6)				03/2028	—	(9,529)	—	—
Paisley Bidco Limited(7)(8)(9)	One stop	E +	0.065		N/A(6)				03/2028	—	—	—	—
Pareto Health Intermediate Holdings, Inc.*	One stop	SF +	0.065	(j)	0.1197				05/2030	4,159,200	4,079,985	2.3	4,159,200
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	0.065	(j)	0.1197				05/2030	1,386,400	1,359,995	0.8	1,386,400
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	0.065		N/A(6)				06/2029	—	(944)	—	—
										14,885,099	14,568,313	8.2	14,764,889
IT Services
Critical Start, Inc.(18)	One stop	SF +	6.75%	(i)	8.46%	cash/	3.63%	PIK	05/2028	504,425	500,652	0.3	499,381
Critical Start, Inc.(5)	One stop	SF +	6.75%		N/A(6)				05/2028	—	(514)	—	(667)
Critical Start, Inc.*(18)	One stop	SF +	6.75%	(i)	8.46%	cash/	3.63%	PIK	05/2028	255,895	251,354	0.1	253,336
Goldcup 31018 AB(7)(8)(11)(18)	One stop	E +	6.50%	(d)	10.43%	PIK			07/2029	755,996	713,110	0.4	748,437
Goldcup 31018 AB(5)(7)(8)(11)	One stop	E +	6.25%		N/A(6)				01/2029	—	(1,532)	—	(1,322)
Goldcup 31018 AB(7)(8)(11)(18)	One stop	E +	6.50%	(d)	10.43%	PIK			07/2029	70,537	69,545	—	69,306
Netwrix Corporation	One stop	SF +	5.00%	(i)(j)	10.37%				06/2029	9,378,720	9,314,756	5.0	9,191,146
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(14,320)	—	(53,592)
Netwrix Corporation	One stop	SF +	5.00%	(j)	10.47%				06/2029	43,825	42,401	—	40,319
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(i)	16.12%				10/2026	335,548	330,788	0.2	335,548
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(i)	16.12%				10/2026	81,309	81,309	0.1	81,309
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(i)	16.12%				10/2026	25,104	24,748	—	25,104
WPEngine, Inc.*	One stop	SF +	6.50%	(j)	11.92%				08/2029	1,068,700	1,047,794	0.6	1,052,670
WPEngine, Inc.(5)	One stop	SF +	6.50%		N/A(6)				08/2029	—	(782)	—	(600)
Zarya Holdco, Inc.	One stop	SF +	6.50%	(i)	11.92%				07/2027	973,337	973,337	0.5	973,337
Zarya Holdco, Inc.	One stop	SF +	6.50%	(i)	11.91%				07/2027	20,000	20,000	—	20,000
										13,513,396	13,352,646	7.2	13,233,712
Life Sciences Tools & Services
Celerion Buyer, Inc.	One stop	SF +	6.50%	(j)	11.93%				11/2029	10,240,105	10,018,884	5.6	10,240,105
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1,061)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(35,163)	—	—
										10,240,105	9,982,660	5.6	10,240,105
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.50%	(i)	10.89%				05/2029	$788,443	$775,721	0.4%	$764,790
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(i)	11.14%				05/2029	140,719	138,301	0.1	137,904
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(h)	11.07%				05/2029	25,900	24,293	—	23,927
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(j)	11.21%				05/2029	53,227	51,793	—	50,832
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(j)	11.21%				05/2029	9,087	8,831	—	8,679
										1,017,376	998,939	0.5	986,132
Professional Services
ALKU Intermediate Holdings, LLC*	One stop	SF +	6.25%	(h)	11.57%				05/2029	1,278,400	1,260,370	0.7	1,262,420
bswift, LLC	One stop	SF +	6.63%	(i)	11.91%				11/2028	1,133,931	1,103,748	0.6	1,133,931
Citrin Cooperman Advisors LLC	One stop	SF +	5.75%	(i)	11.14%				10/2027	381,772	377,862	0.2	381,772
Citrin Cooperman Advisors LLC(5)	One stop	SF +	6.25%		N/A(6)				10/2027	—	(829)	—	—
Citrin Cooperman Advisors LLC	One stop	SF +	6.25%	(j)	11.70%				10/2027	211,493	205,863	0.1	212,022
DISA Holdings Corp.	Senior secured	SF +	5.50%	(h)	10.83%				09/2028	720,101	708,120	0.4	720,101
DISA Holdings Corp.(18)	Subordinated debt	SF +	10.00%	(h)	13.33%	cash/	2.00%	PIK	03/2029	50,519	49,232	0.1	50,519
DISA Holdings Corp.	Senior secured	SF +	5.50%	(h)	10.83%				09/2028	44,773	43,754	—	44,773
DISA Holdings Corp.	One stop	SF +	5.50%	(h)	10.83%				09/2028	32,178	30,945	—	32,178
DISA Holdings Corp.	Senior secured	SF +	5.50%	(h)	10.83%				09/2028	6,579	5,852	—	6,579
										3,859,746	3,784,917	2.1	3,844,295
Software
Anaplan, Inc.	One stop	SF +	6.50%	(h)	11.82%				06/2029	22,835,977	22,649,324	12.5	22,835,977
Anaplan, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(2,354)	—	—
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.00%	(f)	10.19%				06/2029	624,245	610,695	0.3	593,033
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.00%	(f)	10.19%				06/2029	325,730	309,703	0.2	309,444
Arrow Buyer, Inc.*	One stop	SF +	6.50%	(i)	11.89%				06/2030	4,716,372	4,602,753	2.6	4,657,417
Arrow Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2030	—	(13,109)	—	(13,604)
Bynder BidCo, Inc.& Bynder BidCo B.V.(7)(14)	One stop	SF +	7.25%	(i)	12.60%				01/2029	955,900	930,217	0.5	955,900
Bynder BidCo, Inc.& Bynder BidCo B.V.(7)(14)	One stop	SF +	7.25%	(i)	12.60%				01/2029	364,800	354,999	0.2	364,800
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(7)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(322)	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(7)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(1,185)	—	—
Camelia Bidco Limited(7)(8)(9)	One stop	SN +	6.25%	(f)	11.44%				08/2030	624,982	638,562	0.3	615,607
Camelia Bidco Limited(7)(8)(9)	One stop	A +	6.25%	(e)	10.39%				08/2030	40,768	40,254	—	40,156
Camelia Bidco Limited(5)(7)(8)(9)	One stop	SN +	6.25%		N/A(6)				08/2030	—	(4,084)	—	(3,982)
Coupa Holdings, LLC*	One stop	SF +	7.50%	(h)	12.82%				02/2030	8,391,732	8,200,141	4.5	8,181,938
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2029	—	(1,127)	—	(1,250)
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2030	—	(8,575)	—	(18,732)
Denali Bidco Limited(7)(8)(9)	One stop	SN +	6.00%	(f)	11.19%				08/2030	2,375,706	2,401,093	1.3	2,316,313
Denali Bidco Limited(7)(8)(9)	One stop	E +	6.00%	(b)	9.86%				08/2030	596,523	598,573	0.3	581,611
Denali Bidco Limited(5)(7)(8)(9)	One stop	SN +	6.00%		N/A(6)				08/2030	—	(10,547)	—	(10,311)
Evergreen IX Borrower 2023, LLC*	One stop	SF +	6.00%	(i)	11.39%				09/2030	13,306,100	12,973,708	7.1	12,973,448
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(36,929)	—	(36,963)
GTY Technology Holdings, Inc.(18)	One stop	SF +	6.87%	(i)	7.97%	cash/	4.30%	PIK	07/2029	4,063,223	3,999,761	2.2	4,022,591
GTY Technology Holdings, Inc.(18)	One stop	SF +	6.88%	(i)	7.97%	cash/	4.30%	PIK	07/2029	2,653,470	2,605,676	1.4	2,626,936
GTY Technology Holdings, Inc.(18)	One stop	SF +	6.88%	(i)	7.97%	cash/	4.30%	PIK	07/2029	486,365	482,519	0.3	481,502
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(1,853)	—	(1,125)
Hyland Software, Inc.*	One stop	SF +	6.00%	(h)	11.32%				09/2030	24,900,000	24,528,266	13.4	24,526,500
Hyland Software, Inc.(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1,492)	—	(1,500)
ICIMS, Inc.(18)	One stop	SF +	7.25%	(i)	8.76%	cash/	3.88%	PIK	08/2028	5,567,345	5,490,398	3.0	5,455,998
ICIMS, Inc.	One stop	SF +	6.75%	(i)	12.14%				08/2028	26,703	25,565	—	23,505
ICIMS, Inc.(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(25,455)
IQN Holding Corp.	One stop	SF +	5.25%	(i)	10.67%				05/2029	1,492,295	1,481,074	0.8	1,462,449
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(4,869)	—	(6,573)
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2028	$—	$(843)	—%	$(1,932)
Island Bidco AB(7)(8)(11)(18)	One stop	E +	7.25%	(d)	3.93%	cash/	7.25%	PIK	07/2028	621,056	608,626	0.3	621,056
Island Bidco AB(7)(11)(18)	One stop	SF +	7.00%	(j)	8.84%	cash/	3.50%	PIK	07/2028	302,038	299,756	0.2	302,038
Island Bidco AB(5)(7)(11)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(346)	—	—
Island Bidco AB(5)(7)(8)(11)	One stop	E +	6.50%		N/A(6)				07/2028	—	(671)	—	—
Kaseya Inc.(18)	One stop	SF +	6.25%	(i)	9.12%	cash/	2.50%	PIK	06/2029	4,471,606	4,415,699	2.4	4,426,890
Kaseya Inc.(18)	One stop	SF +	6.25%	(h)	9.07%	cash/	2.50%	PIK	06/2029	67,681	65,479	—	64,986
Kaseya Inc.(18)	One stop	SF +	6.25%	(i)	9.12%	cash/	2.50%	PIK	06/2029	16,445	14,244	—	13,755
LeadsOnline, LLC*	One stop	SF +	6.25%	(h)	11.58%				02/2028	5,006,500	4,883,655	2.7	4,881,338
LeadsOnline, LLC*	One stop	SF +	6.25%	(h)	11.58%				02/2028	883,600	861,919	0.5	861,510
LeadsOnline, LLC(5)	One stop	SF +	6.25%		N/A(6)				02/2028	—	(1,227)	—	(1,250)
Panzura, LLC(18)	One stop	N/A			2.00%	cash/	13.00%	PIK	08/2027	50,000	44,152	—	44,000
PING Identity Holding Corp.	One stop	SF +	7.00%	(h)	12.32%				10/2029	2,212,936	2,184,052	1.2	2,212,936
PING Identity Holding Corp.(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1,075)	—	—
Quant Buyer, Inc.	One stop	SF +	6.00%	(j)	11.30%				06/2029	6,526,966	6,474,071	3.5	6,380,109
Quant Buyer, Inc.	One stop	SF +	6.00%	(j)	11.30%				06/2029	5,498,757	5,454,195	2.9	5,375,035
Quant Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(1,216)	—	(3,375)
Quant Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(109,296)	—	—
Rainforest Bidco Limited(7)(8)(9)(18)	One stop	SN +	5.50%	(f)	8.69%	cash/	2.00%	PIK	07/2029	688,550	656,978	0.4	657,565
Rainforest Bidco Limited(7)(9)(18)	One stop	SF +	5.50%	(g)	8.80%	cash/	2.00%	PIK	07/2029	133,276	131,793	0.1	126,945
Rainforest Bidco Limited(7)(8)(9)(18)	One stop	SN +	5.50%	(f)	8.69%	cash/	2.00%	PIK	07/2029	50,601	48,337	—	48,324
Rainforest Bidco Limited(5)(7)(8)(9)	One stop	SN +	6.50%		N/A(6)				07/2029	—	(128,316)	(0.1)	(127,985)
SailPoint Technologies Holdings, Inc.	One stop	SF +	6.25%	(h)	11.58%				08/2029	6,827,328	6,711,280	3.7	6,759,055
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				08/2028	—	(1,403)	—	(1,727)
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%	(j)	11.68%				07/2028	542,900	530,766	0.3	542,900
Templafy APS and Templafy, LLC(5)(7)(13)	One stop	SF +	6.00%		N/A(6)				07/2028	—	(301)	—	—
Templafy APS and Templafy, LLC(5)(7)(13)	One stop	SF +	6.00%		N/A(6)				07/2028	—	(2,449)	—	—
Zendesk, Inc.(18)	One stop	SF +	6.75%	(i)	8.90%	cash/	3.25%	PIK	11/2028	9,728,232	9,564,334	5.3	9,728,232
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(857)	—	—
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(20,487)	—	—
										137,976,708	135,517,684	74.3	135,816,035
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(i)	11.17%		08/2029	$6,612,343	$6,514,266	3.6%	$6,513,158
PPV Intermediate Holdings, LLC(18)	One stop	N/A			13.50%	PIK	08/2030	731,956	718,218	0.4	688,038
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)		08/2029	—	(6,552)	—	(5,815)
PPV Intermediate Holdings, LLC(18)	One stop	N/A			13.50%	PIK	08/2030	30,516	27,764	—	28,685
PPV Intermediate Holdings, LLC(18)	One stop	N/A			13.50%	PIK	08/2030	169,125	167,466	0.1	158,978
PPV Intermediate Holdings, LLC(18)	One stop	N/A			13.50%	PIK	08/2030	31,043	30,731	—	29,180
PPV Intermediate Holdings, LLC(18)	One stop	N/A			14.25%	PIK	08/2030	6,957,310	6,755,127	3.7	6,748,591
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(j)	11.59%		08/2028	291,339	288,952	0.2	288,425
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(j)	11.59%		08/2028	4,457,970	4,421,444	2.4	4,413,390
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.64%		08/2028	72,835	72,238	—	72,106
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(j)	11.60%		08/2028	75,000	73,361	—	73,000
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)		08/2028	—	(10,124)	—	(12,356)
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.64%		08/2028	230,582	228,693	0.1	228,276
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.64%		08/2028	96,076	95,289	0.1	95,115
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(j)	11.68%		08/2028	300,508	298,046	0.2	297,503
Salon Lofts Group, LLC	Second lien	SF +	9.00%	(j)	14.45%		09/2029	273,697	252,031	0.1	257,275
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(j)	11.63%		08/2028	67,422	66,869	—	66,747
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)		08/2028	—	(7,195)	—	(7,287)
SureWerx Purchaser III, Inc.(7)	One stop	SF +	6.75%	(i)	12.14%		12/2029	784,128	766,613	0.5	784,128
SureWerx Purchaser III, Inc.(7)	One stop	SF +	6.75%	(h)(i)	12.07%		12/2028	28,750	27,649	—	28,750
SureWerx Purchaser III, Inc.(5)(7)	One stop	SF +	6.75%		N/A(6)		12/2029	—	(2,166)	—	—
								21,210,600	20,778,720	11.4	20,745,887

Total debt investments								318,378,500	312,260,233	171.7	313,687,672

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(15)(16)
Aerospace and Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		N/A	39,862	$398,622	0.2%	$416,649

Automobiles
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		N/A	767	76,700	0.1	87,434

Diversified Consumer Services
DP Flores Holdings, LLC	LLC units	N/A	N/A		N/A	87,800	87,800	0.1	99,293
HS Spa Holdings, Inc.	Common stock	N/A	N/A		N/A	77,582	77,582	—	80,363
NSG Buyer, Inc. (7)	LP units	N/A	N/A		N/A	893	892,857	0.5	869,592
							1,058,239	0.6	1,049,248
IT Services
Critical Start, Inc.	Common stock	N/A	N/A		N/A	37,900	37,900	—	45,214
Netwrix Corporation(17)	LLC units	N/A	N/A		N/A	10,559	21,420	—	35,352
							59,320	—	80,566
Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	446,429	446,429	0.2	446,429
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	446,429	—	0.1	137,763
							446,429	0.3	584,192
Software
Anaplan, Inc.	LP interest	N/A	N/A		N/A	890,007	890,513	0.7	1,264,725
Cynet Security Ltd.(7)(12)	Preferred stock	N/A	N/A		N/A	23,125	80,874	0.1	97,412
Denali Bidco Limited(7)(9)	LP interest	N/A	N/A		N/A	78,150	101,596	0.1	101,596
GTY Technology Holdings, Inc.	LP units	N/A	N/A		N/A	60,344	60,344	—	77,129
Kaseya Inc.(17)	Preferred stock	N/A	11.75%	Non-Cash	N/A	850	938,524	0.5	955,857
Kaseya Inc.	LP interest	N/A	N/A		N/A	50,010	50,036	—	54,970
Onit, Inc.(17)	Preferred stock	N/A	15.00%	Non-Cash	N/A	50	46,375	—	50,075
Onit, Inc.	Warrant	N/A	N/A		N/A	33	6,499	—	7,312
Panzura, LLC	LLC units	N/A	N/A		N/A	740	4,000	—	4,000
Templafy APS and Templafy, LLC(7)(13)	Warrant	N/A	N/A		N/A	29	11,056	—	8,036
Zendesk, Inc.	LP units	N/A	N/A		N/A	21,801	218,012	0.2	301,711
							2,407,829	1.6	2,922,823
Specialty Retail
Salon Lofts Group, LLC	LP units	N/A	N/A		N/A	109	109,343	0.1	86,514
							109,343	0.1	86,514

Total equity investments							4,556,482	2.9	5,227,426

Total investments							316,816,715	174.6	318,915,098

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio (CUSIP 61747C582)			5.2%	(19)			$34,535,425	18.9%	$34,535,425
Total money market funds							34,535,425	18.9	34,535,425
Total investments and money market funds							$351,352,140	193.5%	$353,450,523

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023

*	Denotes that all or a portion of the investment collateralizes the PNC Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF”), Australian Interbank Rate (”AUD” or ”A”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or the Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2023. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2023, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2023, as the loan may have priced or repriced based on an index rate prior to September 30, 2023.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.50% as of September 30, 2023.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 3.85% as of September 30, 2023.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.95% as of September 30, 2023.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 4.13% as of September 30, 2023.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.14% as of September 30, 2023.
(f) Denotes that all or a portion of the contract was indexed to SONIA, which was 5.19% as of September 30, 2023.
(g) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 5.31% as of September 30, 2023.
(h) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 5.32% as of September 30, 2023.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 5.40% as of September 30, 2023.
(j) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 5.47% as of September 30, 2023.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2023.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See “Note 6. Fair Value Measurements”.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of September 30, 2023. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023, total non-qualifying assets at fair value represented 16.4% of the Company’s total assets calculated in accordance with the 1940 Act.
(8)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See “Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Translation”.
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
(18)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the year ended September 30, 2023.
(19)The rate shown is the annualized seven-day yield as of September 30, 2023.

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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Any changes to the valuation methodology are reviewed by management and the Company’s board of directors (the “Board”) to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See further description of fair value methodology in “Note 6. Fair Value Measurements”.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, interest income included $640,792 and $67,543, respectively, of accretion of discounts and amortization of premiums. For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company received loan origination fees of $5,096,415 and $1,829,712, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
if the portfolio company valuation indicates that the PIK interest is not collectible. For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, interest income included $1,634,040 and $81,471, respectively, of PIK interest and the Company capitalized PIK interest of $1,629,322 and $63,447, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, fee income included no prepayment premiums.

For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company received interest and fee income in cash which excluded capitalized loan origination fees, in the amounts of $17,876,317 and $1,492,091, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the year ended September 30, 2023, the Company recognized PIK and non-cash dividend income of $113,953, which was capitalized into the cost basis of certain preferred equity investments. For the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company had no capitalized PIK and non-cash dividends. For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company received no cash payments of accrued and capitalized preferred dividends in cash.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company did not recognize dividend income received in cash and did not receive any return of capital distributions in cash.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of September 30, 2023 and 2022, the Company had no portfolio company investments on non-accrual status.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended September 30, 2023, $53,211 was recorded for U.S. federal excise tax. For the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company did not record any U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in its consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2023. The Company’s tax returns for the 2022 tax year remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2023 and 2022, the Company had deferred debt issuance costs of $1,004,268 and $523,253, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, was $326,745 and $43,771, respectively.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company amortized $83,145 and $18,467, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

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

As of September 30, 2023 and 2022, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of September 30, 2023		As of September 30, 2022
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 4 Stockholders	$760,588,500	$179,244,763	$527,300,500	$69,233,785

As of September 30, 2023 and 2022, the ratio of total contributed capital to total capital subscriptions was 23.6% and 13.1%, respectively, and the Company had uncalled capital commitments of $581,343,737 and $458,066,715, respectively. Effective December 31, 2022, the Company entered into an agreement to cancel subscriptions totaling $50,000.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes the shares of GBDC 4 common stock issued for the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022:

	Date	Shares Issued	NAV ($) per share	Proceeds
Shares issued for the period from April 1, 2022 (commencement of operations) to September 30, 2022
Issuance of shares	04/21/22	789,611.130	$15.00	$11,844,167
Issuance of shares	05/27/22	1,319,368.331	15.00	19,790,525
Issuance of shares	06/27/22	1,451,305.202	15.00	21,769,578
Issuance of shares	09/26/22	1,054,601.000	15.00	15,819,015
Shares issued for capital drawdowns		4,614,885.663		$69,223,285

Issuance of shares	07/08/22	673.701	$15.00	10,105
Issuance of shares	09/15/22	12,145.576	15.00	182,184
Shares issued through DRIP		12,819.277		$192,289

Shares issued for the year ended September 30, 2023
Issuance of shares	11/14/22	1,150,201.000	$15.00	$17,253,015
Issuance of shares	02/27/23	859,744.654	15.00	12,896,170
Issuance of shares	07/31/23	1,521,177.000	15.00	22,817,655
Issuance of shares	09/27/23	3,802,942.533	15.00	57,044,138
Shares issued for capital drawdowns		7,334,065.187		$110,010,978
Issuance of shares	11/23/22	2,657.828	$15.00	$39,867
Issuance of shares	12/29/22	30,829.580	15.00	462,444
Issuance of shares	03/01/23	17,801.196	15.00	267,018
Issuance of shares	03/22/23	22,391.978	15.00	335,880
Issuance of shares	05/24/23	77,682.843	15.00	1,165,243
Issuance of shares	06/22/23	27,927.167	15.00	418,907
Issuance of shares	08/23/23	26,042.627	15.00	$390,639
Issuance of shares	09/20/23	11,161.946	15.00	$167,429
Shares issued through DRIP		216,495.165		$3,247,427

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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, the base management fees incurred by the Company were $2,758,566 and $334,220, respectively, and the base management fees irrevocably waived by the Investment Adviser were $1,755,451 and $227,963, respectively. The base management fees irrevocably waived by the Investment Adviser for the period from April 1, 2022 (commencement of operations) to September 30, 2022, included a one-time waiver of $15,277 in order to waive 100% of the base management fee for the period from April 1, 2022 (commencement of operations) to June 30, 2022.

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

For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Income Incentive Fee incurred was $2,681,389 and $96,827, respectively.
The Investment Adviser has agreed to irrevocably waive all Income Incentive Fees payable pursuant to the Investment Advisory Agreement for periods ending prior to April 1, 2024 (the “Waiver Period”).
For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Income Incentive Fee irrevocably waived by the Investment Adviser was $2,681,389 and $96,827, respectively.

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

For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company did not accrue a Capital Gain Incentive Fee. As of September 30, 2023 and September 30, 2022, there was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement as described above. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Company did not accrue a capital gain incentive fee under GAAP. As of September 30, 2023 and 2022, there was no accrual for capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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
As of September 30, 2023 and 2022, included in accounts payable and accrued expenses is $78,765 and $3,844, respectively, for accrued allocated shared services under the Administration Agreement.

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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700,000. Any costs in excess of $700,000 will be borne by the Investment Adviser. As of September 30, 2023 and 2022, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $255,008 and $201,944, respectively.
The Administrator and Investment Adviser voluntarily agreed to irrevocably waive reimbursement from the Company for operating expenses, including but not limited to, audit fees, fees related to professional tax services, administrative fees payable under the Administration Agreement and trustee fees, for the period from April 1, 2022 (commencement of operations) to September 30, 2022 (the “Operating Expenses Reimbursement Waiver”). For the period from April 1, 2022 (commencement of operations) to September 30, 2022, the Administrator and Investment Adviser waived the reimbursement of $125,930 in operating expenses.
The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the year ended September 30, 2023 were $988,501. There were no expenses reimbursed to the Administrator during the period from April 1, 2022 (commencement of operations to September 30, 2022 due to the Operating Expenses Reimbursement Waiver. As of September 30, 2023 and 2022, accounts payable and accrued expenses included $336,048 and $319,499, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.
On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $100,000,000. As of September 30, 2023, GGP Class B-P, LLC has an aggregate commitment of $100,010,500. As of September 30, 2023, the Company had issued 2,267,604.732 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $34,014,071 and has also issued 139,172.373 shares to GGP Class B-P, LLC through the DRIP.
The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of September 30, 2023, permits the Company to borrow a maximum of $100,000,000 and expires on April 12, 2025. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

Note 5. Investments

Investments as of September 30, 2023 and 2022 consisted of the following:

	As of September 30, 2023			As of September 30, 2022
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$7,592,526	$7,488,485	$7,485,197	$1,680,198	$1,665,325	$1,652,997
One stop	310,461,758	304,470,485	305,894,681	110,666,192	109,105,700	108,484,174
Second lien	273,697	252,031	257,275	—	—	—
Subordinated debt	50,519	49,232	50,519	—	—	—
Equity	N/A	4,556,482	5,227,426	N/A	2,348,428	2,397,954
Total	$318,378,500	$316,816,715	$318,915,098	$112,346,390	$113,119,453	$112,535,125

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

	As of September 30, 2023		As of September 30, 2022
Amortized Cost:
United States
Mid-Atlantic	$45,495,551	14.4%	$16,521,323	14.6%
Midwest	52,016,339	16.4	13,859,081	12.2
Northeast	55,395,320	17.5	26,713,588	23.6
Southeast	50,415,491	15.9	11,880,254	10.5
Southwest	29,391,953	9.3	7,902,609	7.0
West	73,872,537	23.3	31,993,615	28.3
United Kingdom	5,638,442	1.8	1,338,700	1.2
Luxembourg	998,939	0.3	778,554	0.7
Sweden	1,688,488	0.5	1,514,893	1.3
Israel	80,874	0.0 *	80,874	0.1
Denmark	539,072	0.2	535,962	0.5
Netherlands	1,283,709	0.4	—	—
Total	$316,816,715	100.0%	$113,119,453	100.0%
Fair Value:
United States
Mid-Atlantic	$45,818,476	14.4%	$16,582,536	14.7%
Midwest	52,365,669	16.4	13,850,964	12.3
Northeast	55,807,402	17.5	26,439,587	23.5
Southeast	50,703,749	15.9	11,877,985	10.5
Southwest	29,430,547	9.2	7,957,399	7.1
West	74,591,020	23.4	31,721,537	28.2
United Kingdom	5,503,540	1.7	1,245,492	1.1
Luxembourg	986,132	0.3	776,407	0.7
Sweden	1,739,515	0.6	1,467,097	1.3
Israel	97,412	0.0 *	80,876	0.1
Denmark	550,936	0.2	535,245	0.5
Netherlands	1,320,700	0.4	—	—
Total	$318,915,098	100.0%	$112,535,125	100.0%

* Represents an amount less than 0.1%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The industry compositions of the portfolio at amortized cost and fair value as of September 30, 2023 and 2022 were as follows:

	As of September 30, 2023		As of September 30, 2022
Amortized Cost:
Aerospace and Defense	$14,872,018	4.7%	$—	—%
Automobiles	8,692,864	2.8	6,100,122	5.4
Beverages	14,276,279	4.5	—	—
Commercial Services and Supplies	2,041,518	0.6	—	—
Diversified Consumer Services	17,385,633	5.5	8,708,865	7.7
Diversified Financial Services	12,322,879	3.9	—	—
Electronic Equipment, Instruments and Components	5,314,740	1.7	—	—
Health Care Technology	10,897,457	3.4	960,518	0.8
Healthcare Equipment and Supplies	4,209,747	1.3	4,212,205	3.7
Healthcare Providers and Services	8,105,141	2.6	351,044	0.3
Hotels, Restaurants and Leisure	13,525,160	4.3	1,440,421	1.3
Household Durables	1,719,297	0.5	—	—
Industrial Conglomerates	1,447,182	0.5	1,391,847	1.3
Insurance	14,568,313	4.6	6,677,757	5.9
IT Services	13,411,966	4.2	10,656,296	9.4
Life Sciences Tools & Services	10,429,089	3.3	—	—
Pharmaceuticals	998,939	0.3	778,554	0.7
Professional Services	3,784,917	1.2	721,999	0.6
Software	137,925,513	43.5	60,754,529	53.7
Specialty Retail	20,888,063	6.6	10,365,296	9.2
Total	$316,816,715	100.0%	$113,119,453	100.0%

	As of September 30, 2023		As of September 30, 2022
Fair Value:
Aerospace and Defense	$15,291,899	4.8%	$—	—%
Automobiles	8,494,227	2.7	6,096,630	5.4
Beverages	14,289,885	4.5	—	—
Commercial Services and Supplies	2,041,247	0.6	—	0.0
Diversified Consumer Services	17,616,460	5.5	8,702,204	7.7
Diversified Financial Services	12,379,011	3.9	—	—
Electronic Equipment, Instruments and Components	5,454,719	1.7	—	—
Health Care Technology	10,851,856	3.4	950,563	0.8
Healthcare Equipment and Supplies	4,244,851	1.3	4,211,351	3.8
Healthcare Providers and Services	8,086,268	2.5	350,298	0.3
Hotels, Restaurants and Leisure	13,620,172	4.3	1,427,746	1.3
Household Durables	1,772,589	0.6	—	—
Industrial Conglomerates	1,466,764	0.5	1,393,585	1.2
Insurance	14,764,889	4.6	6,672,700	5.9
IT Services	13,314,278	4.2	10,618,315	9.5
Life Sciences Tools & Services	10,824,297	3.4	—	—
Pharmaceuticals	986,132	0.3	776,407	0.7
Professional Services	3,844,295	1.2	726,523	0.6
Software	138,738,858	43.5	60,246,401	53.6
Specialty Retail	20,832,401	6.5	10,362,402	9.2
Total	$318,915,098	100.0%	$112,535,125	100.0%

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm and each portfolio company subject to review at least once during a trailing twelve-month period. All investments as of September 30, 2023 and 2022 were valued using Level 3 inputs. As of September 30, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2023 and 2022:

As of September 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$313,687,672	$313,687,672
Equity investments(1)	—	—	5,227,426	5,227,426
Money market funds(1)(2)	34,535,425	—	—	34,535,425
Total assets, at fair value:	$34,535,425	$—	$318,915,098	$353,450,523

As of September 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$110,137,171	$110,137,171
Equity investments(1)	—	—	2,397,954	2,397,954
Total assets, at fair value:	$—	$—	$112,535,125	$112,535,125

(1) Refer to the Consolidated Schedules of Investments for further details.
(2) Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The net change in unrealized appreciation (depreciation) for the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of the end of each year was $2,721,275 and ($584,328), respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022:

	For the year ended September 30, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$110,137,171	$2,397,954	$112,535,125
Net change in unrealized appreciation (depreciation) on investments	1,973,570	621,417	2,594,987
Net translation of investments in foreign currencies	87,724	—	87,724
Realized gain (loss) on investments	—	15,884	15,884
Realized gain (loss) on translation of investments in foreign currencies	1,302	—	1,302
Fundings of (proceeds from) revolving loans, net	268,691	—	268,691
Fundings of investments	203,207,628	2,243,835	205,451,463
PIK interest and non-cash dividends	1,629,322	113,953	1,743,275
Proceeds from principal payments and sales of portfolio investments	(4,258,528)	(165,617)	(4,424,145)
Accretion of discounts and amortization of premiums	640,792	—	640,792
Fair value, end of period	$313,687,672	$5,227,426	$318,915,098

	Period from April 1, 2022 (commencement of operations) to September 30, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—
Net change in unrealized appreciation (depreciation) on investments	(492,221)	49,527	(442,694)
Net translation of investments in foreign currencies	(141,634)	—	(141,634)
Fundings of (proceeds from) revolving loans, net	109,701	—	109,701
Fundings of investments	110,550,400	2,348,427	112,898,827
PIK interest and non-cash dividends	63,447	—	63,447
Proceeds from principal payments and sales of portfolio investments	(20,065)	—	(20,065)
Accretion of discounts and amortization of premiums	67,543	—	67,543
Fair value, end of period	$110,137,171	$2,397,954	$112,535,125

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2023 and 2022:

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$7,485,197	Yield analysis	Market interest rate	9.0% - 10.0% (9.8%)
		Market comparable companies	EBITDA multiples	8.5x - 16.1x (11.7x)
One stop loans(2)	$305,894,681	Yield analysis	Market interest rate	7.5% - 19.8% (10.4%)
		Market comparable companies	EBITDA multiples	9.5x - 34.0x (18.2x)
		Market comparable companies	Revenue multiples	5.5x - 27.0x (11.8x)
Subordinated debt and second lien loans	$307,794	Yield analysis	Market interest rate	13.0% - 13.5% (13.1%)
		Market comparable companies	EBITDA multiples	9.5x - 11.50x (11.20x)
Equity(3)	$5,227,426	Market comparable companies	EBITDA multiples	11.5x - 26.0x (19.5x)
			Revenue multiples	5.5x - 16.5x (14.1x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $231,878,575 and $74,016,106 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $3,371,812 and $1,855,614 of equity investments using EBITDA and revenue multiples, respectively.

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$1,652,997	Yield analysis	Market interest rate	8.8% - 9.5% (9.4%)
		Market comparable companies	EBITDA multiples	10.3x - 26.2x (19.7x)
One stop loans(2)	$108,484,174	Yield analysis	Market interest rate	8.0% - 14.5% (9.4%)
		Market comparable companies	EBITDA multiples	7.0x - 32.9x (17.9x)
		Market comparable companies	Revenue multiples	7.8x - 16.7x (14.4x)
Equity(3)	$2,397,954	Market comparable companies	EBITDA multiples	12.6x - 25.9x (23.4x)
			Revenue multiples	7.8x - 16.7x (16.0x)
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

The following are the carrying values and fair values of the Company’s debt as of September 30, 2023 and 2022:

	As of September 30, 2023		As of September 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$176,928,135	$176,928,135	$64,882,849	$64,882,849

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On April 1, 2022, the Company’s sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of September 30, 2023, the Company’s asset coverage for borrowed amounts was 201.8%.

PNC Facility: On July 8, 2022, the Company entered into a Revolving Credit and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as administrative agent, collateral agent, and a lender, and PNC Capital Markets LLC, as structuring agent. As of September 30, 2023, the PNC Facility allowed the Company to borrow in an aggregate amount of up to $195,000,000, subject to leverage and borrowing base restrictions, with a stated maturity date of July 8, 2025. Through a series of amendments during the year ended September 30, 2023, most recently on September 8, 2023, the Company amended the PNC Facility with PNC Bank to, among other things, increase the borrowing capacity from $80,000,000 to $195,000,000 and update the applicable margin range of 1.75% to 2.25% such that borrowings under the PNC Facility will bear interest at the applicable base rate plus a margin ranging from 2.00% to 2.40%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GBDC 4 Funding securing the facility.

As of September 30, 2023, the PNC Facility bears interest, at the Company’s election and depending on the currency of the borrowing, of either Term SOFR, Daily Simple SOFR, the Eurocurrency Rate, SONIA, or the Euro Short-Term Rate (“€STR”) plus a margin ranging from 2.00% to 2.40%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GBDC 4 Funding securing the facility. As of September 30, 2023 and 2022, the Company had outstanding debt of $176,928,135 and $62,500,000, respectively, under the PNC Facility.

For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, the components of interest expense, cash paid for interest expense, average stated interest rates, and average outstanding balances for the PNC Facility were as follows:

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Stated interest expense	$6,777,694	$393,261
Facility fees	38,447	26,376
Amortization of debt issuance costs	326,744	43,771
Total interest expense	$7,142,885	463,408
Cash paid for interest expense	$4,683,917	—
Annualized average stated interest rate	6.8%	4.5%
Average outstanding balance	$100,127,404	$8,778,630

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of September 30, 2023 and 2022, the Company was permitted to borrow up to $100,000,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of April 12, 2025. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of September 30, 2023 was 5.0%. As of September 30, 2023, the Company had no outstanding debt under the Adviser Revolver. As of the September 30, 2022, the Company had outstanding debt of $2,382,849 under the Adviser Revolver.

For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, the stated interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Stated interest expense	$83,743	$74,524
Cash paid for interest expense	158,487	9,490
Annualized average stated interest rate(1)	5.0%	1.9%
Average outstanding balance	$1,674,722	$3,977,997
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.

For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, the average total debt outstanding was $101,802,126 and $12,756,627, respectively.

For the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 7.1% and 3.7%, respectively.

A summary of the Company’s maturity requirements for borrowings as of September 30, 2023 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Adviser Revolver	$—	$—	$—	$—	$—
PNC Facility	176,928,135	$—	176,928,135	$—	$—
Total borrowings	$176,928,135	$—	$176,928,135	$—	$—

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8. Federal Income Tax Matters

The Company has elected to be treated and intends to be subject to tax as a RIC under Subchapter M of the Code. As a result, the Company must distribute substantially all of its net taxable income each tax year as dividends to its stockholders. Accordingly, no provision for federal income tax has been made in the consolidated financial statements.

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

The following permanent differences were reclassified for tax purposes among the components of net assets for the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022:

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Increase/(decrease) in Paid in Capital in Excess of Par	$(147,311)	$—
Increase/(decrease) in Distributable Earnings (Losses)	147,311	—

(1) For the period from April 1, 2022 (commencement of operations) through September 30, 2022.

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investment transactions as investment gains and losses are not included in taxable income until they are realized.

The following table reconciles net increase in net assets resulting from operations to taxable income for the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022:

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Net increase in net assets resulting from operations	$16,108,882	$722,524
Net change in unrealized (appreciation) depreciation on investment transactions	(2,731,515)	438,452
Other income not currently taxable	(122,179)	(14)
Expenses not currently deductible	145,313	4,470
Expenses deductible for tax but not book	(55)	—
Other realized gain/loss differences	4,107	—
Taxable income before deductions for distributions	$13,404,553	$1,165,432

The tax character of distributions paid during the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022 were as follows:

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Ordinary Income	$12,256,183	$594,872

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022 were as follows:

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Undistributed ordinary income – tax basis	$1,698,939	$570,560
Undistributed realized gains – tax basis	19,991	—
Net unrealized appreciation (depreciation) on investments	2,408,732	(438,438)
Other temporary differences	(3,980,351)	(132,122)
Total accumulated earnings (loss) – book basis	$147,311	$—

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2023, the Company estimates that it will not have a capital loss carryforward available for use in subsequent tax years.

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of September 30, 2023 and September 30, 2022, the Company did not elect to defer any ordinary losses, short-term capital losses and long-term capital losses.

For the tax year ended September 30, 2023, the Company estimates taxable income in excess of the distributions made from such taxable income during the tax year, and therefore, the Company has elected to carry forward the excess for distribution to stockholders in tax year September 30, 2024. The amount carried forward to tax year September 30, 2024 is estimated to be approximately $1,698,939 of ordinary income and $19,911 of long-term capital gain, although this amount will not be finalized until the September 30, 2023 tax returns are filed in 2024.

As of September 30, 2023, the federal tax cost of investments was $316,701,037 resulting in estimated gross unrealized gains and losses of $3,375,474 and $1,161,413, respectively.

Note 9. Commitments and Contingencies

Commitments: As of September 30, 2023, the Company had outstanding commitments to fund investments totaling $63,783,814, including $7,390,223 of commitments on undrawn revolvers. As of September 30, 2022, the Company had outstanding commitments to fund investments totaling $27,206,075, including $3,764,271 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of September 30, 2023 and 2022 , there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income - after tax	(2.41)	(0.26)
Net investment income - after tax	2.05	0.45
Net realized gain (loss) on investment transactions	—	(0.02)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.36	(0.17)
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	12.09%	1.70%
Number of common shares outstanding	12,178,965.292	4,628,404.940

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Listed below are supplemental data and ratios to the financial highlights:	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Ratio of net investment income - after tax to average net assets*	13.73%	6.79%
Ratio of total expenses to average net assets*(5)	14.19%	7.40%
Ratio of management fee waiver to average net assets*	(1.80)%	(1.26)%
Ratio of incentive fee waiver to average net assets	(2.75)%	(0.27)%
Ratio of operating expense waiver to average net assets	—%	(0.35)%
Ratio of incentive fees to average net assets(5)	2.75%	0.27%
Ratio of excise tax to average net assets(5)	0.05%	—%
Ratio of net expenses to average net assets*(5)	9.64%	5.52%
Ratio of total expenses (without incentive fees) to average net assets*(5)	9.64%	7.13%
Total return based on average net asset value(6)	16.49%	—%
Total return based on average net asset value - annualized(6)	16.49%	3.99%
Net assets at end of period	$182,684,479	$69,426,074
Average debt outstanding	$101,802,126	$12,756,628
Average debt outstanding per share	$8.36	$2.76
Portfolio Turnover*	2.26%	0.07%
Asset coverage ratio(7)	201.79%	206.27%
Asset coverage ratio per unit(8)	$2,018	$2,063
Average market value per unit (9):
Adviser Revolver	N/A	N/A
PNC Facility	N/A	N/A

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

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022:

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Year ended September 30, 2023	Period from April 1, 2022 (commencement of operations) to September 30, 2022
Earnings available to stockholders	$16,108,882	$722,524
Basic and diluted weighted average shares outstanding	6,535,176	2,411,172
Basic and diluted earnings per share	$2.46	$0.30

Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the year ended September 30, 2023 and the period from April 1, 2022 (commencement of operations) to September 30, 2022:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the year ended September 30, 2023
08/05/2022	10/18/2022	12/29/2022	4,628,404.940	$0.1396	$646,322
11/18/2022	11/21/2022	12/29/2022	5,778,605.940	0.1212	700,131
11/18/2022	12/15/2022	03/01/2023	5,781,263.768	0.1321	763,632
11/18/2022	01/17/2023	03/22/2023	5,812,093.348	0.1637	951,191
02/07/2023	02/24/2023	05/24/2023	5,812,093.348	0.2509	1,458,101
02/07/2023	03/17/2023	05/24/2023	6,689,639.198	0.2705	1,809,419
02/07/2023	04/28/2023	06/22/2023	6,712,031.176	0.1726	1,158,580
05/05/2023	05/26/2023	08/23/2023	6,789,714.019	0.1769	1,200,947
05/05/2023	06/16/2023	08/23/2023	6,789,714.019	0.3033	2,059,218
05/05/2023	07/28/2023	09/20/2023	6,817,641.186	0.2026	1,380,991
08/03/2023	08/30/2023	11/21/2023	8,364,860.813	0.1846	1,544,176
08/03/2023	09/22/2023	11/21/2023	8,376,022.759	0.2909	2,436,174
Total dividends declared for the year ended September 30, 2023					$16,108,882

For the period from April 1, 2022 (commencement of operations) to September 30, 2022
05/06/2022	05/06/2022	07/08/2022	790,311.130	$0.0016	$1,279
05/06/2022	05/20/2022	07/08/2022	790,311.130	0.0267	21,078
05/06/2022	06/24/2022	09/15/2022	2,109,679.461	0.0743	156,840
05/06/2022	07/19/2022	09/15/2022	3,561,658.364	0.1167	415,675
08/05/2022	08/30/2022	11/23/2022	3,561,658.364	0.0104	37,086
08/05/2022	09/20/2022	11/23/2022	3,573,803.940	0.0253	90,566
Total dividends declared for the period from April 1, 2022 (commencement of operations) to September 30, 2022					$722,524

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes the Company’s distributions reinvested during the year ended September 30, 2023:

Payment Date	DRIP Shares Issued	NAV ($) Per Share	DRIP Shares Value (1)
For the year ended September 30, 2023
November 23, 2022	2,657.828	$15.00	$39,867
December 29, 2022	30,829.580	15.00	462,444
March 1, 2023	17,801.196	15.00	267,018
March 22, 2023	22,391.978	15.00	335,880
May 24, 2023	77,682.843	15.00	1,165,243
June 22, 2023	27,927.167	15.00	418,907
August 23, 2023	26,042.627	15.00	390,639
September 20, 2023	11,161.946	15.00	167,429
	216,495.165		$3,247,427

(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Note 13. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

Through a series of amendments on October 13, 2023 and November 15, 2023, the Company and GBDC 4 Funding amended the PNC Facility with PNC Bank to, among other things, increase the borrowing capacity from $195,000,000 to $300,000,000 and update the applicable margin range of 2.00% to 2.40% such that borrowings under the PNC Facility will bear interest, at the Company’s election and depending on the currency of the borrowing, of either the Eurocurrency Rate, the Daily Simple RFR, the Daily Simple SOFR, the Term SOFR Rate, or the Base Rate plus a margin ranging from 2.10% to 2.45%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GBDC 4 Funding securing the facility. The other material terms of the PNC Facility were unchanged.

On October 17, 2023 and November 17, 2023, the Company issued capital calls to stockholders that were due on October 27, 2023 and November 28, 2023, respectively. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	10/27/2023	4,433,368.360	$15.00	$66,500,525
Issuance of Shares	11/28/2023	2,849,722.599	$15.00	$42,745,839

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
On August 3, 2023 and November 17, 2023, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
October 20, 2023	December 27, 2023
In an amount (if positive) such that the net asset value of the Company as of October 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2023 through October 31, 2023 and the payment of this distribution is $15.00 per share

November 20, 2023	December 27, 2023
In an amount (if positive) such that the net asset value of the Company as of November 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period November 1, 2023 through November 30, 2023 and the payment of this distribution is $15.00 per share

December 15, 2023	February 20, 2024
In an amount (if positive) such that the net asset value of the Company as of December 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period December 1, 2023 through December 31, 2023 and the payment of this distribution is $15.00 per share

January 19, 2024	March 19, 2024
In an amount (if positive) such that the net asset value of the Company as of January 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2024 through January 31, 2024 and the payment of this distribution is $15.00 per share

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Controls and Procedures

As of September 30, 2023 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occured during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b) Management's Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c) Changes in Internal Controls over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15: Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 110
(2)	Financial Statement Schedules — None
(3)	Exhibits
EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
3.3	Amended and Restated Bylaws approved on August 5, 2022 by the Board of Directors of Golub Capital BDC 4, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q (File No. 814-01504), filed on August 12, 2022).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
4.2	Description of securities	*
10.1	Investment Advisory Agreement, dated as of April 1, 2022, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.2	Waiver Agreement, dated as of April 1, 2022, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.3	Administration Agreement, dated as of April 1, 2022, by and between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.4	Custody Agreement, dated as of March 31, 2022, by and between the Registrant and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.5	Trademark License Agreement, dated as of April 1, 2022, by and between Golub Capital LLC and the Registrant (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.6	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.8	Revolving Loan Agreement, dated as of April 12, 2022, by and among Golub Capital BDC 4, Inc., as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.8 to the Registrant’s Amended Registration Statement on Form 10 (File No. 000-56410), filed on May 17, 2022).

Number	Description

10.9	First Amendment to Amended and Restated Revolving Loan Agreement, dated as of June 15, 2022, by and among Golub Capital BDC 4, Inc., as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on June 16, 2022).
10.10	Revolving Credit and Security Agreement, dated as of July 8, 2022, by and among Golub Capital BDC 4, Inc. and Golub Capital BDC 4 Funding LLC, as the borrowers, PNC Bank, National Association, as administrative agent, collateral agent, and a Lender, and PNC Capital Markets LLC, as structuring agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on July 13, 2022).
10.11	Increase Notice Regarding that certain Revolving Credit and Security Agreement, dated as of July 8, 2022, by and among Golub Capital BDC 4, Inc., a Maryland corporation, Golub Capital BDC 4 Funding LLC, a Delaware limited liability company , PNC Bank, National Association, as Administrative Agent for the Secured Parties, the Collateral Agent and a Lender, PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of November 2, 2022. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on November 8, 2022).
10.12	Increase Notice Regarding that certain Revolving Credit and Security Agreement, dated as of July 8, 2022, as amended by that certain first amendment to revolving credit and security agreement, dated as of April 7, 2023, by and among Golub Capital BDC 4, Inc., a Maryland corporation, Golub Capital BDC 4 Funding LLC, a Delaware limited liability company, PNC Bank, National Association, as Administrative Agent for the Secured Parties, the Collateral Agent and a Lender, PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of June 14, 2023. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on June 30, 2023).
10.13	Second Amendment to Revolving Credit and Security Agreement, dated as of July 8, 2022, as amended by that certain first amendment to revolving credit and security agreement, dated as of April 7, 2023, by and among Golub Capital BDC 4, Inc., a Maryland corporation, Golub Capital BDC 4 Funding LLC, a Delaware limited liability company, PNC Bank, National Association, as Administrative Agent for the Secured Parties, the Collateral Agent and a Lender, PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of June 14, 2023. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on June 20, 2023).
10.14	Third Amendment to Revolving Credit and Security Agreement, dated as of July 8, 2022, as amended from time to time, by and among Golub Capital BDC 4, Inc., a Maryland corporation, Golub Capital BDC 4 Funding LLC, a Delaware limited liability company, PNC Bank, National Association, as Administrative Agent for the Secured Parties, the Collateral Agent and a Lender, PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of September 8, 2023. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on September 14, 2023).
10.15	Increase Notice Regarding that certain Revolving Credit and Security Agreement, dated as of July 8, 2022, as amended from time to time, by and among Golub Capital BDC 4, Inc., a Maryland corporation, Golub Capital BDC 4 Funding LLC, a Delaware limited liability company, PNC Bank, National Association, as Administrative Agent for the Secured Parties, the Collateral Agent and a Lender, PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of September 8, 2023 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on September 14, 2023).
10.16	Form Subscription Agreement (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on September 14, 2023).
10.17	Waiver Letter Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on September 14, 2023).
14.1	Code of Ethics of the Registrant and GC Advisors.	*
14.2	Code of Ethics of GC Advisors LLC.	*

Number	Description

21.1	List of subsidiaries.	*
24.1	Power of attorney (included on the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
99.1	Privacy Policy of the Registrant.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital BDC 4, Inc.
A Maryland Corporation

Date: December 5, 2023	By:	/s/ David B. Golub
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

Signature	Title	Date
/s/ David B. Golub	President, Chief Executive Officer and Director	December 5, 2023
David B. Golub	(Principal Executive Officer)
/s/ Christopher C. Ericson	Chief Financial Officer	December 5, 2023
Christopher C. Ericson	(Principal Financial and Accounting Officer)
/s/ Lawrence E. Golub	Chairman of the Board of Directors	December 5, 2023
Lawrence E. Golub
/s/ John T. Baily	Director	December 5, 2023
John T. Baily
/s/ Kenneth F. Bernstein	Director	December 5, 2023
Kenneth F. Bernstein
/s/ Lofton P. Holder	Director	December 5, 2023
Lofton P. Holder
/s/ Anita J. Rival	Director	December 5, 2023
Anita J. Rival
/s/ William M. Webster IV	Director	December 5, 2023
William M. Webster IV