Form 10-Q
period 2023-12-31
Golub Capital BDC 4, Inc.
filed 2024-02-12
CIK 1901612

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of February 12, 2024, the Registrant had 24,420,619.205 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2023	September 30, 2023
	(unaudited)
Assets
Non-controlled / non-affiliate company investments at fair value (amortized cost of $642,934 and $316,817, respectively)	$646,541	$318,915
Cash and cash equivalents	6,424	42,154
Foreign currencies (cost of $753 and $630, respectively)	785	685
Interest receivable	6,900	3,102
Capital call receivable	367	40
Deferred offering costs	171	153
Other assets	491	946
Total Assets	$661,679	$365,995
Liabilities
Debt	$179,969	$176,928
Less unamortized debt issuance costs	(1,342)	(1,004)
Debt less unamortized debt issuance costs	178,627	175,924
Other short-term borrowings	149,812	—
Interest payable	5,332	2,542
Distributions payable	4,370	3,981
Management and incentive fees payable	615	323
Accrued trustee fees	30	25
Accounts payable and other liabilities	871	516
Total Liabilities	339,657	183,311
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2023 and September 30, 2023	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 21,468,146.606 and 12,178,965.292 shares issued and outstanding as of December 31, 2023 and September 30, 2023, respectively	21	12
Paid in capital in excess of par	321,854	182,525
Distributable earnings (losses)	147	147
Total Net Assets	322,022	182,684
Total Liabilities and Total Net Assets	$661,679	$365,995
Number of common shares outstanding	21,468,146.606	12,178,965.292
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2023	2022
Investment income
Interest income	$14,359	$3,650
Payment-in-kind interest income	1,107	137
Dividend income	32	26
Fee income	48	10
Total investment income	15,546	3,823
Expenses
Interest and other debt financing expense	5,579	1,132
Base management fee	1,691	508
Incentive fee	1,783	450
Professional fees	234	163
Administrative service fee	104	34
General and administrative expenses	86	21
Total expenses	9,477	2,308
Base management fee waived (Note 4)	(1,076)	(324)
Incentive fee waived (Note 4)	(1,783)	(450)
Net expenses	6,618	1,534
Net investment income - before tax	8,928	2,289
Excise tax	15	37
Net investment income - after tax	8,913	2,252
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	(3)	—
Foreign currency transactions	(1)	52
Net realized gain (loss) on investment transactions	(4)	52
Net change in unrealized appreciation (depreciation) from:
Investments	1,061	(211)
Translation of assets and liabilities in foreign currencies	39	17
Net change in unrealized appreciation (depreciation) on investment transactions	1,100	(194)
Net gain (loss) on investment transactions	1,096	(142)
Net increase (decrease) in net assets resulting from operations	$10,009	$2,110
Per Common Share Data
Basic and diluted earnings per common share (Note 10)	$0.61	$0.40
Basic and diluted weighted average common shares outstanding (Note 10)	16,495,525	5,230,642

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share and per share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2022	4,628,404.940	$5	$69,421	$—	$69,426
Issuance of common stock	1,150,201.000	1	17,252	—	17,253
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	2,252	2,252
Net realized gain (loss) on investment transactions	—	—	—	52	52
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(194)	(194)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	33,487.408	—	502	—	502
Distributions from distributable earnings (losses)	—	—	—	(1,346)	(1,346)
Distributions declared and payable	—	—	—	(764)	(764)
Total increase (decrease) for the period ended December 31, 2022	1,183,688.408	1	17,754	—	17,755
Balance at December 31, 2022	5,812,093.348	$6	$87,175	$—	$87,181
Balance at September 30, 2023	12,178,965.292	$12	$182,525	$147	$182,684
Issuance of common stock	9,182,905.959	9	137,735	—	137,744
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	8,913	8,913
Net realized gain (loss) on investment transactions	—	—	—	(4)	(4)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	1,100	1,100
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	106,275.355	—	1,594	—	1,594
Distributions from distributable earnings (losses)	—	—	—	(5,639)	(5,639)
Distributions declared and payable	—	—	—	(4,370)	(4,370)
Total increase (decrease) for the three months ended December 31, 2023	9,289,181.314	9	139,329	—	139,338
Balance at December 31, 2023	21,468,146.606	$21	$321,854	$147	$322,022

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$10,009	$2,110
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	207	65
Accretion of discounts and amortization of premiums	(405)	(135)
Net realized (gain) loss on investments	3	—
Net realized (gain) loss on foreign currency transactions	1	(52)
Net change in unrealized (appreciation) depreciation on investments	(1,061)	211
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(39)	(17)
Proceeds from (fundings of) revolving loans, net	(264)	(56)
Fundings of investments	(324,906)	(57,117)
Proceeds from principal payments and sales of portfolio investments	465	3,305
Payment-in-kind interest capitalized	(979)	(115)
Non-cash dividends capitalized	(32)	(26)
Changes in operating assets and liabilities:
Interest receivable	(3,798)	(369)
Other assets	455	—
Interest payable	2,790	574
Management and incentive fees payable	292	79
Accrued trustee fees	5	20
Accounts payable and other liabilities	355	6
Net cash provided by (used in) operating activities	(316,902)	(51,517)
Cash flows from financing activities
Borrowings on debt	156,901	31,000
Repayments of debt	(154,300)	(13,500)
Proceeds from other short-term borrowings	149,812	—
Capitalized debt issuance costs	(545)	(191)
Deferred offering costs	(18)	(1)
Proceeds from issuance of common shares	137,417	17,265
Distributions paid	(8,026)	(972)
Net cash provided by (used in) financing activities	281,241	33,601
Net change in cash and cash equivalents and foreign currencies	(35,661)	(17,916)
Effect of foreign currency exchange rates	31	52
Cash and cash equivalents and foreign currencies, beginning of period	42,839	21,746
Cash and cash equivalents and foreign currencies, end of period	$7,209	$3,882
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,583	$493
Distributions declared for the period	10,009	2,110
Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$327	$(12)
Stock issued in connection with dividend reinvestment plan	1,594	502
Change in distributions payable	389	636

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands, except share and per share data)
The following table provides a reconciliation of cash and cash equivalents and foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	December 31, 2023	September 30, 2023
Cash and cash equivalents	$6,424	$42,154
Foreign currencies (cost of $753 and $630, respectively)	785	685
Total cash and cash equivalents and foreign currencies shown in the Consolidated Statements of Cash Flows	$7,209	$42,839
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
PPW Aero Buyer, Inc.*	One stop	SF +	7.00%	(h)(i)	12.35%		02/2029	$14,838	$14,457	4.6%	$14,838
PPW Aero Buyer, Inc.	One stop	SF +	7.00%	(i)	12.35%		02/2029	3	2	—	3
								14,841	14,459	4.6	14,841
Automobiles
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(j)	10.47%		12/2029	810	794	0.2	794
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(j)	10.47%		12/2029	169	165	0.1	165
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(j)	10.47%		12/2029	14	10	—	10
High Bar Brands Operating, LLC(5)	Senior secured	SF +	5.25%		N/A(6)		12/2029	—	(3)	—	(3)
National Express Wash Parent Holdco, LLC(19)	One stop	SF +	5.50%	(i)(j)	10.86%		07/2029	6,727	6,674	2.0	6,525
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.50%		N/A(6)		07/2029	—	(2)	—	(6)
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	6.00%		N/A(6)		07/2029	—	(227)	(0.1)	(233)
Spotless Brands, LLC	One stop	SF +	6.50%	(i)	12.03%		07/2028	1,954	1,924	0.6	1,954
Spotless Brands, LLC	One stop	SF +	6.50%	(i)	12.03%		07/2028	212	210	0.1	212
Spotless Brands, LLC	One stop	SF +	6.50%	(i)	12.04%		07/2028	158	156	—	158
Spotless Brands, LLC	One stop	SF +	6.50%	(h)	11.96%		07/2028	6	6	—	6
Yorkshire Parent, Inc.	One stop	SF +	0.06	(i)	0.1139		12/2029	17,886	17,709	5.5	17,707
Yorkshire Parent, Inc.(5)	One stop	SF +	0.06	(h)	0.1136		12/2029	16	(29)	—	(29)
Yorkshire Parent, Inc.(5)	One stop	SF +	0.06		N/A(6)		12/2029	—	(88)	—	(89)
								27,952	27,299	8.4	27,171
Banks
OSP Hamilton Purchaser, LLC	One stop	SF +	5.50%	(i)	10.87%		12/2029	3,939	3,900	1.2	3,900
OSP Hamilton Purchaser, LLC(5)	One stop	SF +	5.50%		N/A(6)		12/2029	—	(36)	—	(37)
OSP Hamilton Purchaser, LLC(5)	One stop	SF +	5.50%		N/A(6)		12/2029	—	(6)	—	(7)
								3,939	3,858	1.2	3,856
Beverages
Financial Information Technologies, LLC(18)	One stop	N/A			14.00%	PIK	06/2031	8,362	8,143	2.5	8,195
Financial Information Technologies, LLC*	One stop	SF +	6.50%	(i)	11.85%		06/2030	6,506	6,415	2.1	6,668
Financial Information Technologies, LLC*	One stop	SF +	5.50%	(i)	10.85%		06/2030	1,305	1,295	0.4	1,295
Financial Information Technologies, LLC(5)	One stop	SF +	6.50%		N/A(6)		06/2030	—	(1)	—	—
Financial Information Technologies, LLC(5)	One stop	SF +	5.50%		N/A(6)		06/2030	—	(21)	—	(21)
								16,173	15,831	5.0	16,137
Commercial Services and Supplies
BradyIFS Holdings, LLC(19)	One stop	SF +	6.00%	(i)	11.38%		10/2029	21,054	20,644	6.4	20,633
BradyIFS Holdings, LLC	One stop	SF +	6.00%	(i)	11.37%		10/2029	568	546	0.2	522
BradyIFS Holdings, LLC(5)	One stop	SF +	6.00%		N/A(6)		10/2029	—	(38)	—	(39)
Encore Holdings, LLC	One stop	SF +	5.00%	(i)	10.45%		11/2028	6,035	5,854	1.8	5,775
Encore Holdings, LLC*	One stop	SF +	5.00%	(i)	10.45%		11/2028	2,589	2,540	0.8	2,537
Kleinfelder Intermediate, LLC*	One stop	SF +	6.25%	(i)	11.63%		09/2030	2,052	2,013	0.6	2,011
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2028	—	(5)	—	(6)
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2030	—	(4)	—	(4)
								32,298	31,550	9.8	31,429
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Consumer Services
Apex Service Partners, LLC(18)(19)	One stop	SF +	7.00%	(i)	10.40%	cash/	2.00%	PIK	10/2030	$23,693	$23,343	7.3%	$23,397
Apex Service Partners, LLC(18)	One stop	SF +	7.00%	(i)	10.38%	cash/	2.00%	PIK	10/2030	1,259	1,189	0.4	1,189
Apex Service Partners, LLC	One stop	SF +	6.50%	(a)(i)	12.76%				10/2029	147	125	—	124
DP Flores Holdings, LLC	One stop	SF +	6.25%	(i)	11.60%				09/2028	3,221	3,176	1.0	3,221
DP Flores Holdings, LLC	One stop	SF +	6.25%	(i)	11.60%				09/2028	500	494	0.2	500
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(1)	—	—
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(8)	—	—
Entomo Brands Acquisitions, Inc.*	Senior secured	SF +	5.50%	(i)	11.00%				07/2029	873	861	0.3	873
Entomo Brands Acquisitions, Inc.(5)	Senior secured	SF +	5.50%		N/A(6)				07/2029	—	(1)	—	—
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(h)	10.94%				07/2029	73	66	—	73
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(i)	11.12%				06/2029	1,159	1,141	0.3	1,148
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(h)	11.11%				06/2028	8	6	—	7
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	11.21%				04/2029	665	655	0.2	638
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	11.21%				04/2029	394	384	0.1	360
Mario Purchaser, LLC(18)	One stop	SF +	10.75%	(i)	16.21%	PIK			04/2032	369	363	0.1	355
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	11.21%				04/2028	21	20	—	19
NSG Buyer, Inc. (19)	One stop	SF +	6.50%	(h)	11.96%				11/2029	11,845	11,646	3.7	11,963
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(8)	—	(8)
NSG Buyer, Inc. (5)	One stop	SF +	0.0575		N/A(6)				11/2029	—	(34)	—	(34)
Virginia Green Acquisition, LLC	One stop	SF +	0.055	(j)	0.1075				12/2030	19,998	19,799	6.1	19,798
Virginia Green Acquisition, LLC	One stop	SF +	0.055	(j)	0.1075				12/2029	400	368	0.1	368
Virginia Green Acquisition, LLC(5)	One stop	SF +	0.055		N/A(6)				12/2030	—	(80)	—	(80)
										64,625	63,504	19.8	63,911
Diversified Financial Services
Avalara, Inc.	One stop	SF +	7.25%	(i)	12.60%				10/2028	2,655	2,602	0.8	2,655
Avalara, Inc.(5)	One stop	SF +	7.25%		N/A(6)				10/2028	—	(2)	—	—
Finastra USA, Inc.(19)	One stop	SF +	7.25%	(j)	12.71%				09/2029	9,950	9,761	3.1	9,751
Finastra USA, Inc.	One stop	SF +	7.25%	(h)	12.61%				09/2029	13	12	—	12
Higginbotham Insurance Agency, Inc.	One stop	SF +	5.50%	(h)	10.96%				11/2028	4,860	4,818	1.5	4,860
										17,478	17,191	5.4	17,278
Electrical Equipment
Power Grid Holdings, Inc.	One stop	SF +	4.75%	(i)	10.14%				12/2030	710	696	0.2	696
Power Grid Holdings, Inc.	One stop	SF +	4.75%	(i)	10.12%				12/2030	9	5	—	5
										719	701	0.2	701
Electronic Equipment, Instruments and Components
CST Holding Company	One stop	SF +	6.50%	(h)	11.96%				11/2028	5,441	5,309	1.7	5,441
CST Holding Company	One stop	SF +	6.50%	(h)	11.96%				11/2028	5	4	—	5
										5,446	5,313	1.7	5,446
Food Products
Blast Bidco Inc.*	One stop	SF +	6.00%	(i)	11.35%				10/2030	17,112	16,864	5.3	16,941
Blast Bidco Inc.(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(29)	—	(20)
										17,112	16,835	5.3	16,921
Health Care Technology
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(h)	11.11%				05/2028	471	467	0.2	467
Coding Solutions Acquisition, Inc.	One stop	SF +	5.75%	(h)	11.11%				05/2028	143	141	—	142
Coding Solutions Acquisition, Inc.*	One stop	SF +	6.00%	(h)	11.36%				05/2028	63	61	—	63
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(h)	11.11%				05/2028	24	24	—	24
Coding Solutions Acquisition, Inc.(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(3)	—	—
Color Intermediate, LLC	One stop	SF +	5.50%	(i)	10.95%				10/2029	2,371	2,332	0.8	2,371
Crow River Buyer, Inc.	One stop	SF +	7.75%	(i)	13.13%				01/2029	1,175	1,155	0.4	1,175
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)				01/2029	—	(1)	—	—
Neptune Holdings, Inc.*	One stop	SF +	6.00%	(j)	11.50%				09/2030	6,334	6,243	1.9	6,255
Neptune Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				08/2029	—	(1)	—	(1)
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Plasma Buyer LLC	One stop	SF +	5.75%	(i)	11.10%	05/2029	$485	$477	0.1%	$460
Plasma Buyer LLC	One stop	SF +	5.75%	(i)	11.10%	05/2028	18	17	—	16
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)	05/2029	—	(1)	—	—
							11,084	10,911	3.4	10,972
Healthcare Equipment and Supplies
Belmont Instrument, LLC	One stop	SF +	6.25%	(i)	11.60%	08/2028	4,202	4,169	1.3	4,202
Belmont Instrument, LLC	One stop	SF +	6.25%	(i)	11.60%	08/2028	32	32	—	32
TIDI Legacy Products, Inc.	One stop	SF +	5.50%	(h)	10.86%	12/2029	2,208	2,186	0.7	2,186
TIDI Legacy Products, Inc.(5)	One stop	SF +	5.50%		N/A(6)	12/2029	—	(7)	—	(7)
TIDI Legacy Products, Inc.(5)	One stop	SF +	5.50%		N/A(6)	06/2025	—	(3)	—	—
YI, LLC	One stop	SF +	5.75%	(i)	11.09%	12/2029	8,601	8,415	2.6	8,429
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)	12/2029	—	(16)	—	(32)
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)	12/2029	—	(18)	—	(18)
							15,043	14,758	4.6	14,792
Healthcare Providers and Services
Bamboo US Bidco LLC*	One stop	SF +	6.00%	(i)	11.38%	09/2030	4,849	4,709	1.5	4,703
Bamboo US Bidco LLC*(7)(8)	One stop	E +	6.00%	(c)	9.95%	09/2030	3,330	3,098	1.0	3,230
Bamboo US Bidco LLC(5)	One stop	SF +	6.00%		N/A(6)	09/2029	—	(29)	—	(30)
Bamboo US Bidco LLC	One stop	SF +	6.00%	(h)	11.36%	09/2030	52	41	—	41
Community Care Partners, LLC	One stop	SF +	6.00%	(h)	11.47%	06/2026	350	348	0.1	329
Community Care Partners, LLC	One stop	SF +	6.00%		N/A(6)	06/2026	—	—	—	—
							8,581	8,167	2.6	8,273
Hotels, Restaurants and Leisure
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	11.53%	08/2028	1,352	1,342	0.4	1,352
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	11.51%	08/2028	106	104	—	106
Barteca Restaurants, LLC(5)	One stop	SF +	6.00%		N/A(6)	08/2028	—	(1)	—	—
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(i)	11.85%	10/2028	4,642	4,590	1.5	4,642
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(i)(j)	11.87%	10/2028	703	696	0.2	703
ESN Venture Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)	10/2028	—	(25)	—	—
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(i)	11.86%	10/2028	32	31	—	32
GFP Atlantic Holdco 2, LLC	One stop	SF +	6.00%	(i)	11.62%	11/2027	3,659	3,588	1.1	3,585
GFP Atlantic Holdco 2, LLC(5)	One stop	SF +	6.00%		N/A(6)	11/2027	—	(79)	—	(163)
Health Buyer, LLC	Senior secured	SF +	5.25%	(i)	10.75%	04/2029	233	231	0.1	232
Health Buyer, LLC*	Senior secured	SF +	5.50%	(i)	10.85%	04/2029	120	117	—	120
Health Buyer, LLC	Senior secured	SF +	5.25%		N/A(6)	04/2028	—	—	—	—
Health Buyer, LLC(5)	Senior secured	SF +	5.50%		N/A(6)	04/2029	—	(1)	—	—
YE Brands Holding, LLC*	One stop	SF +	5.75%	(i)	11.20%	10/2027	7,157	7,092	2.2	7,157
YE Brands Holding, LLC	One stop	SF +	5.50%	(h)	10.96%	10/2027	26	26	—	26
							18,030	17,711	5.5	17,792
Household Durables
Groundworks LLC*	One stop	SF +	6.50%	(i)	11.90%	03/2030	1,855	1,807	0.6	1,855
Groundworks LLC	One stop	SF +	6.50%	(h)(i)	11.86%	03/2030	45	40	—	45
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)	03/2029	—	(1)	—	—
							1,900	1,846	0.6	1,900
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Industrial Conglomerates
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(i)	11.20%				07/2027	$584	$576	0.2%	$573
Dwyer Instruments, Inc.(5)	One stop	SF +	5.75%		N/A(6)				07/2027	—	(1)	—	(1)
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(h)(i)	11.20%				07/2027	148	146	0.1	145
Dwyer Instruments, Inc.*	One stop	SF +	5.75%	(j)	11.09%				07/2027	74	73	—	73
Dwyer Instruments, Inc.(5)	One stop	SF +	5.75%		N/A(6)				07/2027	—	(1)	—	(1)
Excelitas Technologies Corp.	One stop	SF +	5.75%	(i)	11.23%				08/2029	720	708	0.2	713
Excelitas Technologies Corp.(7)(8)	One stop	E +	5.75%	(c)	9.75%				08/2029	123	113	—	122
Excelitas Technologies Corp.	One stop	SF +	5.75%	(a)(i)	11.29%				08/2028	40	40	—	40
Excelitas Technologies Corp.	One stop	SF +	5.75%	(i)	11.22%				08/2029	63	62	—	63
										1,752	1,716	0.5	1,727
Insurance
Captive Resources Midco, LLC(18)	One stop	SF +	5.25%	(h)	5.31%	cash/	5.80%	PIK	07/2029	7,118	7,011	2.2	7,118
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(3)	—	—
Disco Parent, Inc.*	One stop	SF +	7.50%	(i)	12.89%				03/2029	1,047	1,024	0.3	1,047
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC*	One stop	SF +	5.50%	(i)	10.87%				12/2030	14,298	14,156	4.4	14,155
Doxa Insurance Holdings LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(31)	—	(31)
Doxa Insurance Holdings LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2030	—	(135)	—	(136)
Integrated Specialty Coverages, LLC*	One stop	SF +	6.00%	(h)(i)(j)	11.40%				07/2030	1,005	981	0.3	1,005
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2030	—	(3)	—	—
Integrity Marketing Acquisition, LLC	One stop	SF +	6.50%		N/A(6)				08/2026	—	—	—	—
Integrity Marketing Acquisition, LLC	One stop	SF +	6.00%	(i)	11.39%				08/2026	445	417	0.1	382
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(h)	11.09%				11/2029	9,244	9,154	2.8	9,151
Oakbridge Insurance Agency LLC(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(14)	—	(15)
Oakbridge Insurance Agency LLC(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(44)	—	(45)
Paisley Bidco Limited(7)(8)(9)	One stop	E +	6.75%	(c)	10.70%				03/2028	266	254	0.1	264
Paisley Bidco Limited(5)(7)(8)(9)	One stop	SN +	7.00%		N/A(6)				03/2028	—	(6)	—	(5)
Paisley Bidco Limited(7)(8)(9)	One stop	E +	0.0675	(c)	0.107				03/2028	252	238	0.1	249
Pareto Health Intermediate Holdings, Inc.*	One stop	SF +	0.065	(j)	0.1197				05/2030	4,149	4,073	1.3	4,149
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	0.065	(j)	0.1197				05/2030	1,383	1,358	0.4	1,383
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	0.065		N/A(6)				06/2029	—	(1)	—	—
										39,207	38,427	12.0	38,671
IT Services
Critical Start, Inc.(18)	One stop	SF +	6.75%	(i)	8.54%	cash/	3.63%	PIK	05/2028	509	506	0.2	504
Critical Start, Inc.*(18)	One stop	SF +	6.75%	(i)	8.54%	cash/	3.63%	PIK	05/2028	258	254	0.1	256
Critical Start, Inc.	One stop	SF +	6.25%	(g)	11.57%				05/2028	27	26	—	26
Goldcup 31018 AB(7)(8)(11)(18)	One stop	E +	6.50%	(d)	10.43%	PIK			07/2029	789	713	0.2	781
Goldcup 31018 AB(7)(8)(11)(18)	One stop	E +	6.50%	(d)	10.43%	PIK			07/2029	74	70	—	72
Goldcup 31018 AB(5)(7)(8)(11)	One stop	E +	6.25%		N/A(6)				01/2029	—	(1)	—	(1)
Netwrix Corporation(19)	One stop	SF +	5.00%	(i)(j)	10.39%				06/2029	9,414	9,353	2.9	9,226
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(1)	—	(4)
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(13)	—	(52)
Netwrix Corporation(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(112)	—	(114)
PDQ Intermediate, Inc.(18)	Subordinated debt	N/A			13.75%	PIK			10/2031	50	49	—	49
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(i)	16.13%				10/2026	336	331	0.1	336
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(i)	16.13%				10/2026	106	106	—	106
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(i)	16.13%				10/2026	38	37	—	38
Transform Bidco Limited(7)(9)	One stop	SF +	7.00%		N/A(6)				06/2030	—	—	—	—
Transform Bidco Limited*(7)(9)	One stop	SF +	7.00%		N/A(6)				12/2030	—	—	—	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
WPEngine, Inc.*	One stop	SF +	6.50%	(j)	11.92%				08/2029	$1,069	$1,049	0.3%	$1,069
WPEngine, Inc.(5)	One stop	SF +	6.50%		N/A(6)				08/2029	—	(1)	—	—
Zarya Holdco, Inc.	One stop	SF +	6.50%	(i)	11.89%				07/2027	976	976	0.3	976
Zarya Holdco, Inc.	One stop	SF +	6.50%	(i)	11.87%				07/2027	40	40	—	40
										13,686	13,382	4.1	13,308
Life Sciences Tools & Services
Celerion Buyer, Inc.	One stop	SF +	6.50%	(j)	11.93%				11/2029	10,214	10,003	3.2	10,214
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(34)	—	—
										10,214	9,968	3.2	10,214
Machinery
Blackbird Purchaser, Inc.*	One stop	SF +	5.50%	(i)	10.86%				12/2030	23,473	23,240	7.2	23,238
Blackbird Purchaser, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2030	—	(46)	—	(46)
Blackbird Purchaser, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2030	—	(31)	—	(31)
										23,473	23,163	7.2	23,161
Oil, Gas & Consumable Fuels
Envernus, Inc.*	One stop	SF +	5.50%	(h)	10.86%				12/2029	16,078	15,838	4.9	15,837
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(19)	—	(20)
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(6)	—	(6)
										16,078	15,813	4.9	15,811
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.50%	(i)	10.85%				05/2029	786	774	0.3	763
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(i)	11.10%				05/2029	140	138	—	138
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(j)	11.21%				05/2029	53	52	—	51
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(h)	11.11%				05/2029	74	72	—	72
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(j)	11.21%				05/2029	9	9	—	9
										1,062	1,045	0.3	1,033
Professional Services
ALKU Intermediate Holdings, LLC*	One stop	SF +	6.25%	(h)	11.61%				05/2029	1,275	1,258	0.4	1,275
bswift, LLC	One stop	SF +	6.38%	(i)	11.78%				11/2028	1,131	1,102	0.4	1,131
Citrin Cooperman Advisors LLC	One stop	SF +	5.75%	(i)(j)	11.26%				10/2027	486	483	0.2	485
Citrin Cooperman Advisors LLC	One stop	SF +	6.25%	(j)	11.82%				10/2027	211	206	0.1	211
Citrin Cooperman Advisors LLC	One stop	SF +	6.25%	(j)	11.78%				10/2027	48	47	—	48
Citrin Cooperman Advisors LLC*	One stop	SF +	5.25%	(h)	10.68%				10/2027	34	33	—	33
Citrin Cooperman Advisors LLC(5)	One stop	SF +	5.25%		N/A(6)				10/2027	—	(2)	—	(2)
DISA Holdings Corp.	Senior secured	SF +	5.50%	(h)	10.84%				09/2028	718	707	0.2	718
DISA Holdings Corp.(18)	Subordinated debt	SF +	10.00%	(h)	13.36%	cash/	2.00%	PIK	03/2029	51	50	—	51
DISA Holdings Corp.	Senior secured	SF +	5.50%	(h)	10.84%				09/2028	51	50	—	51
DISA Holdings Corp.	One stop	SF +	5.50%	(h)	10.84%				09/2028	43	42	—	43
DISA Holdings Corp.	Senior secured	SF +	5.50%	(h)	10.85%				09/2028	9	9	—	9
										4,057	3,985	1.3	4,053
Software
Anaplan, Inc.	One stop	SF +	6.50%	(i)	11.85%				06/2029	22,836	22,658	7.1	22,836
Anaplan, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(2)	—	—
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(f)	10.44%				06/2029	651	611	0.2	625
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(f)	10.44%				06/2029	340	310	0.1	326
Arrow Buyer, Inc.*	One stop	SF +	6.50%	(i)	11.85%				06/2030	4,716	4,607	1.5	4,716
Arrow Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2030	—	(13)	—	—
Avetta, LLC(19)	One stop	SF +	5.75%	(i)	11.15%				10/2030	17,085	16,712	5.2	16,700
Avetta, LLC(5)	One stop	SF +	5.75%		N/A(6)				10/2029	—	(36)	—	(37)
Bloomerang, LLC*	One stop	SF +	6.00%	(j)	11.19%				12/2029	13,536	13,400	4.2	13,400
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(30)	—	(30)
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(41)	—	(41)
Bynder BidCo, Inc.& Bynder BidCo B.V.(7)(14)	One stop	SF +	7.25%	(i)	12.63%				01/2029	956	931	0.3	956
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Bynder BidCo, Inc.& Bynder BidCo B.V.(7)(14)	One stop	SF +	7.25%	(i)	12.63%				01/2029	$365	$355	0.1%	$365
Bynder BidCo, Inc.& Bynder BidCo B.V.(7)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(7)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(1)	—	—
Camelia Bidco Limited*(7)(8)(9)	One stop	SN +	6.25%	(f)	11.44%				08/2030	652	639	0.2	642
Camelia Bidco Limited*(7)(8)(9)	One stop	A +	6.25%	(e)	10.57%				08/2030	43	40	—	42
Camelia Bidco Limited*(5)(7)(8)(9)	One stop	SN +	6.25%		N/A(6)				08/2030	—	(4)	—	(4)
Coupa Holdings, LLC*	One stop	SF +	7.50%	(h)	12.86%				02/2030	8,392	8,208	2.6	8,308
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2029	—	(1)	—	(1)
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2030	—	(8)	—	(8)
Crewline Buyer, Inc.	One stop	SF +	6.75%	(i)	12.10%				11/2030	28,243	27,828	8.7	27,890
Crewline Buyer, Inc.(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(43)	—	(37)
Denali Bidco Limited*(7)(8)(9)	One stop	SN +	6.00%	(f)	11.19%				08/2030	2,478	2,403	0.8	2,454
Denali Bidco Limited*(7)(8)(9)	One stop	E +	6.00%	(b)	9.84%				08/2030	623	599	0.2	616
Denali Bidco Limited(5)(7)(8)(9)	One stop	SN +	6.00%		N/A(6)				08/2030	—	(10)	—	(9)
Evergreen IX Borrower 2023, LLC*	One stop	SF +	6.00%	(i)	11.35%				09/2030	13,306	12,986	4.0	12,973
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(35)	—	(37)
GTY Technology Holdings, Inc.(18)	One stop	SF +	6.88%	(i)	7.92%	cash/	4.30%	PIK	07/2029	4,107	4,047	1.3	4,025
GTY Technology Holdings, Inc.(18)	One stop	SF +	6.88%	(i)	7.95%	cash/	4.30%	PIK	07/2029	2,682	2,637	0.8	2,629
GTY Technology Holdings, Inc.(18)	One stop	SF +	6.88%	(i)	7.92%	cash/	4.30%	PIK	07/2029	492	488	0.1	482
GTY Technology Holdings, Inc.	One stop	P +	5.25%	(a)	13.75%				07/2029	11	9	—	9
GTY Technology Holdings, Inc.(5)	One stop	SF +	7.13%		N/A(6)				07/2029	—	(22)	—	(22)
Hyland Software, Inc.(19)	One stop	SF +	6.00%	(h)	11.36%				09/2030	24,900	24,542	7.6	24,527
Hyland Software, Inc.(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(2)
ICIMS, Inc.(18)	One stop	SF +	7.25%	(i)	8.74%	cash/	3.88%	PIK	08/2028	5,622	5,550	1.7	5,510
ICIMS, Inc.	One stop	SF +	6.75%	(i)	12.10%				08/2028	27	26	—	23
ICIMS, Inc.(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(23)
IQN Holding Corp.	One stop	SF +	5.25%	(i)	10.64%				05/2029	1,489	1,478	0.4	1,459
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2028	—	(1)	—	(2)
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(5)	—	(7)
Island Bidco AB(7)(8)(11)(18)	One stop	E +	7.25%	(d)	3.89%	cash/	7.25%	PIK	07/2028	660	621	0.2	660
Island Bidco AB(7)(11)(18)	One stop	SF +	7.00%	(j)	8.68%	cash/	3.50%	PIK	07/2028	305	303	0.1	305
Island Bidco AB(7)(11)	One stop	SF +	6.50%	(j)	11.83%				07/2028	30	30	—	30
Island Bidco AB(5)(7)(8)(11)	One stop	E +	6.50%		N/A(6)				07/2028	—	(1)	—	—
Kaseya Inc.(18)	One stop	SF +	6.00%	(i)	8.88%	cash/	2.50%	PIK	06/2029	4,500	4,447	1.4	4,455
Kaseya Inc.(18)	One stop	SF +	5.50%	(h)	10.86%				06/2029	68	66	—	65
Kaseya Inc.(18)	One stop	SF +	6.00%	(i)	8.88%	cash/	2.50%	PIK	06/2029	16	14	—	14
LeadsOnline, LLC*	One stop	SF +	6.00%	(i)	11.49%				02/2028	4,994	4,879	1.6	4,994
LeadsOnline, LLC*	One stop	SF +	6.00%	(i)	11.49%				02/2028	881	861	0.3	881
LeadsOnline, LLC	One stop	SF +	6.00%	(h)	11.46%				02/2028	8	7	—	8
Navex TopCo, Inc.(19)	One stop	SF +	5.75%	(h)	11.11%				11/2030	28,678	28,116	8.7	28,104
Navex TopCo, Inc.(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(49)	—	(51)
Panzura, LLC(18)	One stop	N/A			2.00%	cash/	15.00%	PIK	08/2027	52	47	—	47
PING Identity Holding Corp.	One stop	SF +	7.00%	(h)	12.36%				10/2029	2,213	2,185	0.7	2,213
PING Identity Holding Corp.(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1)	—	—
Quant Buyer, Inc.	One stop	SF +	6.00%	(j)	11.39%				06/2029	6,510	6,460	2.0	6,315
Quant Buyer, Inc.	One stop	SF +	6.00%	(j)	11.39%				06/2029	5,485	5,442	1.6	5,320
Quant Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(1)	—	(5)
Quant Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(104)	—	—
Rainforest Bidco Limited(7)(8)(9)(18)	One stop	SN +	5.43%	(f)	8.68%	cash/	1.93%	PIK	07/2029	722	661	0.2	697
Rainforest Bidco Limited(7)(9)(18)	One stop	SF +	5.43%	(g)	8.82%	cash/	1.93%	PIK	07/2029	134	133	—	129
Rainforest Bidco Limited(7)(8)(9)(18)	One stop	SN +	5.43%	(f)	8.68%	cash/	1.93%	PIK	07/2029	53	49	—	51
Rainforest Bidco Limited(5)(7)(8)(9)	One stop	SN +	6.50%		N/A(6)				07/2029	—	(123)	—	—
SailPoint Technologies Holdings, Inc.	One stop	SF +	6.00%	(h)	11.36%				08/2029	6,827	6,716	2.1	6,759
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				08/2028	$—	$(1)	—%	$(2)
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%	(j)	11.68%				07/2028	543	531	0.2	543
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC(5)(7)(13)	One stop	SF +	6.00%		N/A(6)				07/2028	—	(2)	—	—
Zendesk, Inc.(18)	One stop	SF +	6.75%	(i)	8.86%	cash/	3.25%	PIK	11/2028	9,809	9,653	3.0	9,809
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(19)	—	—
										226,040	221,730	69.2	222,594
Specialty Retail
Cavender Stores L.P.*	Senior secured	SF +	5.00%	(i)	10.35%				10/2029	25,000	24,760	7.7	24,750
PetVet Care Centers LLC	One stop	SF +	6.00%	(h)	11.36%				11/2030	13,032	12,776	4.0	12,771
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(38)	—	(39)
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(17)	—	(17)
PPV Intermediate Holdings, LLC(18)	One stop	N/A			14.75%	PIK			08/2030	$7,214	$7,019	2.2	$6,997
PPV Intermediate Holdings, LLC(19)	One stop	SF +	5.75%	(i)	11.14%				08/2029	6,612	6,518	2.0	6,480
PPV Intermediate Holdings, LLC(18)	One stop	N/A			13.75%	PIK			08/2030	757	744	0.2	704
PPV Intermediate Holdings, LLC(18)	One stop	N/A			13.75%	PIK			08/2030	175	173	—	163
PPV Intermediate Holdings, LLC(18)	One stop	N/A			13.75%	PIK			08/2030	32	32	—	30
PPV Intermediate Holdings, LLC(18)	One stop	N/A			13.75%	PIK			08/2030	32	29	—	29
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(6)	—	(8)
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.60%				08/2028	4,447	4,412	1.4	4,402
Salon Lofts Group, LLC(18)	Second lien	SF +	9.00%	(i)	14.43%				09/2029	533	526	0.2	523
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.60%				08/2028	293	291	0.1	290
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.60%				08/2028	291	288	0.1	288
Salon Lofts Group, LLC(5)	Second lien	SF +	17.00%		N/A(6)				09/2029	—	(13)	—	(11)
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.60%				08/2028	230	228	0.1	228
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.60%				08/2028	96	95	—	95
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.60%				08/2028	75	73	—	73
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.60%				08/2028	73	72	—	72
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.60%				08/2028	67	67	—	67
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)				08/2028	—	(10)	—	(12)
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)				08/2028	—	(7)	—	(7)
SureWerx Purchaser III, Inc.(7)	One stop	SF +	6.75%	(i)	12.10%				12/2029	782	765	0.2	782
SureWerx Purchaser III, Inc.(7)	One stop	SF +	6.75%	(h)	12.11%				12/2028	27	26	—	27
SureWerx Purchaser III, Inc.(5)(7)	One stop	SF +	6.75%		N/A(6)				12/2029	—	(2)	—	—
										59,768	58,801	18.2	58,677

Total debt investments										650,558	637,964	199.0	640,669

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(15)(16)
Aerospace and Defense
PPW Aero Buyer, Inc.	LP units	N/A			N/A		N/A	40	$399	0.1%	$422

Automobiles
National Express Wash Parent Holdco, LLC	LP units	N/A			N/A		N/A	1	77	—	103
Yorkshire Parent, Inc.	LP units	N/A			N/A		N/A	—	131	0.1	131
									208	0.1	234
Diversified Consumer Services
DP Flores Holdings, LLC	LLC units	N/A			N/A		N/A	88	88	0.1	108
HS Spa Holdings, Inc.	Common stock	N/A			N/A		N/A	78	78	—	78
NSG Buyer, Inc. (7)	LP units	N/A			N/A		N/A	1	953	0.3	995
Virginia Green Acquisition, LLC	LP units	N/A			N/A		N/A	96	96	—	96
									1,215	0.4	1,277
Insurance
Oakbridge Insurance Agency LLC	LP units	N/A			N/A		N/A	5	98	—	98

IT Services
Critical Start, Inc.	Common stock	N/A			N/A		N/A	38	38	—	43
Netwrix Corporation	LLC units	N/A			N/A		N/A	11	21	—	36
									59	—	79
Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A			N/A		N/A	446	446	0.1	447
Celerion Buyer, Inc.	LP units	N/A			N/A		N/A	446	—	0.1	157
									446	0.2	604
Software
Anaplan, Inc.	LP Interest	N/A			N/A		N/A	890	891	0.4	1,319
Cynet Security Ltd.(7)(12)	Preferred stock	N/A			N/A		N/A	23	81	0.1	100
Denali Bidco Limited(7)(9)	LP Interest	N/A			N/A		N/A	78	102	0.1	116
GTY Technology Holdings, Inc.	LP units	N/A			N/A		N/A	60	60	—	87
Kaseya Inc.(17)	Preferred stock	SF +	0.1175	(i)	17.10%	Non-Cash	N/A	1	968	0.3	1,014
Kaseya Inc.	LP Interest	N/A			N/A		N/A	50	50	—	51
Onit, Inc.(17)	Preferred stock	N/A			15.00%	Non-Cash	N/A	—	48	—	53
Onit, Inc.	Warrant	N/A			N/A		N/A	—	6	—	7
Panzura, LLC	LLC units	N/A			N/A		N/A	1	4	—	3
Templafy APS and Templafy, LLC(7)(13)	Warrant	N/A			N/A		N/A	—	8	—	10
Zendesk, Inc.	LP units	N/A			N/A		N/A	22	218	0.1	302
									2,436	1.0	3,062
Specialty Retail
Salon Lofts Group, LLC	LP units	N/A			N/A		N/A	—	109	—	96
									109	—	96

Total equity investments									4,970	1.8	5,872

Total investments									642,934	200.8	646,541

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio (CUSIP 61747C582)					15.7%	(20)			$2,573	0.8%	$2,573
Total money market funds									2,573	0.8	2,573
Total investments and money market funds									$645,507	201.6%	$649,114

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the investment collateralizes the PNC Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF”), Prime (“P”), Australian Interbank Rate (”AUD” or ”A”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or the Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of December 31, 2023. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of December 31, 2023, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2023, as the loan may have priced or repriced based on an index rate prior to December 31, 2023.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.50% as of December 31, 2023.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 3.85% as of December 31, 2023.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.91% as of December 31, 2023.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.86% as of December 31, 2023.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.36% as of December 31, 2023.
(f) Denotes that all or a portion of the contract was indexed to SONIA, which was 5.19% as of December 31, 2023.
(g) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 5.38% as of December 31, 2023.
(h) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 5.35% as of December 31, 2023.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 5.33% as of December 31, 2023.
(j) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 5.16% as of December 31, 2023.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2023.
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
(6)The entire commitment was unfunded as of December 31, 2023. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, total non-qualifying assets at fair value represented 2.9% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(18)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the three months ended December 31, 2023.
(19)The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing (‘‘ASC Topic 860’’), and therefore, the asset remains in the Consolidated Schedule of Investments. See Note 7. Borrowings.
(20)The rate shown is the annualized seven-day yield as of December 31, 2023.

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
PPW Aero Buyer, Inc.*	One stop	SF +	7.00%	(h)(j)	12.33%		02/2029	$14,875	$14,475	8.1%	$14,875
PPW Aero Buyer, Inc.(5)	One stop	SF +	7.00%		N/A(6)		02/2029	—	(1)	—	—
								14,875	14,474	8.1	14,875
Automobiles
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(i)(j)	10.89%		07/2029	6,274	6,222	3.3	6,023
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.50%		N/A(6)		07/2029	—	(4)	—	(19)
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(j)	10.96%		07/2029	105	103	—	97
Spotless Brands, LLC	One stop	SF +	6.50%	(i)	12.00%		07/2028	1,959	1,928	1.1	1,939
Spotless Brands, LLC	One stop	SF +	6.50%	(i)	12.02%		07/2028	213	211	0.1	211
Spotless Brands, LLC	One stop	SF +	6.50%	(i)	11.99%		07/2028	158	157	0.1	156
Spotless Brands, LLC	One stop	SF +	6.50%		N/A(6)		07/2028	—	—	—	—
								8,709	8,617	4.6	8,407
Beverages
Financial Information Technologies, LLC(18)	One stop	N/A			14.00%	PIK	06/2031	8,076	7,849	4.3	7,834
Financial Information Technologies, LLC*	One stop	SF +	6.50%	(i)	11.89%		06/2030	6,522	6,428	3.5	6,457
Financial Information Technologies, LLC(5)	One stop	SF +	6.50%		N/A(6)		06/2030	—	(1)	—	(1)
								14,598	14,276	7.8	14,290
Commercial Services and Supplies
Kleinfelder Intermediate, LLC*	One stop	SF +	6.25%	(i)	11.66%		09/2030	2,057	2,016	1.1	2,016
Kleinfelder Intermediate, LLC	One stop	SF +	6.25%	(i)	11.66%		09/2028	35	29	—	29
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2030	—	(4)	—	(4)
								2,092	2,041	1.1	2,041
Diversified Consumer Services
COP Exterminators Acquisitions, Inc.*	Senior secured	SF +	5.50%	(i)	11.02%		07/2029	875	862	0.5	864
COP Exterminators Acquisitions, Inc.(5)	Senior secured	SF +	5.50%		N/A(6)		07/2029	—	(1)	—	(1)
COP Exterminators Acquisitions, Inc.(5)	Senior secured	SF +	5.50%		N/A(6)		07/2029	—	(6)	—	(6)
DP Flores Holdings, LLC	One stop	SF +	6.25%	(j)	11.59%		09/2028	3,229	3,182	1.8	3,229
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2028	—	(1)	—	—
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2028	—	(16)	—	—
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(j)	11.07%		06/2029	1,162	1,143	0.6	1,151
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(h)(i)	11.07%		06/2028	13	11	—	12
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	11.17%		04/2029	667	656	0.3	640
Mario Purchaser, LLC(18)	One stop	SF +	10.75%	(h)	16.17%	PIK	04/2032	355	348	0.2	348
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	11.17%		04/2029	395	385	0.2	361
Mario Purchaser, LLC(5)	One stop	SF +	5.75%		N/A(6)		04/2028	—	(1)	—	(2)
NSG Buyer, Inc.	One stop	SF +	6.50%	(h)	11.92%		11/2029	9,972	9,781	5.5	9,972
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)		11/2029	—	(17)	—	—
NSG Buyer, Inc.	One stop	SF +	6.50%		N/A(6)		11/2028	—	—	—	—
								16,668	16,326	9.1	16,568
See Notes to Consolidated Financial Statements.

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Financial Services
Avalara, Inc.	One stop	SF +	7.25%	(i)	12.64%	10/2028	$2,655	$2,599	1.5%	$2,655
Avalara, Inc.(5)	One stop	SF +	7.25%		N/A(6)	10/2028	—	(3)	—	—
Finastra USA, Inc.*(7)	One stop	SF +	7.25%	(j)	12.71%	09/2029	9,950	9,753	5.3	9,751
Finastra USA, Inc.(7)	One stop	SF +	7.25%	(h)	12.58%	09/2029	11	10	—	10
Higginbotham Insurance Agency, Inc.(5)	One stop	SF +	5.50%		N/A(6)	11/2028	—	(36)	—	(37)
							12,616	12,323	6.8	12,379
Electronic Equipment, Instruments and Components
CST Holding Company	One stop	SF +	6.50%	(h)	11.92%	11/2028	5,455	5,316	3.0	5,455
CST Holding Company(5)	One stop	SF +	6.50%		N/A(6)	11/2028	—	(1)	—	—
							5,455	5,315	3.0	5,455
Health Care Technology
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(h)	10.82%	05/2028	472	468	0.3	455
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(h)	10.82%	05/2028	14	13	—	11
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(h)	11.57%	05/2028	143	141	0.1	138
Coding Solutions Acquisition, Inc.*	One stop	SF +	6.00%	(i)	11.32%	05/2028	63	62	—	62
Coding Solutions Acquisition, Inc.(5)	One stop	SF +	6.00%		N/A(6)	05/2028	—	(3)	—	(3)
Color Intermediate, LLC	One stop	SF +	5.50%	(i)	10.99%	10/2029	2,377	2,336	1.3	2,306
Crow River Buyer, Inc.	One stop	SF +	7.75%	(i)	13.12%	01/2029	1,175	1,154	0.6	1,175
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)	01/2029	—	(1)	—	—
Neptune Holdings, Inc.*	One stop	SF +	6.00%	(j)	11.50%	09/2030	6,334	6,240	3.4	6,255
Neptune Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)	08/2029	—	(1)	—	(1)
Plasma Buyer LLC	One stop	SF +	5.75%	(i)	11.14%	05/2029	486	478	0.2	447
Plasma Buyer LLC	One stop	SF +	5.75%	(i)	11.14%	05/2028	11	10	—	7
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)	05/2029	—	(1)	—	—
							11,075	10,896	5.9	10,852
Healthcare Equipment and Supplies
Belmont Instrument, LLC	One stop	SF +	6.25%	(i)	11.64%	08/2028	4,212	4,178	2.3	4,212
Belmont Instrument, LLC	One stop	SF +	6.25%	(i)	11.64%	08/2028	33	32	—	33
							4,245	4,210	2.3	4,245
Healthcare Providers and Services
Bamboo US Bidco LLC*	One stop	SF +	6.00%	(h)	11.32%	09/2030	4,849	4,704	2.5	4,703
Bamboo US Bidco LLC(7)(8)	One stop	E +	6.00%	(b)	9.86%	09/2030	3,190	3,095	1.7	3,095
Bamboo US Bidco LLC(5)	One stop	SF +	6.00%		N/A(6)	09/2029	—	(30)	—	(30)
Bamboo US Bidco LLC(5)	One stop	SF +	6.00%		N/A(6)	09/2030	—	(11)	—	(11)
Community Care Partners, LLC	One stop	SF +	6.00%	(h)	11.43%	06/2026	351	349	0.2	330
Community Care Partners, LLC	One stop	SF +	6.00%		N/A(6)	06/2026	—	—	—	—
							8,390	8,107	4.4	8,087
Hotels, Restaurants and Leisure
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	11.57%	08/2028	1,209	1,199	0.7	1,209
Barteca Restaurants, LLC(5)	One stop	SF +	6.00%		N/A(6)	08/2028	—	(1)	—	—
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	11.57%	08/2028	81	78	—	81
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(i)	11.39%	10/2028	4,654	4,599	2.6	4,654
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(i)	11.39%	10/2028	16	14	—	16
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(i)(j)	11.27%	10/2028	216	182	0.1	216
Health Buyer, LLC	Senior secured	SF +	5.25%	(a)(i)	10.80%	04/2029	234	231	0.1	226
Health Buyer, LLC(5)	Senior secured	SF +	5.25%		N/A(6)	04/2028	—	—	—	(1)
Health Buyer, LLC*	Senior secured	SF +	5.50%	(i)	10.89%	04/2029	120	117	0.1	117
Health Buyer, LLC(5)	Senior secured	SF +	5.50%		N/A(6)	04/2029	—	(1)	—	(1)
YE Brands Holding, LLC*	One stop	SF +	5.75%	(h)	11.18%	10/2027	7,175	7,105	3.9	7,104
YE Brands Holding, LLC(5)	One stop	SF +	5.50%		N/A(6)	10/2027	—	—	—	(1)
							13,705	13,523	7.5	13,620
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Durables
Groundworks LLC*	One stop	SF +	6.50%	(i)	11.81%				03/2030	$1,773	$1,725	1.0%	$1,773
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2030	—	(4)	—	—
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2029	—	(1)	—	—
										1,773	1,720	1.0	1,773
Industrial Conglomerates
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(a)(i)	11.25%				07/2027	586	577	0.3	586
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(h)(i)	11.23%				07/2027	12	11	—	12
Dwyer Instruments, Inc.(5)	One stop	SF +	5.75%		N/A(6)				07/2027	—	(1)	—	—
Excelitas Technologies Corp.	One stop	SF +	5.75%	(i)	11.21%				08/2029	722	710	0.4	715
Excelitas Technologies Corp.(7)(8)	One stop	E +	5.75%	(c)	9.54%				08/2029	118	113	0.1	117
Excelitas Technologies Corp.	One stop	SF +	5.75%	(i)	11.27%				08/2028	39	38	—	39
Excelitas Technologies Corp.(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(1)	—	(1)
										1,477	1,447	0.8	1,468
Insurance
Captive Resources Midco, LLC(18)	One stop	SF +	5.25%	(h)	5.29%	cash/	5.78%	PIK	07/2029	7,033	6,921	3.9	7,033
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(3)	—	—
Disco Parent, Inc.*	One stop	SF +	7.50%	(i)	12.92%				03/2029	1,047	1,023	0.6	1,021
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	(1)
Integrated Specialty Coverages, LLC*	One stop	SF +	6.00%	(h)(i)(j)	11.38%				07/2030	1,005	980	0.5	980
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(1)	—	(1)
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2030	—	(3)	—	(3)
Integrity Marketing Acquisition, LLC	One stop	SF +	6.50%		N/A(6)				08/2026	—	—	—	—
Integrity Marketing Acquisition, LLC(5)	One stop	SF +	6.00%		N/A(6)				08/2026	—	(31)	—	(64)
Paisley Bidco Limited(7)(8)(9)	One stop	E +	6.50%	(c)	10.21%				03/2028	255	253	0.1	255
Paisley Bidco Limited(5)(7)(8)(9)	One stop	SN +	6.75%		N/A(6)				03/2028	—	(10)	—	—
Paisley Bidco Limited(7)(8)(9)	One stop	E +	0.065		N/A(6)				03/2028	—	—	—	—
Pareto Health Intermediate Holdings, Inc.*	One stop	SF +	0.065	(j)	0.1197				05/2030	4,159	4,080	2.3	4,159
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	0.065	(j)	0.1197				05/2030	1,386	1,360	0.8	1,386
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	0.065		N/A(6)				06/2029	—	(1)	—	—
										14,885	14,567	8.2	14,765
IT Services
Critical Start, Inc.(18)	One stop	SF +	6.75%	(i)	8.46%	cash/	3.63%	PIK	05/2028	504	501	0.3	499
Critical Start, Inc.(5)	One stop	SF +	6.75%		N/A(6)				05/2028	—	(1)	—	(1)
Critical Start, Inc.*(18)	One stop	SF +	6.75%	(i)	8.46%	cash/	3.63%	PIK	05/2028	256	251	0.1	253
Goldcup 31018 AB(7)(8)(11)(18)	One stop	E +	6.50%	(d)	10.43%	PIK			07/2029	756	713	0.4	748
Goldcup 31018 AB(5)(7)(8)(11)	One stop	E +	6.25%		N/A(6)				01/2029	—	(2)	—	(1)
Goldcup 31018 AB(7)(8)(11)(18)	One stop	E +	6.50%	(d)	10.43%	PIK			07/2029	70	69	—	69
Netwrix Corporation	One stop	SF +	5.00%	(i)(j)	10.37%				06/2029	9,379	9,315	5.0	9,191
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(14)	—	(54)
Netwrix Corporation	One stop	SF +	5.00%	(j)	10.47%				06/2029	44	42	—	40
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(i)	16.12%				10/2026	336	331	0.2	336
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(i)	16.12%				10/2026	81	81	0.1	81
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(i)	16.12%				10/2026	25	25	—	25
WPEngine, Inc.*	One stop	SF +	6.50%	(j)	11.92%				08/2029	1,069	1,048	0.6	1,053
WPEngine, Inc.(5)	One stop	SF +	6.50%		N/A(6)				08/2029	—	(1)	—	(1)
Zarya Holdco, Inc.	One stop	SF +	6.50%	(i)	11.92%				07/2027	973	973	0.5	973
Zarya Holdco, Inc.	One stop	SF +	6.50%	(i)	11.91%				07/2027	20	20	—	20
										13,513	13,351	7.2	13,231
Life Sciences Tools & Services
Celerion Buyer, Inc.	One stop	SF +	6.50%	(j)	11.93%				11/2029	10,240	10,019	5.6	10,240
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(35)	—	—
										10,240	9,983	5.6	10,240
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.50%	(i)	10.89%				05/2029	$788	$776	0.4%	$765
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(i)	11.14%				05/2029	141	138	0.1	138
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(h)	11.07%				05/2029	26	24	—	24
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(j)	11.21%				05/2029	53	52	—	51
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(j)	11.21%				05/2029	9	9	—	9
										1,017	999	0.5	987
Professional Services
ALKU Intermediate Holdings, LLC*	One stop	SF +	6.25%	(h)	11.57%				05/2029	1,278	1,260	0.7	1,262
bswift, LLC	One stop	SF +	6.63%	(i)	11.91%				11/2028	1,134	1,104	0.6	1,134
Citrin Cooperman Advisors LLC	One stop	SF +	5.75%	(i)	11.14%				10/2027	382	378	0.2	382
Citrin Cooperman Advisors LLC(5)	One stop	SF +	6.25%		N/A(6)				10/2027	—	(1)	—	—
Citrin Cooperman Advisors LLC	One stop	SF +	6.25%	(j)	11.70%				10/2027	211	206	0.1	212
DISA Holdings Corp.	Senior secured	SF +	5.50%	(h)	10.83%				09/2028	720	708	0.4	720
DISA Holdings Corp.(18)	Subordinated debt	SF +	10.00%	(h)	13.33%	cash/	2.00%	PIK	03/2029	51	49	0.1	51
DISA Holdings Corp.	Senior secured	SF +	5.50%	(h)	10.83%				09/2028	45	44	—	45
DISA Holdings Corp.	One stop	SF +	5.50%	(h)	10.83%				09/2028	32	31	—	32
DISA Holdings Corp.	Senior secured	SF +	5.50%	(h)	10.83%				09/2028	7	6	—	7
										3,860	3,785	2.1	3,845
Software
Anaplan, Inc.	One stop	SF +	6.50%	(h)	11.82%				06/2029	22,836	22,649	12.5	22,836
Anaplan, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(2)	—	—
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.00%	(f)	10.19%				06/2029	624	611	0.3	593
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.00%	(f)	10.19%				06/2029	326	310	0.2	309
Arrow Buyer, Inc.*	One stop	SF +	6.50%	(i)	11.89%				06/2030	4,716	4,603	2.6	4,657
Arrow Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2030	—	(13)	—	(14)
Bynder BidCo, Inc.& Bynder BidCo B.V.(7)(14)	One stop	SF +	7.25%	(i)	12.60%				01/2029	956	930	0.5	956
Bynder BidCo, Inc.& Bynder BidCo B.V.(7)(14)	One stop	SF +	7.25%	(i)	12.60%				01/2029	365	355	0.2	365
Bynder BidCo, Inc.& Bynder BidCo B.V.(7)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(7)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(1)	—	—
Camelia Bidco Limited(7)(8)(9)	One stop	SN +	6.25%	(f)	11.44%				08/2030	625	639	0.3	615
Camelia Bidco Limited(7)(8)(9)	One stop	A +	6.25%	(e)	10.39%				08/2030	41	40	—	40
Camelia Bidco Limited(5)(7)(8)(9)	One stop	SN +	6.25%		N/A(6)				08/2030	—	(4)	—	(4)
Coupa Holdings, LLC*	One stop	SF +	7.50%	(h)	12.82%				02/2030	8,392	8,200	4.5	8,182
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2029	—	(1)	—	(1)
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2030	—	(9)	—	(19)
Denali Bidco Limited(7)(8)(9)	One stop	SN +	6.00%	(f)	11.19%				08/2030	2,376	2,401	1.3	2,316
Denali Bidco Limited(7)(8)(9)	One stop	E +	6.00%	(b)	9.86%				08/2030	596	599	0.3	581
Denali Bidco Limited(5)(7)(8)(9)	One stop	SN +	6.00%		N/A(6)				08/2030	—	(11)	—	(10)
Evergreen IX Borrower 2023, LLC*	One stop	SF +	6.00%	(i)	11.39%				09/2030	13,306	12,974	7.1	12,973
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(37)	—	(37)
GTY Technology Holdings, Inc.(18)	One stop	SF +	6.87%	(i)	7.97%	cash/	4.30%	PIK	07/2029	4,063	4,000	2.2	4,023
GTY Technology Holdings, Inc.(18)	One stop	SF +	6.88%	(i)	7.97%	cash/	4.30%	PIK	07/2029	2,653	2,606	1.4	2,627
GTY Technology Holdings, Inc.(18)	One stop	SF +	6.88%	(i)	7.97%	cash/	4.30%	PIK	07/2029	486	483	0.3	482
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(2)	—	(1)
Hyland Software, Inc.*	One stop	SF +	6.00%	(h)	11.32%				09/2030	24,900	24,528	13.4	24,527
Hyland Software, Inc.(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(2)
ICIMS, Inc.(18)	One stop	SF +	7.25%	(i)	8.76%	cash/	3.88%	PIK	08/2028	5,567	5,490	3.0	5,456
ICIMS, Inc.	One stop	SF +	6.75%	(i)	12.14%				08/2028	27	26	—	24
ICIMS, Inc.(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(25)
IQN Holding Corp.	One stop	SF +	5.25%	(i)	10.67%				05/2029	1,492	1,481	0.8	1,462
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(5)	—	(7)
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2028	$—	$(1)	—%	$(2)
Island Bidco AB(7)(8)(11)(18)	One stop	E +	7.25%	(d)	3.93%	cash/	7.25%	PIK	07/2028	621	609	0.3	621
Island Bidco AB(7)(11)(18)	One stop	SF +	7.00%	(j)	8.84%	cash/	3.50%	PIK	07/2028	302	300	0.2	302
Island Bidco AB(7)(11)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB(5)(7)(8)(11)	One stop	E +	6.50%		N/A(6)				07/2028	—	(1)	—	—
Kaseya Inc.(18)	One stop	SF +	6.25%	(i)	9.12%	cash/	2.50%	PIK	06/2029	4,472	4,416	2.4	4,427
Kaseya Inc.(18)	One stop	SF +	6.25%	(h)	9.07%	cash/	2.50%	PIK	06/2029	68	65	—	65
Kaseya Inc.(18)	One stop	SF +	6.25%	(i)	9.12%	cash/	2.50%	PIK	06/2029	16	14	—	14
LeadsOnline, LLC*	One stop	SF +	6.25%	(h)	11.58%				02/2028	5,007	4,884	2.7	4,881
LeadsOnline, LLC*	One stop	SF +	6.25%	(h)	11.58%				02/2028	884	862	0.5	862
LeadsOnline, LLC(5)	One stop	SF +	6.25%		N/A(6)				02/2028	—	(1)	—	(1)
Panzura, LLC(18)	One stop	N/A			2.00%	cash/	13.00%	PIK	08/2027	50	44	—	44
PING Identity Holding Corp.	One stop	SF +	7.00%	(h)	12.32%				10/2029	2,213	2,184	1.2	2,213
PING Identity Holding Corp.(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1)	—	—
Quant Buyer, Inc.	One stop	SF +	6.00%	(j)	11.30%				06/2029	6,527	6,474	3.5	6,380
Quant Buyer, Inc.	One stop	SF +	6.00%	(j)	11.30%				06/2029	5,499	5,454	2.9	5,375
Quant Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(1)	—	(3)
Quant Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(109)	—	—
Rainforest Bidco Limited(7)(8)(9)(18)	One stop	SN +	5.50%	(f)	8.69%	cash/	2.00%	PIK	07/2029	688	657	0.4	657
Rainforest Bidco Limited(7)(9)(18)	One stop	SF +	5.50%	(g)	8.80%	cash/	2.00%	PIK	07/2029	133	132	0.1	127
Rainforest Bidco Limited(7)(8)(9)(18)	One stop	SN +	5.50%	(f)	8.69%	cash/	2.00%	PIK	07/2029	50	48	—	48
Rainforest Bidco Limited(5)(7)(8)(9)	One stop	SN +	6.50%		N/A(6)				07/2029	—	(128)	(0.1)	(128)
SailPoint Technologies Holdings, Inc.	One stop	SF +	6.25%	(h)	11.58%				08/2029	6,827	6,711	3.7	6,759
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				08/2028	—	(1)	—	(2)
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%	(j)	11.68%				07/2028	543	531	0.3	543
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC(5)(7)(13)	One stop	SF +	6.00%		N/A(6)				07/2028	—	(2)	—	—
Zendesk, Inc.(18)	One stop	SF +	6.75%	(i)	8.90%	cash/	3.25%	PIK	11/2028	9,728	9,564	5.3	9,728
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(20)	—	—
										137,975	135,522	74.3	135,814
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(i)	11.17%		08/2029	$6,612	$6,514	3.6%	$6,513
PPV Intermediate Holdings, LLC(18)	One stop	N/A			13.50%	PIK	08/2030	732	718	0.4	688
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)		08/2029	—	(7)	—	(6)
PPV Intermediate Holdings, LLC(18)	One stop	N/A			13.50%	PIK	08/2030	31	28	—	29
PPV Intermediate Holdings, LLC(18)	One stop	N/A			13.50%	PIK	08/2030	169	167	0.1	159
PPV Intermediate Holdings, LLC(18)	One stop	N/A			13.50%	PIK	08/2030	31	31	—	29
PPV Intermediate Holdings, LLC(18)	One stop	N/A			14.25%	PIK	08/2030	6,957	6,755	3.7	6,749
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(j)	11.59%		08/2028	291	289	0.2	288
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(j)	11.59%		08/2028	4,458	4,421	2.4	4,413
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.64%		08/2028	73	72	—	72
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(j)	11.60%		08/2028	75	73	—	73
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)		08/2028	—	(10)	—	(12)
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.64%		08/2028	231	229	0.1	228
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.64%		08/2028	96	95	0.1	95
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(j)	11.68%		08/2028	301	298	0.2	298
Salon Lofts Group, LLC	Second lien	SF +	9.00%	(j)	14.45%		09/2029	274	252	0.1	257
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(j)	11.63%		08/2028	67	67	—	67
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)		08/2028	—	(7)	—	(7)
SureWerx Purchaser III, Inc.(7)	One stop	SF +	6.75%	(i)	12.14%		12/2029	784	767	0.5	784
SureWerx Purchaser III, Inc.(7)	One stop	SF +	6.75%	(h)(i)	12.07%		12/2028	29	28	—	29
SureWerx Purchaser III, Inc.(5)(7)	One stop	SF +	6.75%		N/A(6)		12/2029	—	(2)	—	—
								21,211	20,778	11.4	20,746

Total debt investments								318,379	312,260	171.7	313,688
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(15)(16)
Aerospace and Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		N/A	40	$399	0.2%	$417

Automobiles
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		N/A	1	77	0.1	87

Diversified Consumer Services
DP Flores Holdings, LLC	LLC units	N/A	N/A		N/A	88	88	0.1	99
HS Spa Holdings, Inc.	Common stock	N/A	N/A		N/A	78	78	—	80
NSG Buyer, Inc. (7)	LP units	N/A	N/A		N/A	1	893	0.5	870
							1,059	0.6	1,049
IT Services
Critical Start, Inc.	Common stock	N/A	N/A		N/A	38	38	—	45
Netwrix Corporation(17)	LLC units	N/A	N/A		N/A	11	21	—	35
							59	—	80
Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	446	446	0.2	446
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	446	—	0.1	138
							446	0.3	584
Software
Anaplan, Inc.	LP Interest	N/A	N/A		N/A	890	891	0.7	1,265
Cynet Security Ltd.(7)(12)	Preferred stock	N/A	N/A		N/A	23	81	0.1	97
Denali Bidco Limited(7)(9)	LP Interest	N/A	N/A		N/A	78	102	0.1	102
GTY Technology Holdings, Inc.	LP units	N/A	N/A		N/A	60	60	—	77
Kaseya Inc.(17)	Preferred stock	N/A	11.75%	Non-Cash	N/A	1	939	0.5	956
Kaseya Inc.	LP Interest	N/A	N/A		N/A	50	50	—	55
Onit, Inc.(17)	Preferred stock	N/A	15.00%	Non-Cash	N/A	—	46	—	50
Onit, Inc.	Warrant	N/A	N/A		N/A	—	6	—	7
Panzura, LLC	LLC units	N/A	N/A		N/A	1	4	—	4
Templafy APS and Templafy, LLC(7)(13)	Warrant	N/A	N/A		N/A	—	11	—	8
Zendesk, Inc.	LP units	N/A	N/A		N/A	22	218	0.2	302
							2,408	1.6	2,923
Specialty Retail
Salon Lofts Group, LLC	LP units	N/A	N/A		N/A	—	109	0.1	87
							109	0.1	87

Total equity investments							4,557	2.9	5,227

Total investments							316,817	174.6	318,915

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio (CUSIP 61747C582)			5.2%	(19)			$34,535	18.9%	$34,535
Total money market funds							34,535	18.9	34,535
Total investments and money market funds							$351,352	193.5%	$353,450

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

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

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 1. Organization

Golub Capital BDC 4, Inc. (“GBDC 4” and, collectively with its consolidated subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on April 1, 2022. On April 1, 2022, the date of the commencement of operations, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) to sell shares of GBDC 4's common stock in private placements. In addition, for U.S. federal income tax purposes, GBDC 4 has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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
(In thousands, except shares and per share data)
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

Use of estimates: The preparation of the unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, Golub Capital 4 Holdings LLC, Golub Capital BDC 4 Funding LLC (“GBDC 4 Funding”), GBDC 4 Funding II LLC (“GBDC 4 Funding II”) and Golub Capital 4 Holdings Coinvest, Inc., in its consolidated financial statements.

Cash and cash equivalents and foreign currencies: Cash and cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars. Non-U.S. dollar transactions during the period are valued at the prevailing spot rates on the applicable transaction date and the related assets and liabilities are revalued at the prevailing spot rates as of period-end.

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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three months ended December 31, 2023 and 2022, interest income included $405 and $135, respectively, of accretion of discounts. For the three months ended December 31, 2023 and 2022, the Company received loan origination fees of $6,418 and $1,298, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2023 and 2022, investment income included $1,107 and $137, respectively, of PIK interest and the Company capitalized PIK interest of $979 and $115, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. For the three months ended December 31, 2023 and 2022, fee income included no prepayment premiums. All other income is recorded into income when earned.

For the three months ended December 31, 2023 and 2022, the Company received interest and fee income in cash which excludes capitalized loan origination fees, in the amounts of $10,204 and $3,178, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three months ended December 31, 2023 and 2022, the Company recognized PIK and non-cash dividend income of $32 and $26, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three months ended December 31, 2023 and 2022, the Company received no cash payments of accrued and capitalized preferred dividends.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three months ended December 31, 2023 and 2022, the Company did not recognize dividend income received in cash and did not receive any return of capital distributions in cash.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of December 31, 2023 and September 30, 2023, the Company had no portfolio company investments on non-accrual status.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2023 and 2022, $15 and $37, respectively, was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2023. The Company’s tax returns for the 2022 tax year remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2023 and September 30, 2023, the Company had deferred debt issuance costs of $1,342 and $1,004, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three months ended December 31, 2023 and 2022, was $207 and $65, respectively.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three months ended December 31, 2023 and 2022, the Company amortized $31 and $20, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

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

As of December 31, 2023 and September 30, 2023, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of December 31, 2023		As of September 30, 2023
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 4 Stockholders	$950,008	$316,989	$760,589	$179,245

As of December 31, 2023 and September 30, 2023, the ratio of total contributed capital to total capital subscriptions was 33.4% and 23.6%, respectively, and the Company had uncalled capital commitments of $633,019 and $581,344, respectively.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table summarizes the shares of GBDC 4 common stock issued for the three months ended December 31, 2023 and 2022:

	Date	Shares Issued	NAV per share	Proceeds
Shares issued for the three months ended December 31, 2022
Issuance of shares	11/14/22	1,150,201.000	$15.00	$17,253
Shares issued for capital drawdowns		1,150,201.000		$17,253
Issuance of shares	11/23/22	2,657.828	$15.00	40
Issuance of shares	12/29/22	30,829.580	15.00	462
Shares issued through DRIP		33,487.408		$502

Shares issued for the three months ended December 31, 2023
Issuance of shares	10/27/23	4,433,368.360	$15.00	$66,501
Issuance of shares	11/28/23	2,849,722.599	15.00	42,746
Issuance of shares	12/29/23	1,899,815.000	15.00	28,497
Shares issued for capital drawdowns		9,182,905.959		$137,744
Issuance of shares	11/21/23	38,883.631	$15.00	583
Issuance of shares	12/27/23	67,391.724	15.00	1,011
Shares issued through DRIP		106,275.355		$1,594

Note 4. Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC 4. The Board most recently reapproved the Investment Advisory Agreement in May 2023. The Investment Adviser is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”). The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

The base management fee is calculated at an annual rate equal to 1.375% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit for such derivative instruments with custodian, but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser voluntarily excludes any assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GBDC 4, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
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

The base management fee incurred for the three months ended December 31, 2023 and 2022, was $1,691 and $508, respectively, and the base management fee irrevocably waived by the Investment Adviser was $1,076 and $324, respectively.

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

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed ‘‘hurdle rate’’ of 1.75% quarterly. If market interest rates rise, it is possible that the Company will be able to invest funds in debt instruments that provide for a higher return, which would increase the Company’s Pre-Incentive Fee Net Investment Income and make it easier for the Investment Adviser to surpass the fixed hurdle rate and receive an Income Incentive Fee. The Company’s Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of the Company’s total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds, securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian) used to calculate the base management fee.

The Company calculates the Income Incentive Fee with respect to its Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

•Zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
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

For the three months ended December 31, 2023 and 2022, the Income Incentive Fee incurred was $1,783 and $450, respectively.

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
•100% of the Company’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which the amount payable to the Investment Adviser pursuant to the Income Incentive Fee equal 10.0% of the Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate as if a hurdle rate did not apply; and
•10.0% of the amount of Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.

The Investment Adviser has agreed to irrevocably waive all Income Incentive Fees payable pursuant to the Investment Advisory Agreement for periods ending prior to April 1, 2024 (the “Waiver Period”). For the three months ended December 31, 2023 and 2022, the Income Incentive Fee irrevocably waived by the Investment Adviser was $1,783 and $450, respectively.
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
(In thousands, except shares and per share data)
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

For the three months ended December 31, 2023 and 2022, the Company did not accrue a Capital Gain Incentive Fee. As of December 31, 2023 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 10.0% prior to a Liquidity Event (20% following a Liquidity Event) of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period.

For the three months ended December 31, 2023 and 2022, the Company did not accrue a capital gain incentive fee under GAAP. As of December 31, 2023 and September 30, 2023, there was no cumulative accrual for capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.
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
(In thousands, except shares and per share data)
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

Included in accounts payable and other liabilities is $104 and $79, as of December 31, 2023 and September 30, 2023, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through April 1, 2022 and has incurred $166 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2021.
The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of December 31, 2023 and September 30, 2023, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $304 and $255, respectively.
The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2023 and 2022 were $336 and $319, respectively. As of December 31, 2023 and September 30, 2023, included in accounts payable and other liabilities were $295 and $336, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $100,000. As of December 31, 2023, GGP Class B-P, LLC has an aggregate commitment of $100,011. As of December 31, 2023, the Company had issued 3,234,372.932 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $48,516 and has also issued 139,172.373 shares to GGP Class B-P, LLC through the DRIP.
The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of December 31, 2023, permits the Company to borrow a maximum of $100,000 and expires on April 12, 2025. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 5. Investments

Investments as of December 31, 2023 and September 30, 2023 consisted of the following:

	As of December 31, 2023			As of September 30, 2023
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$33,642	$33,274	$33,288	$7,593	$7,488	$7,485
One stop	616,282	604,078	606,769	310,461	304,471	305,895
Second lien	533	513	512	274	252	257
Subordinated debt	101	99	100	51	49	51
Equity	N/A	4,970	5,872	N/A	4,557	5,227
Total	$650,558	$642,934	$646,541	$318,379	$316,817	$318,915

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business.

	As of December 31, 2023		As of September 30, 2023
Amortized Cost:
United States
Mid-Atlantic	$68,649	10.7%	$45,496	14.4%
Midwest	156,952	24.4	52,016	16.4
Northeast	76,903	12.0	55,395	17.5
Southeast	86,907	13.5	50,416	15.9
Southwest	75,368	11.7	29,392	9.3
West	167,576	26.0	73,873	23.3
United Kingdom	5,896	0.9	5,638	1.8
Luxembourg	1,045	0.2	999	0.3
Sweden	1,735	0.3	1,688	0.5
Israel	81	0.0 *	81	0.0 *
Denmark	537	0.1	539	0.2
Netherlands	1,285	0.2	1,284	0.4
Total	$642,934	100.0%	$316,817	100.0%
Fair Value:
United States
Mid-Atlantic	$69,289	10.7%	$45,818	14.4%
Midwest	157,400	24.3	52,366	16.4
Northeast	77,019	11.9	55,807	17.5
Southeast	87,669	13.5	50,703	15.9
Southwest	75,577	11.7	29,431	9.2
West	168,540	26.1	74,591	23.4
United Kingdom	6,193	1.0	5,504	1.7
Luxembourg	1,033	0.2	986	0.3
Sweden	1,847	0.3	1,740	0.6
Israel	100	0.0 *	97	0.0 *
Denmark	553	0.1	551	0.2
Netherlands	1,321	0.2	1,321	0.4
Total	$646,541	100.0%	$318,915	100.0%

* Represents an amount less than 0.1%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2023 and September 30, 2023 were as follows:

	As of December 31, 2023		As of September 30, 2023
Amortized Cost:
Aerospace and Defense	$14,858	2.3%	$14,872	4.7%
Automobiles	27,507	4.3	8,693	2.8
Banks	3,858	0.6	—	—
Beverages	15,831	2.4	14,276	4.5
Commercial Services and Supplies	31,550	4.9	2,042	0.6
Diversified Consumer Services	64,719	10.1	17,386	5.5
Diversified Financial Services	17,191	2.7	12,323	3.9
Electrical Equipment	701	0.1	—	—
Electronic Equipment, Instruments and Components	5,313	0.8	5,315	1.7
Food Products	16,835	2.6	—	—
Health Care Technology	10,911	1.7	10,897	3.4
Healthcare Equipment and Supplies	14,758	2.3	4,210	1.3
Healthcare Providers and Services	8,167	1.3	8,105	2.6
Hotels, Restaurants and Leisure	17,711	2.7	13,525	4.3
Household Durables	1,846	0.3	1,719	0.5
Industrial Conglomerates	1,716	0.3	1,447	0.5
Insurance	38,525	6.0	14,568	4.6
IT Services	13,441	2.1	13,412	4.2
Life Sciences Tools & Services	10,414	1.6	10,429	3.3
Machinery	23,163	3.6	—	—
Oil, Gas and Consumable Fuels	15,813	2.4	—	—
Pharmaceuticals	1,045	0.2	999	0.3
Professional Services	3,985	0.6	3,785	1.2
Software	224,166	34.9	137,926	43.5
Specialty Retail	58,910	9.2	20,888	6.6
Total	$642,934	100.0%	$316,817	100.0%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2023		As of September 30, 2023
Fair Value:
Aerospace and Defense	$15,263	2.4%	$15,292	4.8%
Automobiles	27,405	4.2	8,494	2.7
Banks	3,856	0.6	—	—
Beverages	16,137	2.5	14,290	4.5
Commercial Services and Supplies	31,429	4.8	2,041	0.6
Diversified Consumer Services	65,188	10.1	17,617	5.5
Diversified Financial Services	17,278	2.7	12,379	3.9
Electrical Equipment	701	0.1	—	—
Electronic Equipment, Instruments and Components	5,446	0.8	5,455	1.7
Food Products	16,921	2.6	—	—
Health Care Technology	10,972	1.7	10,852	3.4
Healthcare Equipment and Supplies	14,792	2.3	4,245	1.3
Healthcare Providers and Services	8,273	1.3	8,086	2.5
Hotels, Restaurants and Leisure	17,792	2.7	13,620	4.3
Household Durables	1,900	0.3	1,773	0.6
Industrial Conglomerates	1,727	0.3	1,467	0.5
Insurance	38,769	6.0	14,765	4.6
IT Services	13,387	2.1	13,314	4.2
Life Sciences Tools & Services	10,818	1.7	10,824	3.4
Machinery	23,161	3.6	—	—
Oil, Gas and Consumable Fuels	15,811	2.4	—	—
Pharmaceuticals	1,033	0.2	986	0.3
Professional Services	4,053	0.6	3,844	1.2
Software	225,656	34.9	138,739	43.5
Specialty Retail	58,773	9.1	20,832	6.5
Total	$646,541	100.0%	$318,915	100.0%

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
(In thousands, except shares and per share data)
Level 3:     Inputs include significant unobservable inputs for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and require significant management judgment or estimation.
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2023 and 2022. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both December 31, 2023 and September 30, 2023, were valued using Level 3 inputs. As of both December 31, 2023 and September 30, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.

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
(In thousands, except shares and per share data)
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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2023 and September 30, 2023:

As of December 31, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$640,669	$640,669
Equity investments(1)	—	—	5,872	5,872
Money market funds(1)(2)	2,573	—	—	2,573
Total assets, at fair value:	$2,573	$—	$646,541	$649,114

As of September 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$313,688	$313,688
Equity investments(1)	—	—	5,227	5,227
Money market funds(1)(2)	34,535	—	—	34,535
Total assets, at fair value:	$34,535	$—	$318,915	$353,450

(1) Refer to the Consolidated Schedules of Investments for further details.
(2) Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2023 and 2022, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of December 31, 2023 and 2022 was $1,504 and $51, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2023 and 2022:

	For the three months ended December 31, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$313,688	$5,227	$318,915
Net change in unrealized appreciation (depreciation) on investments	830	231	1,061
Net translation of investments in foreign currencies	447	—	447
Realized gain (loss) on investments	—	(3)	(3)
Fundings of (proceeds from) revolving loans, net	264	—	264
Fundings of investments	324,521	385	324,906
PIK interest and non-cash dividends	979	32	1,011
Proceeds from principal payments and sales of portfolio investments	(465)	—	(465)
Accretion of discounts and amortization of premiums	405	—	405
Fair value, end of period	$640,669	$5,872	$646,541

	For the three months ended December 31, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$110,137	$2,398	$112,535
Net change in unrealized appreciation (depreciation) on investments	(186)	(24)	(210)
Net translation of investments in foreign currencies	226	—	226
Fundings of (proceeds from) revolving loans, net	56	—	56
Fundings of investments	55,509	1,607	57,116
PIK interest and non-cash dividends	115	26	141
Proceeds from principal payments and sales of portfolio investments	(3,255)	(50)	(3,305)
Accretion of discounts and amortization of premiums	135	—	135
Fair value, end of period	$162,737	$3,957	$166,694

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2023 and September 30, 2023:

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of December 31, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$33,288	Yield analysis	Market interest rate	9.3% - 10.5% (9.5%)
		Market comparable companies	EBITDA multiples	6.1x - 16.0x (7.6x)
One stop loans(2)	$606,769	Yield analysis	Market interest rate	8.0% - 20.0% (10.5%)
		Market comparable companies	EBITDA multiples	8.5x - 34.0x (16.3x)
		Market comparable companies	Revenue multiples	5.0x - 27.0x (10.3x)
Subordinated debt and second lien loans	$612	Yield analysis	Market interest rate	13.5% - 14.3% (13.6%)
		Market comparable companies	EBITDA multiples	9.5x - 23.8x (12.7x)
Equity(3)	$5,872	Market comparable companies	EBITDA multiples	12.0x - 24.0x (18.5x)
			Revenue multiples	5.0x - 16.5x (14.1x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $491,054 and $115,715 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $3,948 and $1,924 of equity investments using EBITDA and revenue multiples, respectively.

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$7,485	Yield analysis	Market interest rate	9.0% - 10.0% (9.8%)
		Market comparable companies	EBITDA multiples	8.5x - 16.1x (11.7x)
One stop loans(2)	$305,895	Yield analysis	Market interest rate	7.5% - 19.8% (10.4%)
		Market comparable companies	EBITDA multiples	9.5x - 34.0x (18.2x)
		Market comparable companies	Revenue multiples	5.5x - 27.0x (11.8x)
Subordinated debt and second lien loans	$308	Yield analysis	Market interest rate	13.0% - 13.5% (13.1%)
		Market comparable companies	EBITDA multiples	9.5x - 11.5x (11.2x)
Equity(3)	$5,227	Market comparable companies	EBITDA multiples	11.5x - 26.0x (19.5x)
			Revenue multiples	5.5x - 16.5x (14.1x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $231,879 and $74,016 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $3,372 and $1,855 of equity investments using EBITDA and revenue multiples, respectively.

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
(In thousands, except shares and per share data)
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

The following are the carrying values and fair values of the Company’s debt and other short-term borrowings as of December 31, 2023 and September 30, 2023:

	As of December 31, 2023		As of September 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$179,969	$179,969	$176,928	$176,928
Other short-term borrowings	149,812	149,812	—	—

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On April 1, 2022, the Company’s sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of December 31, 2023, the Company’s asset coverage for borrowed amounts was 196.1%.
PNC Facility: On July 8, 2022, the Company entered into a Revolving Credit and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as administrative agent, collateral agent, and a lender, and PNC Capital Markets LLC, as structuring agent. As of December 31, 2023, the PNC Facility allowed the Company to borrow in an aggregate amount of up to $300,000, subject to leverage and borrowing base restrictions, with a stated maturity date of July 8, 2025. Through a series of amendments during the three months ended December 31, 2023, most recently on November 15, 2023, the Company amended the PNC Facility with PNC Bank to, among other things, increase the borrowing capacity from $195,000 to $300,000 and update the applicable margin range of 2.00% to 2.40% such that borrowings under the PNC Facility will bear interest at the applicable base rate plus a margin ranging from 2.10% to 2.45%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GBDC 4 Funding securing the facility.

As of December 31, 2023, the PNC Facility bears interest, at the Company’s election and depending on the currency of the borrowing, of either Term SOFR, Daily Simple SOFR, the Eurocurrency Rate, SONIA, or the Euro Short-Term Rate (“€STR”) plus a margin ranging from 2.10% to 2.45%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GBDC 4 Funding securing the facility. As of December 31, 2023 and September 30, 2023, the Company had outstanding debt of $179,969 and $176,928, respectively, under the PNC Facility.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three months ended December 31, 2023 and 2022, the components of interest expense, cash paid for interest expense, annualized average stated interest rates, and average outstanding balances for the PNC Facility were as follows:

	Three months ended December 31,
	2023	2022
Stated interest expense	$3,386	$1,033
Facility fees	50	10
Amortization of debt issuance costs	207	65
Total interest expense	$3,643	1,108
Cash paid for interest expense	$2,583	$424
Annualized average stated interest rate(1)	7.6%	5.7%
Average outstanding balance	$177,737	$71,661
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of December 31, 2023 and September 30, 2023, the Company was permitted to borrow up to $100,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of April 12, 2025. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of December 31, 2023 was 5.2%. As of December 31, 2023 and September 30, 2023, the Company had no outstanding debt under the Adviser Revolver.

For the three months ended December 31, 2023 and 2022, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended December 31,
	2023	2022
Stated interest expense	$22	$23
Cash paid for interest expense	—	69
Annualized average stated interest rate(1)	5.1%	3.8%
Average outstanding balance	$1,665	$2,383
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.

Other Short-Term Borrowings:  Borrowings with original maturities of less than one year are classified as short-term. The Company’s short-term borrowings are the result of investments that were sold under repurchase agreements. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860 and remains as an investment on the Consolidated Statements of Financial Condition.

As of December 31, 2023, the Company had $149,812 of other short-term borrowings and the fair value of the loans associated with the short-term borrowings was $153,111. As of September 30, 2023, the Company had no short-term borrowings.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three months ended December 31, 2023, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for short-term borrowings were as follows:

Three months ended December 31, 2023
Stated interest expense	$1,914
Cash paid for interest expense	—
Annualized average stated interest rate	8.3%
Average outstanding balance	$91,146

For the three months ended December 31, 2023 and 2022, the average total debt outstanding was $270,548 and $74,044, respectively.

For the three months ended December 31, 2023 and 2022, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 8.2% and 6.1%, respectively.

A summary of the Company’s maturity requirements for borrowings as of December 31, 2023 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
PNC Facility	$179,969	$—	$179,969	$—	$—
Other short-term borrowings	149,812	149,812	—	—	—
Total borrowings	$329,781	$149,812	$179,969	$—	$—

Note 8. Commitments and Contingencies

Commitments: As of December 31, 2023, the Company had outstanding commitments to fund investments totaling $220,266, including $46,227 of commitments on undrawn revolvers. As of September 30, 2023, the Company had outstanding commitments to fund investments totaling $63,784, including $7,390 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of December 31, 2023 and September 30, 2023 , there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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
(In thousands, except shares and per share data)
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

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data:(1)	2023	2022
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income - after tax	(0.61)	(0.39)
Net investment income - after tax	0.54	0.43
Net realized gain (loss) on investment transactions	—	0.01
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.07	(0.05)
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	4.09%	2.62%
Number of common shares outstanding	21,468,146.606	5,812,093.348

	Three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2023	2022
Ratio of net investment income - after tax to average net assets*	14.41%	11.43%
Ratio of total expenses to average net assets*(5)	13.17%	10.06%
Ratio of management fee waiver to average net assets*	(1.74)%	(1.64)%
Ratio of incentive fee waiver to average net assets	(0.72)%	(0.58)%
Ratio of incentive fees to average net assets(5)	0.72%	0.58%
Ratio of excise tax to average net assets(5)	0.01%	0.05%
Ratio of net expenses to average net assets*(5)	10.71%	7.84%
Ratio of total expenses (without incentive fees) to average net assets*(5)	12.45%	9.48%
Total return based on average net asset value(6)	4.07%	2.70%
Total return based on average net asset value - annualized(6)*	16.18%	10.71%
Net assets at end of period	$322,022	$87,181
Average debt outstanding	$270,548	$74,044
Average debt outstanding per share	$12.60	$12.74
Portfolio Turnover*	0.38%	9.29%
Asset coverage ratio(7)	196.09%	204.22%
Asset coverage ratio per unit(8)	$1,961	$2,042
Average market value per unit (9):
Adviser Revolver	N/A	N/A
PNC Facility	N/A	N/A
Other short-term borrowings	N/A	N/A

*    Annualized for periods less than one year, unless otherwise noted.
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
(In thousands, except shares and per share data)
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
(5)Incentive fees and excise tax are not annualized in the calculation.
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
(9)Not applicable as the Adviser Revolver, PNC Facility, and other short-term borrowings are not registered for public trading.

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2023 and 2022:

	Three months ended December 31,
	2023	2022
Earnings available to stockholders	$10,009	$2,110
Basic and diluted weighted average shares outstanding	16,495,525	5,230,642
Basic and diluted earnings per share	$0.61	$0.40

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the three months ended December 31, 2023 and 2022:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the three months ended December 31, 2023
08/03/2023	10/20/2023	12/27/2023	12,178,965.292	$0.1891	$2,302
11/17/2023	11/20/2023	12/27/2023	16,612,333.652	0.2009	3,337
11/17/2023	12/15/2023	02/20/2024	19,500,939.882	0.2240	4,370
Total dividends declared for the three months ended December 31, 2023					$10,009

For the three months ended December 31, 2022
08/05/2022	10/18/2022	12/29/2022	4,628,404.940	$0.1396	$646
11/18/2022	11/21/2022	12/29/2022	5,778,605.940	0.1212	700
11/18/2022	12/15/2022	03/01/2023	5,781,263.768	0.1321	764
Total dividends declared for the three months ended December 31, 2022					$2,110

The following table summarizes the Company’s distributions reinvested during the three months ended December 31, 2023 and 2022:

Payment Date	DRIP Shares Issued	NAV ($) Per Share	DRIP Shares Value
For the three months ended December 31, 2023
November 21, 2023	38,883.631	$15.00	$583
December 27, 2023	67,391.724	15.00	1,011
	106,275.355		$1,594

For the three months ended December 31, 2022
November 23, 2022	2,657.828	$15.00	$40
December 29, 2022	30,829.580	15.00	462
	33,487.408		$502

Note 12. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
On November 17, 2023 and February 2, 2024, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 19, 2024	March 19, 2024
In an amount (if positive) such that the net asset value of the Company as of January 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2024 through January 31, 2024 and the payment of this distribution is $15.00 per share.

February 26, 2024	May 21, 2024
In an amount (if positive) such that the net asset value of the Company as of February 29, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2024 through February 29, 2024 and the payment of this distribution is $15.00 per share.

March 15, 2024	May 21, 2024
In an amount (if positive) such that the net asset value of the Company as of March 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1, 2024 through March 31, 2024 and the payment of this distribution is $15.00 per share.

April 19, 2024	June 18, 2024
In an amount (if positive) such that the net asset value of the Company as of April 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2024 through April 30, 2024 and the payment of this distribution is $15.00 per share.

On February 1, 2024, the Company issued a capital call to stockholders that is due on February 12, 2024. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	02/12/2024	2,952,472.599	$15.00	$44,287

On February 5, 2024, the Company and GBDC 4 Funding amended the PNC Facility with PNC Bank to, among other things, increase the borrowing capacity from $300,000 to $400,000 and update the applicable margin range of 2.10% to 2.45%, such that borrowings under the PNC Facility will bear interest, at the Company’s election and depending on the currency of the borrowing, of either the Eurocurrency Rate, the Daily Simple RFR, the Daily Simple SOFR, the Term SOFR Rate, or the Base Rate plus a margin ranging from 2.15% to 2.45%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GBDC 4 Funding securing the facility. The other material terms of the PNC Facility were unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” “our” and “GBDC 4” refer to Golub Capital BDC 4, Inc. and its consolidated subsidiaries.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,”

“believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2023.

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
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $65.0 billion in capital under management as of January 1, 2024, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
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

As of December 31, 2023 and September 30, 2023, our portfolio at fair value was comprised of the following:

	As of December 31, 2023		As of September 30, 2023
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$33,288	5.1%	$7,485	2.3%
One stop	606,769	93.9	305,895	96.0
Second lien	512	0.1	257	0.1
Subordinated debt	100	0.0 *	51	0.0 *
Equity	5,872	0.9	5,227	1.6
Total	$646,541	100.0%	$318,915	100.0%

* Represents an amount less than 0.1%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2023 and September 30, 2023, one stop loans included $115.7 million and $74.0 million, respectively, of recurring revenue loans at fair value.

As of December 31, 2023 and September 30, 2023, we had debt and equity investments in 98 and 74 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments and certain preferred equity investments, as well as the annualized total return based on our average net asset value, in each case, and our net investment income - return on equity for the three months ended December 31, 2023, September 30, 2023 and December 31, 2022:

	Three months ended
	December 31, 2023	September 30, 2023	December 31, 2022
Weighted average income yield(1)*	12.5%	12.5%	10.2%
Weighted average investment income yield(2)*	12.8%	12.8%	10.6%
Total return based on average net asset value(3)*	16.2%	17.7%	10.7%
Net investment income - return on equity(4)*	14.4%	14.7%	11.4%

*    Annualized for periods of less than one year
(1)Represents income from interest, fees, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees and discounts, divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
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

As of December 31, 2023, GBDC 4 has earned an inception-to-date internal rate of return, or IRR, of 15.6% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. For the three months ended December 31, 2023 and 2022, GBDC 4 earned a fiscal year-to-date IRR of 25.1% and 12.0%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).
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

Recent Developments

On November 17, 2023 and February 2, 2024, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 19, 2024	March 19, 2024
In an amount (if positive) such that our net asset value as of January 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period January 1, 2024 through January 31, 2024 and the payment of this distribution is $15.00 per share.

February 26, 2024	May 21, 2024
In an amount (if positive) such that our net asset value as of February 29, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period February 1, 2024 through February 29, 2024 and the payment of this distribution is $15.00 per share.

March 15, 2024	May 21, 2024
In an amount (if positive) such that our net asset value as of March 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period March 1, 2024 through March 31, 2024 and the payment of this distribution is $15.00 per share.

April 19, 2024	June 18, 2024
In an amount (if positive) such that our net asset value as of April 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period April 1, 2024 through April 30, 2024 and the payment of this distribution is $15.00 per share.

On February 1, 2024, we issued a capital call to stockholders that is due on February 12, 2024. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	02/12/2024	2,952,472.599	$15.00	$44,287,089

On February 5, 2024, we and GBDC 4 Funding amended the PNC Facility with PNC Bank to, among other things, increase the borrowing capacity from $300.0 million to $400.0 million and update the applicable margin range of 2.10% to 2.45%, such that borrowings under the PNC Facility will bear interest, at our election and depending on the currency of the borrowing, of either the Eurocurrency Rate, the Daily Simple RFR, the Daily Simple SOFR, the Term SOFR Rate, or the Base Rate plus a margin ranging from 2.15% to 2.45%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GBDC 4 Funding securing the facility. The other material terms of the PNC Facility were unchanged.

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
Consolidated operating results for the three months ended December 31, 2023, September 30, 2023 and December 31, 2022 are as follows:

	Three months ended			Variances	Variances
	December 31, 2023	September 30, 2023	December 31, 2022	December 31, 2023 vs. September 30, 2023	December 31, 2023 vs. December 31, 2022
	(In thousands)
Interest income	$13,954	$6,761	$3,515	$7,193	$10,439
Payment-in-kind interest income	1,107	803	137	304	970
Accretion of discounts and amortization of premiums	405	198	135	207	270
Non-cash dividend income	32	39	26	(7)	6
Fee income	48	16	10	32	38
Total investment income	15,546	7,817	3,823	7,729	11,723
Net expenses	6,618	3,360	1,534	3,258	5,084
Net investment income - before tax	8,928	4,457	2,289	4,471	6,639
Excise tax	15	—	37	15	(22)
Net investment income - after tax	8,913	4,457	2,252	4,456	6,661
Net realized gain (loss) on investment transactions	(4)	59	52	(63)	(56)
Net change in unrealized appreciation (depreciation) on investment transactions	1,100	845	(194)	255	1,294
Net increase (decrease) in net assets resulting from operations	$10,009	$5,361	$2,110	$4,663	$7,877
Average earning debt investments, at fair value	$481,043	$241,464	$142,189	$239,579	$338,854
Average earning preferred equity investments, at fair value	$1,006	$956	$878	$50	$128
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
Investment Income
Investment income increased from the three months ended September 30, 2023 to the three months ended December 31, 2023 by $7.7 million, primarily due to an increase in interest and payment-in-kind (“PIK”) income due to an increase in the average earning debt investments balance of $239.6 million.

Investment income increased from the three months ended December 31, 2022 to the three months ended December 31, 2023 by $11.7 million, primarily due to an increase in interest and PIK income due to an increase in the average earning debt investments balance of $338.9 million coupled with rising SOFR interest base rates.

The annualized income yield by debt security type for the three months ended December 31, 2023, September 30, 2023 and December 31, 2022 are as follows:

	Three months ended
	December 31, 2023	September 30, 2023	December 31, 2022
Senior secured	10.7%	11.9%	10.0%
One stop	12.3%	12.3%	10.2%
Second lien	17.0%	17.8%	N/A
Subordinated debt	13.3%	15.5%	14.2%

Income yields on senior secured loans decreased for the three months ended December 31, 2023 as compared to the three months ended September 30, 2023, primarily due to decreased spreads on new originations during the first quarter of 2024 fiscal year. Income yields on one stop loans remained consistent for the three months ended December 31, 2023 as compared to the three months ended September 30, 2023. Income yields on senior secured and one stop loans increased for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022, primarily due to rising SOFR rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 91.0% of the loan portfolio at fair value is subject to an interest rate floor. As of December 31, 2023 and September 30, 2023, the weighted average base rate floor of our loans was 0.76% and 0.75%, respectively.
As of December 31, 2023, we have second lien investments in one portfolio company and subordinated debt investments in two portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.
For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.
Expenses
The following table summarizes our expenses for the three months ended December 31, 2023, September 30, 2023 and December 31, 2022:

	Three months ended			Variances	Variances
	December 31, 2023	September 30, 2023	December 31, 2022	December 31, 2023 vs. September 30, 2023	December 31, 2023 vs. December 31, 2022
	(In thousands)
Interest and facility fee expenses	$5,372	$2,579	$1,067	$2,793	$4,305
Amortization of debt issuance costs	207	115	65	92	142
Base management fee, net of waiver	615	323	184	292	431
Professional fees	234	228	163	6	71
Administrative service fee	104	79	34	25	70
General and administrative expenses	86	37	21	49	65
Net expenses	$6,618	$3,361	$1,534	$3,257	$5,084
Average debt outstanding	$270,548	$138,962	$74,044	$131,586	$196,504
Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $2.9 million from the three months ended September 30, 2023 to the three months ended December 31, 2023, primarily due to an increase in average debt outstanding of $131.6 million and, to a lesser extent, increased interest rate spreads made in connection with amendments on our revolving credit facility.

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $4.4 million from the three months ended December 31, 2022 to the three months ended December 31, 2023, primarily due to an increase in average debt outstanding of $196.5 million as well as rising SOFR rates on borrowings from our floating rate debt facilities and, to a lesser extent, increased interest rate spreads made in connection with amendments on our revolving credit facility. For more information about our outstanding borrowings for the three months ended

December 31, 2023 and 2022, including the terms thereof, see “Note 7. Borrowings” in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended December 31, 2023, September 30, 2023, and December 31, 2022, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 8.2%, 7.7%, and 6.1%, respectively.

The effective average interest rate increased for both the three months ended December 31, 2023 to the three months ended September 30, 2023 and the three months ended December 31, 2023 compared to the three months ended December 31, 2022 primarily due to rising SOFR base interest rates on our borrowings from floating rate debt facilities and, to a lesser extent, increased interest rate spreads made in connection with amendments on our revolving credit facility.

Management Fees

The base management fee, net of waiver, increased as a result of an increase in average gross assets for the three months ended September 30, 2023 to the three months ended December 31, 2023. The base management fee, net of waiver, increased as a result of an increase in average gross assets for the three months ended December 31, 2022 to the three months ended December 31, 2023.

Incentive Fees
The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. For the three months ended December 31, 2023, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee, as a percentage of Pre-Incentive Fee Net Investment Income, was 20.0%. GC Advisors has agreed to irrevocably waive all Income Incentive Fees payable pursuant to the Investment Advisory Agreement for the periods ending prior to April 1, 2024 (the “Waiver Period”). For the three months ended December 31, 2023, the Income Incentive Fee irrevocably waived by GC Advisors was $1.8 million.
As of December 31, 2023 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of December 31, 2023 and September 30, 2023, there was no capital gain incentive fee accrual calculated in accordance with GAAP. For the three months ended December 31, 2023, September 30, 2023, and December 31, 2022, there was no accrual of capital gain incentive fee under GAAP.
Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of December 31, 2023 and September 30, 2023, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

Professional Fees, Administrative Service Fee and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.1 milion from the three months ended September 30, 2023 to the three months ended December 31, 2023 primarily due to increased administrative expenses associated with servicing a growing portfolio.

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.2 million from the three months ended December 31, 2022 to the three months ended December 31, 2023 primarily due to higher professional fees and administrative expenses associated with servicing a growing portfolio.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2023, September 30, 2023 and December 31, 2022 were $0.3 million, $0.1 million and $0.3 million, respectively.

As of December 31, 2023 and September 30, 2023, included in accounts payable and accrued expenses were $0.3 million and $0.3 million, respectively, of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended December 31, 2023, September 30, 2023 and December 31, 2022:

	Three months ended			Variances	Variances
	December 31, 2023	September 30, 2023	December 31, 2022	December 31, 2023 vs. September 30, 2023	December 31, 2023 vs. December 31, 2022
	(In thousands)
Net realized gain (loss) from investments	$(3)	$16	$—	$(19)	$(3)
Net realized gain (loss) from foreign currency transactions	(1)	43	52	(44)	(53)
Net realized gain (loss) on investment transactions	$(4)	$59	$52	$(63)	$(56)
Unrealized appreciation from investments	1,735	1,267	466	468	1,269
Unrealized (depreciation) from investments	(674)	(358)	(676)	(316)	2
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	39	(64)	17	103	22
Net change in unrealized appreciation (depreciation) on investment transactions	$1,100	$845	$(193)	$255	$1,293

During the three months ended December 31, 2023, we had a net realized loss of approximately $4,000, primarily driven by a realized loss on the partial redemption of an equity investment, and to a lesser extent, realized losses on foreign currency transactions. During the three months ended September 30, 2023, we had a net realized gain of approximately $59,000, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars that was partially offset by a realized gain recognized on the partial redemption of an equity investment. During the three months ended December 31, 2022, we had a net realized gain of approximately $52,000, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars.

For the three months ended December 31, 2023, we had $1.7 million in unrealized appreciation on 34 portfolio company investments, which was offset by $0.7 million in unrealized depreciation on 64 portfolio company investments. For the three months ended September 30, 2023, we had $1.3 million in unrealized appreciation on 28 portfolio company investments, which was offset by $0.4 million in unrealized depreciation on 46 portfolio company investments. For the three months ended December 31, 2022, we had $0.5 million in unrealized appreciation on 20 portfolio company investments, which was offset by $0.7 million in unrealized depreciation on 26 portfolio company investments.

Unrealized appreciation for the three months ended December 31, 2023 and September 30, 2023 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized appreciation for the three months ended December 31, 2022 primarily resulted from loan repayments and improved performance of certain portfolio companies.

Unrealized depreciation for the three months ended December 31, 2023 and September 30, 2023 primarily resulted from amortization of discounts during each quarter on recently originated loans and a modest decrease in market prices of certain portfolio company investments. Unrealized depreciation for the three months ended December 31, 2022 primarily resulted from decreases in the fair value across our portfolio company investments due to incremental spread widening in the market during the first quarter of the 2023 fiscal year.

Liquidity and Capital Resources

For the three months ended December 31, 2023, we experienced a net decrease in cash and cash equivalents and foreign currencies of $35.7 million. During the period, we used $316.9 million in operating activities, primarily as a result of fundings of portfolio investments of $324.9 million, partially offset by proceeds from principal payments and sales of portfolio investments of $0.5 million. During the same period, cash provided by financing activities was $281.2 million, primarily driven by borrowings on debt of $156.9 million, proceeds from other short-term borrowings of $149.8 million and proceeds from the issuance of common shares of $137.4 million, partially offset by repayments of debt of $154.3 million.

For the three months ended December 31, 2022, we experienced a net decrease in cash and cash equivalents and foreign currencies of $17.9 million. During the period, we used $51.5 million in operating activities, primarily as a result of fundings of portfolio investments of $57.1 million. During the same period, cash provided by financing activities was $33.6 million, primarily driven by borrowings on debt of $31.0 million and proceeds from the issuance of common shares of $17.3 million, partially offset by repayments of debt of $13.5 million.

As of December 31, 2023 and September 30, 2023, we had $6.4 million and $42.2 million, respectively, of cash and cash equivalents. In addition, as of December 31, 2023 and September 30, 2023, we had $0.8 million and $0.7 million, respectively, of foreign currencies. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of December 31, 2023 and September 30, 2023, we had investor capital subscriptions totaling $950.0 million and $760.6 million, respectively, of which $317.0 million and $179.2 million, respectively, had been called and contributed, leaving $633.0 million and $581.3 million of uncalled investor capital subscriptions, respectively.

Revolving Debt Facilities

PNC Facility - On July 8, 2022, we entered into the PNC Facility (as defined in Note 7 of our consolidated financial statements) with PNC Bank. As of December 31, 2023 and September 30, 2023, we were permitted to borrow up to $300.0 million and $195.0 million, respectively, at any one time outstanding under the PNC Facility. As of December 31, 2023 and September 30, 2023, we had outstanding debt of $180.0 million and $176.9 million, respectively, under the PNC Facility. Through a series of amendments during the three months ended December 31, 2023, most recently on November 15, 2023, the Company and GBDC 4 Funding amended the PNC Facility with PNC Bank to, among other things, increase the borrowing capacity from $195.0 million to $300.0 million and update the applicable margin range of 2.00% to 2.40% such that borrowings under the PNC Facility will bear interest, at the Company’s election and depending on the currency of the borrowing, of either the Eurocurrency Rate, the Daily Simple RFR, the Daily Simple SOFR, the Term SOFR Rate, or the Base Rate plus a margin ranging from 2.10% to 2.45%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GBDC 4 Funding securing the facility. The other material terms of the PNC Facility were unchanged. On February 5, 2024, we amended the PNC Facility to increase the borrowing capacity from $300.0 million to $400.0 million.

Adviser Revolver - On April 12, 2022, we entered into the Adviser Revolver (as defined in Note 4 of our consolidated financial statements) with GC Advisors. As of December 31, 2023 and September 30, 2023, we were permitted to borrow up to $100.0 million at any one time outstanding under the Adviser Revolver. As of December 31, 2023 and September 30, 2023, we had no outstanding debt of under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 1, 2022, our sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, our asset coverage requirement is reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of December 31, 2023, our asset coverage for borrowed amounts was 196.1%.

As of December 31, 2023, we had outstanding commitments to fund investments totaling $220.3 million, including $46.2 million of unfunded commitments on revolvers. As of September 30, 2023, we had outstanding commitments to fund investments totaling $63.8 million, including $7.4 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement as of December 31, 2023 and September 30, 2023, respectively.
A summary of maturity requirements for our principal borrowings as of December 31, 2023 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of December 31, 2023. As of December 31, 2023, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash and restricted cash balances that we maintain, availability under our PNC Facility and Adviser Revolver, as well as ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield
As of December 31, 2023 and September 30, 2023, we had investments in 98 and 74 portfolio companies, respectively, with a total fair value of $646.5 million and $318.9 million, respectively.
The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2023, September 30, 2023 and December 31, 2022:

	Three months ended
	December 31, 2023		September 30, 2023		December 31, 2022
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$26,555	5.4%	$2,313	1.9%	$274	0.4%
One stop	461,365	94.5	119,447	97.1	58,878	96.9
Second lien	—	—	1,095	0.9	—	—
Subordinated debt	50	0.0 *	—	—	50	0.1
Equity	385	0.1	106	0.1	1,557	2.6
Total new investment commitments	$488,355	100.0%	$122,961	100.0%	$60,759	100.0%
* Represents an amount less than 0.1%.

For the three months ended December 31, 2023 and 2022, we had approximately $0.5 million and $3.3 million, respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2023(1)			As of September 30, 2023(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured	$33,642	$33,274	$33,288	$7,593	$7,488	$7,485
One stop	616,282	604,078	606,769	310,461	304,471	305,895
Second lien	533	513	512	274	252	257
Subordinated debt	101	99	100	51	49	51
Equity	N/A	4,970	5,872	N/A	4,557	5,227
Total	$650,558	$642,934	$646,541	$318,379	$316,817	$318,915

(1)As of December 31, 2023, $78.9 million and $79.3 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
(2)As of September 30, 2023, $52.8 million and $53.1 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
As of December 31, 2023 and September 30, 2023, we had no loans on non-accrual status. As of both December 31, 2023 and September 30, 2023, the fair value of our debt investments as a percentage of the outstanding principal value was 98.5%.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2023, September 30, 2023 and December 31, 2022:

	Three months ended
	December 31, 2023	September 30, 2023	December 31, 2022
Weighted average rate of new investment fundings	11.2%	11.7%	10.9%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.9%	6.2%	6.5%
Weighted average fees of new investment fundings	1.3%	1.8%	1.7%
Weighted average rate of sales and payoffs of portfolio investments	11.7%	11.7%	9.1%

As of December 31, 2023, 91.0% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limited the minimum applicable interest rates on such loans. As of September 30, 2023, 92.4% and 95.5% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.
As of December 31, 2023 and September 30, 2023, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $87.9 million and $93.5 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2023 and September 30, 2023:

	As of December 31, 2023		As of September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$—	—%	$—	—%
4	646,212	99.9	318,131	99.8
3	329	0.1	784	0.2
2	—	—	—	—
1	—	—	—	—
Total	$646,541	100.0%	$318,915	100.0%

The table below details the weighted average price of our debt investments by internal performance rating held as of December 31, 2023 and September 30, 2023:

	Weighted Average Price[1]
Category	As of December 31, 2023	As of September 30, 2023
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.5%	98.5%
Internal Performance Rating 3 (Performing Below Expectations)	94.0	92.5
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	—	—
Total	98.5%	98.5%

(1)Includes only debt investments held as of December 31, 2023 and September 30, 2023. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a subscription agreement with us to purchase our common stock on the same terms and conditions as other investors for a capital subscription of $100.0 million. As of December 31, 2023, we have issued 3,234,372.932 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $48.5 million and have also issued 139,172.373 shares to GGP Class B-P, LLC through the DRIP.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2023 and 2022. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both December 31, 2023 and September 30, 2023 were valued using Level 3 inputs. As of both December 31, 2023 and September 30, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.

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

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans and record these fees as fee income when earned. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs or LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of December 31, 2023 and September 30, 2023, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2023 and 2022, we recorded $15,000 and $37,000, respectively, for U.S. federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2023 and September 30, 2023, the weighted average floor on loans subject to floating interest rates was 0.76% and 0.75%, respectively. In addition, the PNC Facility has a floating interest rate provision based on Term SOFR, Daily Simple SOFR, the Eurocurrency Rate, Sterling Overnight Index Average, or the Euro Short-Term Rate plus a margin ranging from 2.10% to 2.45%. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of December 31, 2023 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(12,678)	$(3,599)	$(9,079)
Down 150 basis points	(9,508)	(2,700)	(6,808)
Down 100 basis points	(6,339)	(1,800)	(4,539)
Down 50 basis points	(3,169)	(900)	(2,269)
Up 50 basis points	3,169	900	2,269
Up 100 basis points	6,339	1,800	4,539
Up 150 basis points	9,508	2,700	6,808
Up 200 basis points	12,678	3,599	9,079

(1)    Assumes applicable three-month base rate as of December 31, 2023, with the exception of SONIA and Prime that utilize the December 31, 2023 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2023, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the PNC Facility and the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of December 31, 2023 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended December 31, 2023 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2023.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
10.1	Increase Notice Regarding that certain Revolving Credit and Security Agreement, dated as of July 8, 2022, as amended from time to time, by and among Golub Capital BDC 4, Inc., a Maryland corporation, Golub Capital BDC 4 Funding LLC, a Delaware limited liability company, PNC Bank, National Association, as Administrative Agent for the Secured Parties, the Collateral Agent and a Lender, PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of October 13, 2023. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on October 19, 2023).
10.2	Fourth Amendment to Revolving Credit and Security Agreement, dated as of July 8, 2022, as amended from time to time, by and among Golub Capital BDC 4, Inc., a Maryland corporation, Golub Capital BDC 4 Funding LLC, a Delaware limited liability company, PNC Bank, National Association, as Administrative Agent for the Secured Parties, the Collateral Agent and a Lender, PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of November 15, 2023. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on November 22, 2023).
10.3	Increase Notice Regarding that certain Revolving Credit and Security Agreement, dated as of July 8, 2022, as amended from time to time, by and among Golub Capital BDC 4, Inc., a Maryland corporation, Golub Capital BDC 4 Funding LLC, a Delaware limited liability company, PNC Bank, National Association, as Administrative Agent for the Secured Parties, the Collateral Agent and a Lender, PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of November 15, 2023. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on November 22, 2023).
10.4	Fifth Amendment to Revolving Credit and Security Agreement, dated as of July 8, 2022, as amended from time to time, by and among Golub Capital BDC 4, Inc., a Maryland corporation, Golub Capital BDC 4 Funding LLC, a Delaware limited liability company, PNC Bank, National Association, as Administrative Agent for the Secured Parties, the Collateral Agent and a Lender, PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of February 5, 2024. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on February 8, 2024).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC 4, Inc.

Date: February 12, 2024	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 12, 2024	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)