Form 10-Q
period 2024-03-31
Golub Capital BDC 4, Inc.
filed 2024-05-10
CIK 1901612

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of May 10, 2024, the Registrant had 27,476,502.077 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2024	September 30, 2023
	(unaudited)
Assets
Non-controlled / non-affiliate company investments at fair value (amortized cost of $811,635 and $316,817, respectively)	$821,230	$318,915
Cash and cash equivalents	18,429	42,154
Foreign currencies (cost of $1,676 and $630, respectively)	1,720	685
Restricted cash and cash equivalents	1,078	—
Interest receivable	8,725	3,102
Capital call receivable	56	40
Deferred offering costs	137	153
Other assets	636	946
Total Assets	$852,011	$365,995
Liabilities
Debt	$391,075	$176,928
Less unamortized debt issuance costs	(2,802)	(1,004)
Debt less unamortized debt issuance costs	388,273	175,924
Other short-term borrowings	28,104	—
Interest payable	6,297	2,542
Distributions payable	15,617	3,981
Management and incentive fees payable	930	323
Accrued trustee fees	32	25
Accounts payable and other liabilities	611	516
Total Liabilities	439,864	183,311
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2024 and September 30, 2023	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 27,476,502.077 and 12,178,965.292 shares issued and outstanding as of March 31, 2024 and September 30, 2023, respectively	27	12
Paid in capital in excess of par	411,973	182,525
Distributable earnings (losses)	147	147
Total Net Assets	412,147	182,684
Total Liabilities and Total Net Assets	$852,011	$365,995
Number of common shares outstanding	27,476,502.077	12,178,965.292
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Investment income
Interest income	$21,622	$4,779	$35,981	$8,430
Payment-in-kind interest income	1,276	294	2,383	430
Dividend income	43	28	75	54
Fee income	96	11	144	21
Total investment income	23,037	5,112	38,583	8,935
Expenses
Interest and other debt financing expenses	8,214	1,540	13,793	2,672
Base management fee	2,557	624	4,248	1,132
Incentive fee	2,678	606	4,461	1,056
Professional fees	231	222	465	385
Administrative service fee	199	52	303	86
General and administrative expenses	61	24	147	45
Total expenses	13,940	3,068	23,417	5,376
Base management fee waived (Note 4)	(1,628)	(397)	(2,704)	(721)
Incentive fee waived (Note 4)	(2,678)	(606)	(4,461)	(1,056)
Net expenses	9,634	2,065	16,252	3,599
Net investment income - before tax	13,403	3,047	22,331	5,336
Excise tax	10	16	25	53
Net investment income - after tax	13,393	3,031	22,306	5,283
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	—	—	(3)	—
Foreign currency transactions	30	7	29	58
Net realized gain (loss) on investment transactions	30	7	26	58
Net change in unrealized appreciation (depreciation) from:
Investments	6,202	1,170	7,263	959
Translation of assets and liabilities in foreign currencies	(44)	11	(5)	29
Net change in unrealized appreciation (depreciation) on investment transactions	6,158	1,181	7,258	988
Net gain (loss) on investment transactions	6,188	1,188	7,284	1,046
Net increase (decrease) in net assets resulting from operations	$19,581	$4,219	$29,590	$6,329
Per Common Share Data
Basic and diluted earnings per common share (Note 10)	$0.84	$0.69	$1.49	$1.11
Basic and diluted weighted average common shares outstanding (Note 10)	23,316,356	6,135,953	19,887,305	5,678,323

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share and per share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2022	4,628,404.940	$5	$69,421	$—	$69,426
Issuance of common stock	2,009,945.654	2	30,147	—	30,149
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	5,283	5,283
Net realized gain (loss) on investment transactions	—	—	—	58	58
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	988	988
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	73,680.582	—	1,105	—	1,105
Distributions from distributable earnings (losses)	—	—	—	(3,061)	(3,061)
Distributions declared and payable	—	—	—	(3,268)	(3,268)
Total increase (decrease) for the six months ended March 31, 2023(1)	2,083,626.236	2	31,252	—	31,254
Balance at March 31, 2023	6,712,031.176	$7	$100,673	$—	$100,680
Balance at December 31, 2022	5,812,093.348	$6	$87,175	$—	$87,181
Issuance of common stock	859,744.654	1	12,895	—	12,896
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	3,031	3,031
Net realized gain (loss) on investment transactions	—	—	—	7	7
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	1,181	1,181
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	40,193.174	—	603	—	603
Distributions from distributable earnings (losses)	—	—	—	(1,715)	(1,715)
Distributions declared and payable	—	—	—	(2,504)	(2,504)
Total increase (decrease) for the three months ended March 31, 2023	899,937.828	1	13,498	—	13,499
Balance at March 31, 2023	6,712,031.176	$7	$100,673	$—	$100,680
Balance at September 30, 2023	12,178,965.292	$12	$182,525	$147	$182,684
Issuance of common stock	15,087,851.157	15	226,303	—	226,318
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	22,306	22,306
Net realized gain (loss) on investment transactions	—	—	—	26	26
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	7,258	7,258
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	209,685.628	—	3,145	—	3,145
Distributions from distributable earnings (losses)	—	—	—	(13,973)	(13,973)
Distributions declared and payable	—	—	—	(15,617)	(15,617)
Total increase (decrease) for the six months ended March 31, 2024	15,297,536.785	15	229,448	—	229,463
Balance at March 31, 2024	27,476,502.077	$27	$411,973	$147	$412,147
Balance at December 31, 2023	21,468,146.606	$21	$321,854	$147	$322,022
Issuance of common stock	5,904,945.198	6	88,568	—	88,574
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	13,393	13,393
Net realized gain (loss) on investment transactions	—	—	—	30	30
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	6,158	6,158
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	103,410.273	—	1,551	—	1,551
Distributions from distributable earnings (losses)	—	—	—	(3,964)	(3,964)
Distributions declared and payable	—	—	—	(15,617)	(15,617)
Total increase (decrease) for the three months ended March 31, 2024	6,008,355.471	6	90,119	—	90,125
Balance at March 31, 2024	27,476,502.077	$27	$411,973	$147	$412,147

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$29,590	$6,329
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	490	134
Accretion of discounts and amortization of premiums	(1,027)	(267)
Net realized (gain) loss on investments	3	—
Net realized (gain) loss on foreign currency transactions	(29)	(58)
Net change in unrealized (appreciation) depreciation on investments	(7,263)	(959)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	5	(29)
Proceeds from (fundings of) revolving loans, net	(389)	(31)
Fundings of investments	(494,593)	(87,477)
Proceeds from principal payments and sales of portfolio investments	3,684	3,579
Payment-in-kind interest capitalized	(2,392)	(412)
Non-cash dividends capitalized	(75)	(54)
Changes in operating assets and liabilities:
Interest receivable	(5,623)	(1,342)
Other assets	310	(294)
Interest payable	3,755	997
Management and incentive fees payable	607	120
Accrued trustee fees	7	—
Accounts payable and other liabilities	95	(29)
Net cash provided by (used in) operating activities	(472,845)	(79,793)
Cash flows from financing activities
Borrowings on debt	384,312	64,700
Repayments of debt	(170,400)	(22,200)
Proceeds from other short-term borrowings	453,364	—
Repayments on other short-term borrowings	(425,260)	—
Capitalized debt issuance costs	(2,288)	(191)
Deferred offering costs	16	19
Proceeds from issuance of common shares	226,302	30,161
Distributions paid	(14,809)	(2,084)
Net cash provided by (used in) financing activities	451,237	70,405
Net change in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents	(21,608)	(9,388)
Effect of foreign currency exchange rates	(4)	59
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, beginning of period	42,839	21,746
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, end of period	$21,227	$12,417
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,548	$1,541
Distributions declared for the period	29,590	6,329
Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$16	$(12)
Stock issued in connection with dividend reinvestment plan	3,145	1,105
Change in distributions payable	11,636	3,140

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)
The following table provides a reconciliation of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	March 31, 2024	September 30, 2023
Cash and cash equivalents	$18,429	$42,154
Foreign currencies (cost of $1,676 and $630, respectively)	1,720	685
Restricted cash and cash equivalents	$1,078	$—
Total cash and cash equivalents foreign currencies and restricted cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$21,227	$42,839
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies and restricted cash and cash equivalents.
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
PPW Aero Buyer, Inc.*#	One stop	SF +	7.00%	(h)(i)	12.32%		02/2029	$14,800	$14,439	3.6%	$14,800
PPW Aero Buyer, Inc.	One stop	P +	6.00%	(a)(h)	13.59%		02/2029	24	23	—	24
								14,824	14,462	3.6	14,824
Auto Components
Collision SP Subco, LLC*	One stop	SF +	5.50%	(i)	10.82%		01/2030	9,683	9,494	2.3	9,489
Collision SP Subco, LLC	One stop	SF +	5.50%	(j)	10.74%		01/2030	265	210	—	153
Collision SP Subco, LLC	One stop	SF +	5.50%	(i)	10.82%		01/2030	238	207	—	206
								10,186	9,911	2.3	9,848
Automobiles
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(i)	10.55%		12/2029	808	792	0.2	808
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(i)	10.55%		12/2029	168	165	0.1	168
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(i)	10.55%		12/2029	29	24	—	29
High Bar Brands Operating, LLC(5)	Senior secured	SF +	5.25%		N/A(6)		12/2029	—	(3)	—	—
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(h)(j)	10.84%		07/2029	6,710	6,659	1.6	6,509
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(j)	10.73%		07/2029	105	103	—	99
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	6.00%		N/A(6)		07/2029	—	(217)	(0.1)	(233)
Spotless Brands, LLC	One stop	SF +	6.50%	(i)	11.97%		07/2028	1,949	1,916	0.5	1,949
Spotless Brands, LLC	One stop	SF +	6.50%	(i)	11.96%		07/2028	212	210	0.1	212
Spotless Brands, LLC	One stop	SF +	6.50%	(i)	11.96%		07/2028	157	156	—	157
Spotless Brands, LLC	One stop	SF +	6.50%		N/A(6)		07/2028	—	—	—	—
Yorkshire Parent, Inc.	One stop	SF +	6.00%	(i)	11.30%		12/2029	17,842	17,672	4.3	17,842
Yorkshire Parent, Inc.(5)	One stop	SF +	6.00%		N/A(6)		12/2029	—	(42)	—	—
Yorkshire Parent, Inc.(5)	One stop	SF +	6.00%		N/A(6)		12/2029	—	(84)	—	—
								27,980	27,351	6.7	27,540
Banks
OSP Hamilton Purchaser, LLC	One stop	SF +	5.50%	(h)	10.92%		12/2029	3,929	3,892	1.0	3,929
OSP Hamilton Purchaser, LLC(5)	One stop	SF +	5.50%		N/A(6)		12/2029	—	(35)	—	—
OSP Hamilton Purchaser, LLC(5)	One stop	SF +	5.50%		N/A(6)		12/2029	—	(6)	—	—
								3,929	3,851	1.0	3,929
Beverages
Financial Information Technologies, LLC(19)	One stop	N/A			14.00%	PIK	06/2031	8,658	8,446	2.1	8,658
Financial Information Technologies, LLC*#	One stop	SF +	6.50%	(i)	11.80%		06/2030	6,489	6,401	1.6	6,619
Financial Information Technologies, LLC#	One stop	SF +	5.50%	(i)	10.80%		06/2030	1,302	1,293	0.3	1,302
Financial Information Technologies, LLC(5)	One stop	SF +	6.50%		N/A(6)		06/2030	—	(1)	—	—
Financial Information Technologies, LLC(5)	One stop	SF +	5.50%		N/A(6)		06/2030	—	(20)	—	—
								16,449	16,119	4.0	16,579
Capital Markets
BlueMatrix Holdings, LLC*	One stop	SF +	5.25%	(i)	10.55%		01/2031	14,236	14,115	3.4	14,111
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)		01/2031	—	(21)	—	(22)
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)		01/2031	—	(40)	—	(42)
								14,236	14,054	3.4	14,047
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services and Supplies
BradyIFS Holdings, LLC	One stop	SF +	6.00%	(i)	11.31%				10/2029	$21,001	$20,610	5.1%	$21,001
BradyIFS Holdings, LLC	One stop	SF +	6.00%	(i)	11.31%				10/2029	567	546	0.1	567
BradyIFS Holdings, LLC(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(36)	—	—
Encore Holdings, LLC	One stop	SF +	5.25%	(h)(i)	10.65%				11/2028	12,165	11,937	3.0	12,101
Encore Holdings, LLC*	One stop	SF +	5.25%	(i)	10.65%				11/2028	2,583	2,536	0.6	2,570
Encore Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(43)	—	(87)
FR Vision Holdings, Inc.*	One stop	SF +	5.50%	(i)	10.81%				01/2031	18,632	18,451	4.5	18,632
FR Vision Holdings, Inc.	One stop	SF +	5.50%	(i)	10.82%				01/2031	1,569	1,510	0.4	1,569
FR Vision Holdings, Inc.(5)	One stop	SF +	5.50%		N/A(6)				01/2030	—	(15)	—	—
Kleinfelder Intermediate, LLC*	One stop	SF +	6.25%	(h)	11.58%				09/2030	2,047	2,009	0.5	2,047
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(5)	—	—
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2030	—	(4)	—	—
										58,564	57,496	14.2	58,400
Diversified Consumer Services
Apex Service Partners, LLC(19)	One stop	SF +	7.00%	(i)	10.32%	cash/	2.00%	PIK	10/2030	23,854	23,516	5.8	23,854
Apex Service Partners, LLC(19)	One stop	SF +	7.00%	(i)	12.33%				10/2030	3,112	3,041	0.8	3,112
Apex Service Partners, LLC	One stop	SF +	6.50%	(i)	11.82%				10/2029	699	678	0.2	699
DP Flores Holdings, LLC#	One stop	SF +	6.25%	(i)	11.55%				09/2028	3,213	3,171	0.8	3,213
DP Flores Holdings, LLC	One stop	SF +	6.25%	(i)	11.55%				09/2028	499	493	0.1	499
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(1)	—	—
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(7)	—	—
Entomo Brands Acquisitions, Inc.*	Senior secured	SF +	5.50%	(i)	10.95%				07/2029	871	859	0.2	871
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%		N/A(6)				07/2029	—	—	—	—
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(i)	10.95%				07/2029	209	204	—	209
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(i)	11.09%				06/2029	1,156	1,139	0.3	1,156
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(h)	11.08%				06/2028	16	15	—	16
HS Spa Holdings, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(3)	—	—
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	11.18%				04/2029	663	654	0.2	643
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	11.18%				04/2029	738	726	0.2	713
Mario Purchaser, LLC(19)	One stop	SF +	10.75%	(h)	16.18%	PIK			04/2032	385	378	0.1	373
Mario Purchaser, LLC(5)	One stop	SF +	5.75%		N/A(6)				04/2028	—	(1)	—	(2)
NSG Buyer, Inc.	One stop	SF +	6.50%	(h)	11.93%				11/2029	11,815	11,625	2.9	11,963
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(7)	—	—
NSG Buyer, Inc. (5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(27)	—	(28)
NSG Buyer, Inc.	One stop	SF +	5.75%	(h)	11.08%				11/2029	569	532	0.1	563
Virginia Green Acquisition, LLC#	One stop	SF +	5.50%	(j)	10.75%				12/2030	19,998	19,806	4.8	19,998
Virginia Green Acquisition, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(31)	—	—
Virginia Green Acquisition, LLC	One stop	SF +	5.50%	(j)	10.72%				12/2030	456	379	0.1	456
										68,253	67,139	16.6	68,308
Diversified Financial Services
Avalara, Inc.	One stop	SF +	7.25%	(i)	12.56%				10/2028	2,655	2,605	0.6	2,655
Avalara, Inc.(5)	One stop	SF +	7.25%		N/A(6)				10/2028	—	(2)	—	—
Finastra USA, Inc.	One stop	SF +	7.25%	(j)	12.46%				09/2029	9,950	9,769	2.4	9,950
Finastra USA, Inc.	One stop	SF +	7.25%	(h)	12.57%				09/2029	9	8	—	9
Higginbotham Insurance Agency, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(10)	—	(10)
Higginbotham Insurance Agency, Inc.	One stop	SF +	5.50%	(h)	10.93%				11/2028	7,285	7,237	1.8	7,303
										19,899	19,607	4.8	19,907
Electrical Equipment
Power Grid Holdings, Inc.	One stop	SF +	4.75%	(i)	10.09%				12/2030	710	696	0.2	696
Power Grid Holdings, Inc.	One stop	SF +	4.75%	(h)	10.08%				12/2030	4	1	—	1
										714	697	0.2	697
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronic Equipment, Instruments and Components
CST Holding Company	One stop	SF +	6.75%	(h)	12.18%				11/2028	$5,427	$5,303	1.3%	$5,427
CST Holding Company	One stop	SF +	6.75%	(h)	12.18%				11/2028	5	4	—	5
										5,432	5,307	1.3	5,432
Food Products
Blast Bidco Inc.*#	One stop	SF +	6.00%	(i)	11.30%				10/2030	17,112	16,873	4.1	16,941
Blast Bidco Inc.(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(28)	—	(20)
										17,112	16,845	4.1	16,921
Healthcare Equipment and Supplies
Belmont Instrument, LLC#	One stop	SF +	6.25%	(i)	11.55%				08/2028	4,191	4,160	1.0	4,191
Belmont Instrument, LLC	One stop	SF +	6.25%	(i)	11.55%				08/2028	33	32	—	33
TIDI Legacy Products, Inc.	One stop	SF +	5.50%	(h)	10.83%				12/2029	2,203	2,185	0.6	2,181
TIDI Legacy Products, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(6)	—	(7)
TIDI Legacy Products, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(2)	—	—
YI, LLC	One stop	SF +	5.75%	(h)	11.07%				12/2029	8,558	8,380	2.0	8,387
YI, LLC	One stop	SF +	5.75%	(h)	11.08%				12/2029	32	17	—	—
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(17)	—	(18)
										15,017	14,749	3.6	14,767
Healthcare Providers and Services
Bamboo US Bidco LLC*(19)	One stop	SF +	6.75%	(i)	8.69%	cash/	3.38%	PIK	09/2030	4,891	4,756	1.2	4,891
Bamboo US Bidco LLC*(7)(8)(19)	One stop	E +	6.75%	(c)	7.29%	cash/	3.38%	PIK	09/2030	3,284	3,130	0.8	3,284
Bamboo US Bidco LLC(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(28)	—	—
Bamboo US Bidco LLC(19)	One stop	SF +	6.75%	(i)	8.70%	cash/	3.38%	PIK	09/2030	81	70	—	81
Community Care Partners, LLC	One stop	SF +	6.00%	(h)	11.44%				06/2026	349	347	0.1	328
Premise Health Holding Corp.*	One stop	SF +	5.50%	(i)	10.84%				03/2031	19,092	18,810	4.5	18,806
Premise Health Holding Corp.(5)	One stop	SF +	5.50%		N/A(6)				03/2030	—	(33)	—	(33)
										27,697	27,052	6.6	27,357
Healthcare Technology
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(h)	10.83%				05/2028	470	466	0.1	466
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(h)	10.83%				05/2028	142	141	—	141
Coding Solutions Acquisition, Inc.*	One stop	SF +	5.75%	(h)	11.08%				05/2028	63	61	—	63
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(h)	10.83%				05/2028	24	24	—	24
Coding Solutions Acquisition, Inc.(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(3)	—	—
Color Intermediate, LLC	One stop	SF +	5.50%	(i)	10.91%				10/2029	2,365	2,328	0.6	2,365
Crow River Buyer, Inc.	One stop	SF +	7.75%	(i)	13.06%				01/2029	999	982	0.3	999
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)				01/2029	—	(1)	—	—
Lacker Bidco Limited*(7)(8)(9)	One stop	SN +	5.25%	(f)	10.44%				02/2031	3,886	3,824	0.9	3,834
Lacker Bidco Limited(7)(8)(9)	One stop	SN +	5.25%		N/A(6)				08/2030	—	—	—	—
Lacker Bidco Limited(5)(7)(8)(9)	One stop	SN +	5.25%		N/A(6)				02/2031	—	(63)	—	(65)
Neptune Holdings, Inc.*#	One stop	SF +	6.00%	(j)	11.29%				09/2030	6,318	6,231	1.6	6,318
Neptune Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				08/2029	—	(1)	—	—
Plasma Buyer LLC	One stop	SF +	5.75%	(i)	11.06%				05/2029	483	476	0.1	469
Plasma Buyer LLC	One stop	SF +	5.75%	(i)	11.06%				05/2028	33	32	—	31
Plasma Buyer LLC	One stop	SF +	6.25%	(i)	11.56%				05/2029	4	4	—	3
										14,787	14,501	3.6	14,648
Hotels, Restaurants and Leisure
Barteca Restaurants, LLC#	One stop	SF +	6.00%	(i)	11.49%				08/2028	1,454	1,443	0.4	1,454
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	11.47%				08/2028	49	48	—	49
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	11.48%				08/2028	20	19	—	20
ESN Venture Holdings, LLC#	One stop	SF +	6.50%	(i)	11.80%				10/2028	4,630	4,581	1.1	4,630
ESN Venture Holdings, LLC#	One stop	SF +	6.50%	(i)	11.80%				10/2028	699	693	0.2	699
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(i)	11.81%				10/2028	150	127	0.1	150
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(i)	11.80%				10/2028	32	31	—	32
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
GFP Atlantic Holdco 2, LLC	One stop	SF +	6.00%	(i)	11.31%				11/2027	$3,649	$3,583	0.9%	$3,649
GFP Atlantic Holdco 2, LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2027	—	(74)	—	—
Health Buyer, LLC	Senior secured	SF +	5.25%	(i)	10.70%				04/2029	233	230	0.1	233
Health Buyer, LLC*	Senior secured	SF +	5.50%	(i)	10.80%				04/2029	119	117	—	119
Health Buyer, LLC	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC(5)	Senior secured	SF +	5.50%		N/A(6)				04/2029	—	(1)	—	—
Super REGO, LLC(19)	Subordinated debt	N/A			15.00%	PIK			03/2030	50	49	—	49
YE Brands Holding, LLC	One stop	SF +	5.75%	(i)	11.16%				10/2027	159	147	—	159
YE Brands Holding, LLC*	One stop	SF +	5.75%	(i)	11.16%				10/2027	7,140	7,078	1.7	7,140
YE Brands Holding, LLC	One stop	SF +	5.50%	(h)	10.93%				10/2027	29	29	—	29
										18,413	18,100	4.5	18,412
Industrial Conglomerates
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(i)	11.15%				07/2027	583	575	0.1	583
Dwyer Instruments, Inc.(5)	One stop	SF +	5.75%		N/A(6)				07/2027	—	(1)	—	—
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(i)	11.15%				07/2027	148	146	0.1	148
Dwyer Instruments, Inc.*	One stop	SF +	5.75%	(i)	11.15%				07/2027	74	73	—	74
Dwyer Instruments, Inc.(5)	One stop	SF +	5.75%		N/A(6)				07/2027	—	(1)	—	—
Excelitas Technologies Corp.	One stop	SF +	5.75%	(i)	11.16%				08/2029	782	770	0.2	774
Excelitas Technologies Corp.(7)(8)	One stop	E +	5.75%	(c)	9.65%				08/2029	120	113	—	119
Excelitas Technologies Corp.	One stop	SF +	5.75%	(i)	11.16%				08/2028	49	48	—	48
Excelitas Technologies Corp.	One stop	SF +	5.75%		N/A(6)				08/2029	—	—	—	—
										1,756	1,723	0.4	1,746
Insurance
Ben Nevis Midco Limited*(7)(9)	One stop	SF +	5.00%	(i)	10.31%				03/2028	2,486	2,437	0.6	2,437
Ben Nevis Midco Limited*(7)(9)	One stop	SF +	5.00%	(i)	10.31%				03/2028	1,672	1,672	0.4	1,672
Ben Nevis Midco Limited(7)(9)	One stop	SF +	5.00%	(i)	10.31%				03/2028	222	222	0.1	220
Ben Nevis Midco Limited(5)(7)(9)	One stop	SF +	5.00%		N/A(6)				03/2028	—	(21)	—	(41)
Captive Resources Midco, LLC#(19)	One stop	SF +	5.25%	(h)	5.29%	cash/	5.79%	PIK	07/2029	7,204	7,102	1.8	7,204
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(3)	—	—
Disco Parent, Inc.*	One stop	SF +	7.50%	(i)	12.84%				03/2029	1,047	1,025	0.3	1,047
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC*	One stop	SF +	5.50%	(i)	10.83%				12/2030	14,298	14,161	3.4	14,155
Doxa Insurance Holdings LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(29)	—	(31)
Doxa Insurance Holdings LLC	One stop	SF +	5.50%	(i)	10.82%				12/2030	5,604	5,473	1.3	5,468
Integrated Specialty Coverages, LLC*	One stop	SF +	6.00%	(h)(i)(j)	11.27%				07/2030	1,002	980	0.2	1,002
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2030	—	(3)	—	—
Integrity Marketing Acquisition, LLC	One stop	SF +	6.50%		N/A(6)				08/2026	—	—	—	—
Integrity Marketing Acquisition, LLC	One stop	SF +	6.00%	(i)	11.34%				08/2026	444	419	0.1	444
MRH Trowe Germany GMBH(5)(7)(8)(15)	One stop	E +	6.25%		N/A(6)				02/2029	—	(61)	—	(127)
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(h)	11.07%				11/2029	9,244	9,158	2.2	9,244
Oakbridge Insurance Agency LLC(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(14)	—	—
Oakbridge Insurance Agency LLC(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(42)	—	—
Paisley Bidco Limited(7)(8)(9)	One stop	E +	6.75%	(c)	10.66%				03/2028	507	500	0.1	507
Paisley Bidco Limited(5)(7)(8)(9)	One stop	SN +	7.00%		N/A(6)				03/2028	—	(6)	—	—
Pareto Health Intermediate Holdings, Inc.#	One stop	SF +	6.25%	(i)	0.1155				05/2030	4,138	4,065	1.0	4,138
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.25%	(i)	0.1155				05/2030	1,379	1,355	0.3	1,379
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				06/2029	—	(1)	—	—
										49,247	48,387	11.8	48,718
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
Critical Start, Inc.(19)	One stop	SF +	6.75%	(i)	8.45%	cash/	3.63%	PIK	05/2028	$514	$510	0.1%	$509
Critical Start, Inc.*(19)	One stop	SF +	6.75%	(i)	8.45%	cash/	3.63%	PIK	05/2028	261	257	0.1	258
Critical Start, Inc.(5)	One stop	SF +	6.25%		N/A(6)				05/2028	—	—	—	(1)
Goldcup 31018 AB(7)(8)(11)(19)	One stop	E +	6.50%	(d)	10.15%	cash/	0.25%	PIK	07/2029	792	738	0.2	784
Goldcup 31018 AB(7)(8)(11)(19)	One stop	E +	6.50%	(d)	10.15%	cash/	0.25%	PIK	07/2029	74	72	—	73
Goldcup 31018 AB(5)(7)(8)(11)	One stop	E +	6.25%		N/A(6)				01/2029	—	(1)	—	(1)
Netwrix Corporation	One stop	SF +	5.00%	(i)	10.38%				06/2029	11,926	11,860	2.8	11,747
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(1)	—	(3)
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	—	—	(1)
Netwrix Corporation(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(107)	—	(65)
PDQ Intermediate, Inc.(19)	Subordinated debt	N/A			13.75%	PIK			10/2031	53	52	—	53
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(i)	16.06%				10/2026	336	332	0.1	336
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(i)	16.06%				10/2026	106	106	—	106
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(i)	16.06%				10/2026	38	37	—	38
Transform Bidco Limited(5)(7)(9)	One stop	SF +	7.00%		N/A(6)				06/2030	—	(13)	—	—
Transform Bidco Limited*(7)(9)	One stop	SF +	7.00%	(i)	12.33%				12/2030	9,098	8,966	2.2	9,098
WPEngine, Inc.*	One stop	SF +	6.50%	(i)	11.81%				08/2029	1,069	1,050	0.3	1,069
WPEngine, Inc.(5)	One stop	SF +	6.50%		N/A(6)				08/2029	—	(1)	—	—
Zarya Holdco, Inc.*	One stop	SF +	6.50%	(i)	11.84%				07/2027	370	363	0.1	370
Zarya Holdco, Inc.	One stop	SF +	6.50%	(i)	11.84%				07/2027	976	976	0.2	976
Zarya Holdco, Inc.	One stop	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
										25,613	25,196	6.1	25,346
Leisure Products
Movement Holdings, LLC*	One stop	SF +	5.25%	(h)	10.58%				03/2030	7,086	7,015	1.7	7,015
Movement Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(12)	—	(12)
Movement Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(47)	—	(47)
										7,086	6,956	1.7	6,956
Life Sciences Tools & Services
Celerion Buyer, Inc.#	One stop	SF +	6.50%	(i)	11.77%				11/2029	10,189	9,987	2.5	10,189
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(32)	—	—
										10,189	9,954	2.5	10,189
Machinery
Blackbird Purchaser, Inc.*	One stop	SF +	5.50%	(i)	10.83%				12/2030	23,415	23,190	5.7	23,415
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(i)	10.81%				12/2030	924	880	0.2	924
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(h)	10.83%				12/2029	371	342	0.1	371
										24,710	24,412	6.0	24,710
Oil, Gas & Consumable Fuels
Envernus, Inc.*#	One stop	SF +	5.50%	(h)	10.83%				12/2029	16,078	15,848	3.9	15,917
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(19)	—	(13)
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(6)	—	(8)
										16,078	15,823	3.9	15,896
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.50%	(i)	10.81%				05/2029	785	773	0.2	769
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(i)	11.06%				05/2029	140	138	—	139
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(i)	11.06%				05/2029	53	52	—	52
Caerus Midco 3 S.A.R.L.(5)(7)(10)	One stop	SF +	5.75%		N/A(6)				05/2029	—	(2)	—	(1)
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.75%	(i)	11.06%				05/2029	9	9	—	9
										987	970	0.2	968
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
ALKU Intermediate Holdings, LLC*	One stop	SF +	6.25%	(h)	11.58%				05/2029	$1,272	$1,256	0.3%	$1,278
ALKU Intermediate Holdings, LLC*	One stop	SF +	5.50%	(h)	10.83%				05/2029	141	138	—	138
bswift, LLC	One stop	SF +	6.38%	(i)	11.70%				11/2028	1,128	1,101	0.3	1,148
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(i)(j)	10.45%				10/2027	485	482	0.1	485
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(j)	10.57%				10/2027	210	205	0.1	210
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(i)(j)	10.52%				10/2027	62	62	—	62
Citrin Cooperman Advisors LLC*	One stop	SF +	5.25%	(i)	10.68%				10/2027	34	33	—	34
Citrin Cooperman Advisors LLC	One stop	SF +	5.25%	(i)	10.66%				10/2027	50	48	—	51
DISA Holdings Corp.*	Senior secured	SF +	5.00%	(i)	10.34%				09/2028	1,446	1,425	0.4	1,424
DISA Holdings Corp.(5)	Senior secured	SF +	5.00%		N/A(6)				09/2028	—	(8)	—	(8)
DISA Holdings Corp.	Senior secured	SF +	5.00%	(i)	10.34%				09/2028	717	706	0.2	706
DISA Holdings Corp.(19)	Subordinated debt	SF +	8.50%	(i)	11.83%	cash/	2.00%	PIK	03/2029	51	50	—	51
DISA Holdings Corp.	Senior secured	SF +	5.00%	(i)	10.34%				09/2028	82	81	—	81
DISA Holdings Corp.	One stop	SF +	5.00%	(i)	10.34%				09/2028	97	96	—	95
DISA Holdings Corp.(5)	Senior secured	SF +	5.00%		N/A(6)				09/2028	—	(6)	—	(6)
										5,775	5,669	1.4	5,749
Software
Anaplan, Inc.	One stop	SF +	6.50%	(i)	11.81%				06/2029	22,836	22,666	5.5	22,836
Anaplan, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(2)	—	—
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(f)	10.44%				06/2029	646	612	0.2	633
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(f)	10.44%				06/2029	337	310	0.1	330
Arrow Buyer, Inc.*#	One stop	SF +	6.50%	(i)	11.80%				07/2030	4,705	4,600	1.1	4,705
Arrow Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				07/2030	—	(14)	—	—
Arrow Buyer, Inc.	One stop	SF +	6.50%	(j)	11.70%				07/2030	308	307	0.1	308
Avetta, LLC	One stop	SF +	5.75%	(h)	11.08%				10/2030	17,085	16,725	4.1	17,085
Avetta, LLC(5)	One stop	SF +	5.75%		N/A(6)				10/2029	—	(34)	—	—
Azurite Intermediate Holdings, Inc.*	One stop	SF +	6.50%	(h)	11.83%				03/2031	2,452	2,415	0.6	2,415
Azurite Intermediate Holdings, Inc.(5)	One stop	SF +	9.00%		N/A(6)				03/2031	—	(42)	—	(42)
Azurite Intermediate Holdings, Inc.(5)	One stop	SF +	9.00%		N/A(6)				03/2031	—	(14)	—	(13)
Bloomerang, LLC*#	One stop	SF +	6.00%	(i)	11.30%				12/2029	13,536	13,405	3.3	13,400
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(29)	—	(30)
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(39)	—	(41)
Bynder BidCo, Inc.& Bynder BidCo B.V.(7)(14)	One stop	SF +	7.25%	(i)	12.57%				01/2029	956	932	0.2	956
Bynder BidCo, Inc.& Bynder BidCo B.V.(7)(14)	One stop	SF +	7.25%	(i)	12.57%				01/2029	365	356	0.1	365
Bynder BidCo, Inc.& Bynder BidCo B.V.(7)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(7)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(1)	—	—
Camelia Bidco Limited*(7)(8)(9)	One stop	SN +	6.25%	(f)	11.44%				08/2030	647	639	0.2	646
Camelia Bidco Limited*(7)(8)(9)	One stop	A +	6.25%	(e)	10.60%				08/2030	41	40	—	41
Camelia Bidco Limited*(5)(7)(8)(9)	One stop	SN +	6.25%		N/A(6)				08/2030	—	(4)	—	—
Coupa Holdings, LLC*	One stop	SF +	7.50%	(i)	12.81%				02/2030	8,392	8,215	2.0	8,392
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2030	—	(8)	—	—
Crewline Buyer, Inc.	One stop	SF +	6.75%	(i)	12.06%				11/2030	28,172	27,774	6.8	27,891
Crewline Buyer, Inc.(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(42)	—	(30)
Denali Bidco Limited*(7)(8)(9)	One stop	SN +	6.00%	(f)	11.19%				08/2030	2,459	2,405	0.6	2,470
Denali Bidco Limited*(7)(8)(9)	One stop	E +	6.00%	(b)	9.83%				08/2030	609	600	0.1	612
Denali Bidco Limited*(7)(8)(9)	One stop	E +	5.50%		N/A(6)				08/2030	—	—	—	—
Denali Bidco Limited(5)(7)(8)(9)	One stop	E +	6.00%		N/A(6)				08/2030	—	(10)	—	4
Denali Bidco Limited(7)(8)(9)	One stop	SN +	5.50%		N/A(6)				08/2030	—	—	—	—
Evergreen IX Borrower 2023, LLC*	One stop	SF +	6.00%	(i)	11.31%				09/2030	13,273	12,965	3.2	13,273
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(34)	—	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
GTY Technology Holdings, Inc.#(19)	One stop	SF +	6.88%	(i)	7.88%	cash/	4.30%	PIK	07/2029	$4,152	$4,094	1.0%	$4,110
GTY Technology Holdings, Inc.#(19)	One stop	SF +	6.88%	(i)	7.90%	cash/	4.30%	PIK	07/2029	2,711	2,667	0.6	2,684
GTY Technology Holdings, Inc.(19)	One stop	SF +	6.88%	(i)	7.88%	cash/	4.30%	PIK	07/2029	497	493	0.1	492
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(2)	—	(1)
GTY Technology Holdings, Inc.(5)	One stop	SF +	7.13%		N/A(6)				07/2029	—	(21)	—	—
GTY Technology Holdings, Inc.(19)	One stop	SF +	7.13%	(i)	7.95%	cash/	4.45%	PIK	07/2029	652	646	0.2	652
Hornet Security Holding GMBH*(7)(8)(15)	One stop	E +	6.50%	(d)	10.43%				02/2031	4,757	4,699	1.1	4,697
Hornet Security Holding GMBH*(7)(8)(15)	One stop	E +	6.50%	(d)	10.43%				02/2031	3,171	3,133	0.8	3,131
Hornet Security Holding GMBH(7)(8)(15)	One stop	E +	6.50%		N/A(6)				08/2030	—	—	—	—
Hornet Security Holding GMBH(5)(7)(8)(15)	One stop	E +	6.50%		N/A(6)				02/2031	—	(20)	—	(20)
Hyland Software, Inc.	One stop	SF +	6.00%	(h)	11.33%				09/2030	24,838	24,494	6.0	24,589
Hyland Software, Inc.(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(1)
Icefall Parent, Inc.*	One stop	SF +	6.50%	(i)	11.80%				01/2030	22,609	22,171	5.4	22,157
Icefall Parent, Inc.(5)	One stop	SF +	6.50%		N/A(6)				01/2030	—	(42)	—	(43)
ICIMS, Inc.(19)	One stop	SF +	7.25%	(i)	8.71%	cash/	3.88%	PIK	08/2028	5,678	5,610	1.4	5,621
ICIMS, Inc.	One stop	SF +	6.75%	(i)	12.05%				08/2028	11	10	—	9
ICIMS, Inc.(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(11)
IQN Holding Corp. #	One stop	SF +	5.25%	(i)	10.59%				05/2029	1,485	1,475	0.4	1,470
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2028	—	(1)	—	(1)
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(4)	—	(3)
Island Bidco AB(7)(8)(11)(19)	One stop	E +	7.25%	(d)	3.89%	cash/	7.25%	PIK	07/2028	657	632	0.2	657
Island Bidco AB(7)(11)(19)	One stop	SF +	7.00%	(j)	8.68%	cash/	3.50%	PIK	07/2028	307	305	0.1	307
Island Bidco AB(7)(11)	One stop	SF +	6.50%	(j)	11.83%				07/2028	30	30	—	30
Island Bidco AB(7)(8)(11)	One stop	E +	6.50%	(d)	10.38%				07/2028	30	30	—	30
Kaseya Inc.#(19)	One stop	SF +	6.00%	(i)	8.81%	cash/	2.50%	PIK	06/2029	4,529	4,478	1.1	4,529
Kaseya Inc.(19)	One stop	SF +	5.50%	(h)	10.83%				06/2029	68	66	—	68
Kaseya Inc.(5)(19)	One stop	SF +	5.50%		N/A(6)				06/2029	—	(2)	—	—
Kaseya Inc.	One stop	SF +	5.50%	(i)	10.81%				06/2029	17	15	—	17
LeadsOnline, LLC*	One stop	SF +	6.00%	(i)	11.43%				02/2028	4,981	4,873	1.2	5,056
LeadsOnline, LLC*	One stop	SF +	6.00%	(i)	11.43%				02/2028	879	860	0.2	892
LeadsOnline, LLC(5)	One stop	SF +	4.75%		N/A(6)				02/2028	—	(1)	—	—
Navex TopCo, Inc.(20)	One stop	SF +	5.75%	(h)	11.07%				11/2030	28,678	28,136	6.8	28,104
Navex TopCo, Inc.(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(46)	—	(50)
Panzura, LLC(19)	One stop	N/A			4.00%	cash/	15.00%	PIK	08/2027	54	49	—	48
Pineapple German Bidco GMBH*(7)(8)(15)(19)	One stop	E +	7.00%	(b)	10.83%	PIK			01/2031	6,228	6,152	1.5	6,150
Pineapple German Bidco GMBH(5)(7)(8)(15)	One stop	E +	7.00%		N/A(6)				01/2031	—	(5)	—	(5)
Pineapple German Bidco GMBH(5)(7)(8)(15)	One stop	E +	7.00%		N/A(6)				01/2031	—	(31)	—	(31)
PING Identity Holding Corp.	One stop	SF +	7.00%	(h)	12.33%				10/2029	2,213	2,186	0.5	2,213
PING Identity Holding Corp.(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1)	—	—
Quant Buyer, Inc.#	One stop	SF +	6.00%	(j)	11.39%				06/2029	6,494	6,446	1.5	6,364
Quant Buyer, Inc.	One stop	SF +	6.00%	(j)	11.39%				06/2029	5,471	5,430	1.3	5,362
Quant Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(1)	—	(3)
Quant Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(100)	—	—
Rainforest Bidco Limited(7)(8)(9)(19)	One stop	SN +	6.05%	(f)	8.69%	cash/	2.55%	PIK	07/2029	720	665	0.2	696
Rainforest Bidco Limited(7)(9)(19)	One stop	SF +	6.05%	(g)	8.81%	cash/	2.55%	PIK	07/2029	135	133	—	130
Rainforest Bidco Limited(7)(8)(9)(19)	One stop	SN +	6.05%	(f)	8.69%	cash/	2.55%	PIK	07/2029	53	49	—	51
Rainforest Bidco Limited(7)(8)(9)	One stop	SN +	4.00%	(f)	9.19%				07/2029	1,468	1,340	0.4	1,467
SailPoint Technologies Holdings, Inc.#	One stop	SF +	6.00%	(i)	11.31%				08/2029	6,827	6,721	1.6	6,759
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(1)	—	(1)
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%	(i)	11.57%				07/2028	543	532	0.1	543
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Templafy APS and Templafy, LLC(5)(7)(13)	One stop	SF +	6.00%		N/A(6)		07/2028	$—	$(2)	—%	$—
Zendesk, Inc.(19)	One stop	SF +	6.25%	(i)	11.57%		11/2028	9,809	9,661	2.4	9,809
Zendesk, Inc.(5)	One stop	SF +	6.25%		N/A(6)		11/2028	—	(1)	—	—
Zendesk, Inc.(5)	One stop	SF +	6.25%		N/A(6)		11/2028	—	(18)	—	—
								267,571	262,673	64.3	264,930
Specialty Retail
Biscuit Parent, LLC*	One stop	SF +	4.75%	(i)	10.05%		02/2031	17,670	17,539	4.3	17,537
Biscuit Parent, LLC(5)	One stop	SF +	4.75%		N/A(6)		02/2031	—	(40)	—	(41)
Cavender Stores L.P.*#	Senior secured	SF +	5.00%	(i)	10.30%		10/2029	24,938	24,709	6.1	24,938
PetVet Care Centers LLC	One stop	SF +	6.00%	(h)	11.33%		11/2030	12,999	12,753	3.1	12,869
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)		11/2029	—	(36)	—	(19)
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)		11/2030	—	(16)	—	(17)
PPV Intermediate Holdings, LLC(19)	One stop	N/A			14.75%	PIK	08/2030	7,483	7,295	1.8	7,483
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(i)	11.09%		08/2029	6,612	6,522	1.6	6,546
PPV Intermediate Holdings, LLC(19)	One stop	N/A			13.75%	PIK	08/2030	784	771	0.2	752
PPV Intermediate Holdings, LLC(19)	One stop	N/A			13.75%	PIK	08/2030	181	180	—	174
PPV Intermediate Holdings, LLC(19)	One stop	N/A			13.75%	PIK	08/2030	33	33	—	32
PPV Intermediate Holdings, LLC(19)	One stop	N/A			13.75%	PIK	08/2030	33	30	—	31
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)		08/2029	—	(6)	—	(4)
Salon Lofts Group, LLC#	Senior secured	SF +	6.25%	(i)	11.55%		08/2028	4,435	4,403	1.1	4,435
Salon Lofts Group, LLC(19)	Second lien	SF +	9.00%	(j)	14.25%		09/2029	552	545	0.1	552
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.55%		08/2028	293	291	0.1	293
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.55%		08/2028	290	288	0.1	290
Salon Lofts Group, LLC(5)	Second lien	SF +	9.00%		N/A(6)		09/2029	—	(8)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.55%		08/2028	229	228	0.1	229
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.55%		08/2028	96	95	—	96
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.55%		08/2028	75	74	—	75
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.55%		08/2028	72	72	—	72
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.55%		08/2028	67	67	—	67
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)		08/2028	—	(7)	—	—
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)		08/2028	—	(6)	—	—
Salon Lofts Group, LLC	Second lien	SF +	9.00%	(j)	14.12%		09/2029	287	283	0.1	287
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(j)	11.37%		08/2028	131	130	—	131
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.55%		08/2028	89	88	—	89
Salon Lofts Group, LLC	Second lien	SF +	9.00%	(i)	14.31%		09/2029	27	27	—	27
SureWerx Purchaser III, Inc.(7)	One stop	SF +	6.75%	(i)	12.05%		12/2029	780	764	0.2	780
SureWerx Purchaser III, Inc.(7)	One stop	SF +	6.75%	(h)	12.08%		12/2028	21	20	—	21
SureWerx Purchaser III, Inc.(5)(7)	One stop	SF +	6.75%		N/A(6)		12/2029	—	(2)	—	—
								78,177	77,086	18.9	77,725

Total debt investments								820,681	806,090	197.7	814,549
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(16)(17)
Aerospace and Defense
PPW Aero Buyer, Inc.	LP units	N/A			N/A		N/A	40	$399	0.1%	$385

Automobiles
National Express Wash Parent Holdco, LLC	LP units	N/A			N/A		N/A	1	77	—	103
Yorkshire Parent, Inc.	LP units	N/A			N/A		N/A	—	131	0.1	135
									208	0.1	238
Commercial Services and Supplies
FR Vision Holdings, Inc.	LP units	N/A			N/A		N/A	—	110	—	123

Diversified Consumer Services
DP Flores Holdings, LLC	LLC units	N/A			N/A		N/A	88	88	—	114
HS Spa Holdings, Inc.	Common stock	N/A			N/A		N/A	78	78	—	80
NSG Buyer, Inc. (7)	LP units	N/A			N/A		N/A	1	953	0.3	1,089
Virginia Green Acquisition, LLC	LP units	N/A			N/A		N/A	96	96	—	102
									1,215	0.3	1,385
Insurance
Oakbridge Insurance Agency LLC	LP units	N/A			N/A		N/A	5	98	—	101

IT Services
Critical Start, Inc.	Common stock	N/A			N/A		N/A	38	38	—	51
Netwrix Corporation	LLC units	N/A			N/A		N/A	11	21	—	39
									59	—	90
Leisure Products
Movement Holdings, LLC	LLC units	N/A			N/A		N/A	—	421	0.1	421

Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A			N/A		N/A	446	446	0.1	446
Celerion Buyer, Inc.	LP units	N/A			N/A		N/A	446	—	0.1	265
									446	0.2	711
Software
Anaplan, Inc.	LP Interest	N/A			N/A		N/A	890	890	0.3	1,305
Cynet Security Ltd.(7)(12)	Preferred stock	N/A			N/A		N/A	23	81	—	104
Denali Bidco Limited(7)(9)	LP Interest	N/A			N/A		N/A	78	102	0.1	124
GTY Technology Holdings, Inc.	LP units	N/A			N/A		N/A	60	60	—	98
Kaseya Inc.(18)	Preferred stock	SF +	10.75%	(i)	16.05%	Non-Cash	N/A	1	1,010	0.3	1,055
Kaseya Inc.	LP Interest	N/A			N/A		N/A	50	50	—	55
Onit, Inc.(18)	Preferred stock	N/A			15.00%	Non-Cash	N/A	—	51	—	57
Onit, Inc.	Warrant	N/A			N/A		N/A	—	6	—	8
Panzura, LLC	LLC units	N/A			N/A		N/A	1	4	—	2
Templafy APS and Templafy, LLC(7)(13)	Warrant	N/A			N/A		N/A	—	8	—	11
Zendesk, Inc.	LP units	N/A			N/A		N/A	22	218	0.1	303
									2,480	0.8	3,122
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Salon Lofts Group, LLC	LP units	N/A	N/A		N/A	—	$109	—%	$105

Total equity investments							5,545	1.6	6,681

Total investments							811,635	199.3	821,230

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio (CUSIP 61747C582)			5.2%	(21)			$2,654	0.6%	$2,654
Total money market funds							2,654	0.6	2,654
Total investments and money market funds							$814,289	199.9%	$823,884

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the investment collateralizes the PNC Facility (as defined in Note 7).
#	Denotes that all or a portion of the investment collateralizes the DB Credit Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF”), Prime (“P”), Australian Interbank Rate (”AUD” or ”A”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or the Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of March 31, 2024. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of March 31, 2024, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2024, as the loan may have priced or repriced based on an index rate prior to March 31, 2024.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.50% as of March 31, 2024.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 3.86% as of March 31, 2024.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.89% as of March 31, 2024.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.85% as of March 31, 2024.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.34% as of March 31, 2024.
(f) Denotes that all or a portion of the contract was indexed to SONIA, which was 5.19% as of March 31, 2024.
(g) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 5.33% as of March 31, 2024.
(h) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 5.33% as of March 31, 2024.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 5.30% as of March 31, 2024.
(j) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 5.22% as of March 31, 2024.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2024.
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
(6)The entire commitment was unfunded as of March 31, 2024. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, total non-qualifying assets at fair value represented 5.8% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(15)The headquarters of this portfolio company is located in Germany.
(16)Equity investments are non-income producing securities, unless otherwise noted.
(17)Ownership of certain equity investments occurs through a holding company or partnership.
(18)The Company holds an equity investment that is income producing.
(19)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the six months ended March 31, 2024.
(20)The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing (‘‘ASC Topic 860’’), and therefore, the asset remains in the Consolidated Schedule of Investments. See Note 7. Borrowings.
(21)The rate shown is the annualized seven-day yield as of March 31, 2024.

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
Healthcare Technology
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

Restricted cash and cash equivalents: Restricted cash and cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash and cash equivalents are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets.

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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2024, interest income included $622 and $1,027, respectively, of accretion of discounts. For the three and six months ended March 31, 2023, interest income included $132 and $267, respectively, of accretion of discounts. For the three and six months ended March 31, 2024, the Company received loan origination fees of $2,830 and $9,248, respectively. For the three and six months ended March 31, 2023, the Company received loan origination fees of $976 and $2,274, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2024, investment income included $1,276 and $2,383, respectively, of PIK interest and the Company capitalized PIK interest of $1,413 and $2,392, respectively, into the principal balance of certain debt investments. For the three and six months ended March 31, 2023, investment income included $294 and $430, respectively, of PIK interest and the Company capitalized PIK interest of $297 and $412, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. For the three and six months ended March 31, 2024 and 2023, fee income included no prepayment premiums. All other income is recorded into income when earned.

For the three and six months ended March 31, 2024, the Company received interest and fee income in cash which excludes capitalized loan origination fees, in the amounts of $19,271 and $29,475, respectively. For the three and six months ended March 31, 2023, the Company received interest and fee income in cash which excludes capitalized loan origination fees, in the amounts of $3,682 and $6,860, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three and six months ended March 31, 2024, the Company recognized PIK and non-cash dividend income of $43 and $75, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2023, the Company recognized PIK and non-cash dividend income of $28 and $54, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2024 and 2023, the Company received no cash payments of accrued and capitalized preferred dividends.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three and six months ended March 31, 2024 and 2023, the Company did not recognize dividend income received in cash and did not receive any return of capital distributions in cash.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of March 31, 2024 and September 30, 2023, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2024, $10 and $25, respectively, was recorded for U.S. federal excise tax. For the three and six months ended March 31, 2023, $16 and $53, respectively, was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2024. The Company’s tax returns for the 2022 tax year remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2024 and September 30, 2023, the Company had deferred debt issuance costs of $2,802 and $1,004, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2024, was $283 and $490, respectively. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2023, was $69 and $134, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three and six months ended March 31, 2024, the Company amortized $35 and $66, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations. For the three and six months ended March 31, 2023, the Company amortized $20 and $40, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

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

As of March 31, 2024 and September 30, 2023, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of March 31, 2024		As of September 30, 2023
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 4 Stockholders	$984,175	$405,563	$760,589	$179,245

Effective January 1, 2024, the Company entered into an agreement to cancel subscriptions totaling $83. As of March 31, 2024 and September 30, 2023, the ratio of total contributed capital to total capital subscriptions was 41.2% and 23.6%, respectively, and the Company had uncalled capital commitments of $578,612 and $581,344, respectively.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table summarizes the shares of GBDC 4 common stock issued for the six months ended March 31, 2024 and 2023:

	Date	Shares Issued	NAV per share	Proceeds

Shares issued for the six months ended March 31, 2023
Issuance of shares	11/14/22	1,150,201.000	$15.00	$17,253
Issuance of shares	02/27/23	859,744.654	15.00	12,896
Shares issued for capital drawdowns		2,009,945.654		$30,149
Issuance of shares	11/23/22	2,657.828	$15.00	40
Issuance of shares	12/29/22	30,829.580	15.00	462
Issuance of shares	03/01/23	17,801.196	15.00	267
Issuance of shares	03/22/23	22,391.978	15.00	336
Shares issued through DRIP		73,680.582		$1,105

Shares issued for the six months ended March 31, 2024
Issuance of shares	10/27/23	4,433,368.360	$15.00	$66,501
Issuance of shares	11/28/23	2,849,722.599	15.00	42,746
Issuance of shares	12/29/23	1,899,815.000	15.00	28,497
Issuance of shares	02/12/24	2,952,472.599	15.00	44,287
Issuance of shares	03/25/24	2,952,472.599	15.00	44,287
Shares issued for capital drawdowns		15,087,851.157		$226,318
Issuance of shares	11/21/23	38,883.631	$15.00	583
Issuance of shares	12/27/23	67,391.724	15.00	1,011
Issuance of shares	02/20/24	53,724.497	15.00	806
Issuance of shares	03/19/24	49,685.776	15.00	745
Shares issued through DRIP		209,685.628		$3,145

Note 4. Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC 4. The Board most recently reapproved the Investment Advisory Agreement in May 2024. The Investment Adviser is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”). The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

The base management fee incurred for the three and six months ended March 31, 2024, was $2,557 and $4,248, respectively, and the base management fee irrevocably waived by the Investment Adviser was $1,628 and $2,704, respectively. The base management fee incurred for the three and six months ended March 31, 2023, was $624 and $1,132, respectively, and the base management fee irrevocably waived by the Investment Adviser was $397 and $721, respectively.

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

For the three and six months ended March 31, 2024, the Income Incentive Fee incurred was $2,678 and $4,461, respectively. For the three and six months ended March 31, 2023, the Income Incentive Fee incurred was $606 and $1,056, respectively.

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

The Investment Adviser has agreed to irrevocably waive all Income Incentive Fees payable pursuant to the Investment Advisory Agreement for periods ending prior to April 1, 2024 (the “Waiver Period”). For the three and six months ended March 31, 2024, the Income Incentive Fee irrevocably waived by the Investment Adviser was $2,678 and $4,461, respectively. For the three and six months ended March 31, 2023, the Income Incentive Fee irrevocably waived by the Investment Adviser was $606 and $1,056, respectively.
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

For the three and six months ended March 31, 2024 and 2023, the Company did not accrue a Capital Gain Incentive Fee. As of both March 31, 2024 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

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

For the three and six months ended March 31, 2024 and 2023, the Company did not accrue a capital gain incentive fee under GAAP. As of March 31, 2024 and September 30, 2023, there was no cumulative accrual for capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

Included in accounts payable and other liabilities is $199 and $79, as of March 31, 2024 and September 30, 2023, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through April 1, 2022 and has incurred $166 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2021.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of March 31, 2024 and September 30, 2023, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $304 and $255, respectively.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2024 were $295 and $631, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2023 were $226 and $545, respectively. As of March 31, 2024 and September 30, 2023, included in accounts payable and other liabilities were $278 and $336, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
LP's capital contribution to the Company prior to such date of $11. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $100,000. As of March 31, 2024, GGP Class B-P, LLC has an aggregate commitment of $100,011. As of March 31, 2024, the Company had issued 3,834,435.998 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $57,517 and has also issued 139,172.373 shares to GGP Class B-P, LLC through the DRIP.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of March 31, 2024, permits the Company to borrow a maximum of $100,000 and expires on April 12, 2025. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

Note 5. Investments

Investments as of March 31, 2024 and September 30, 2023 consisted of the following:

	As of March 31, 2024			As of September 30, 2023
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$35,397	$35,017	$35,349	$7,593	$7,488	$7,485
One stop	784,264	770,075	778,181	310,461	304,471	305,895
Second lien	866	847	866	274	252	257
Subordinated debt	154	151	153	51	49	51
Equity	N/A	5,545	6,681	N/A	4,557	5,227
Total	$820,681	$811,635	$821,230	$318,379	$316,817	$318,915

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

	As of March 31, 2024		As of September 30, 2023
Amortized Cost:
United States
Mid-Atlantic	$88,581	10.9%	$45,496	14.4%
Midwest	177,140	21.8	52,016	16.4
Northeast	126,255	15.6	55,395	17.5
Southeast	99,754	12.3	50,416	15.9
Southwest	79,501	9.8	29,392	9.3
West	197,456	24.3	73,873	23.3
United Kingdom	24,399	3.0	5,638	1.8
Luxembourg	970	0.1	999	0.3
Sweden	1,806	0.2	1,688	0.5
Israel	81	0.0 *	81	0.0 *
Denmark	538	0.1	539	0.2
Germany	13,867	1.7	—	—
Netherlands	1,287	0.2	1,284	0.4
Total	$811,635	100.0%	$316,817	100.0%
Fair Value:
United States
Mid-Atlantic	$89,968	11.0%	$45,818	14.4%
Midwest	178,726	21.8	52,366	16.4
Northeast	127,464	15.5	55,807	17.5
Southeast	101,344	12.3	50,703	15.9
Southwest	80,542	9.8	29,431	9.2
West	199,698	24.3	74,591	23.4
United Kingdom	24,866	3.0	5,504	1.7
Luxembourg	968	0.1	986	0.3
Sweden	1,880	0.2	1,740	0.6
Israel	104	0.0 *	97	0.0 *
Denmark	554	0.1	551	0.2
Germany	13,795	1.7	—	—
Netherlands	1,321	0.2	1,321	0.4
Total	$821,230	100.0%	$318,915	100.0%

* Represents an amount less than 0.1%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2024 and September 30, 2023 were as follows:

	As of March 31, 2024		As of September 30, 2023
Amortized Cost:
Aerospace and Defense	$14,861	1.8%	$14,873	4.7%
Auto Components	9,911	1.2	—	—
Automobiles	27,559	3.4	8,694	2.8
Banks	3,851	0.5	—	—
Capital Markets	14,054	1.7	—	—
Beverages	16,119	2.0	14,276	4.5
Commercial Services and Supplies	57,606	7.1	2,041	0.6
Diversified Consumer Services	68,354	8.4	17,385	5.5
Diversified Financial Services	19,607	2.4	12,323	3.9
Electrical Equipment	697	0.1	—	—
Electronic Equipment, Instruments and Components	5,307	0.7	5,315	1.7
Food Products	16,845	2.1	—	—
Healthcare Technology	14,501	1.8	10,896	3.4
Healthcare Equipment and Supplies	14,749	1.8	4,210	1.3
Healthcare Providers and Services	27,052	3.3	8,107	2.6
Hotels, Restaurants and Leisure	18,100	2.2	13,523	4.3
Household Durables	—	—	1,720	0.5
Industrial Conglomerates	1,723	0.2	1,447	0.5
Insurance	48,485	6.0	14,567	4.6
IT Services	25,255	3.1	13,410	4.2
Leisure Products	7,377	0.9	—	—
Life Sciences Tools & Services	10,400	1.3	10,429	3.3
Machinery	24,412	3.0	—	—
Oil, Gas & Consumable Fuels	15,823	2.0	—	—
Pharmaceuticals	970	0.1	999	0.3
Professional Services	5,669	0.7	3,785	1.2
Software	265,153	32.7	137,930	43.5
Specialty Retail	77,195	9.5	20,887	6.6
Total	$811,635	100.0%	$316,817	100.0%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2024		As of September 30, 2023
Fair Value:
Aerospace and Defense	$15,209	1.9%	$15,292	4.8%
Auto Components	9,848	1.2	—	—
Automobiles	27,778	3.4	8,494	2.7
Banks	3,929	0.5	—	—
Beverages	16,579	2.0	14,290	4.5
Capital Markets	14,047	1.7	—	—
Commercial Services and Supplies	58,523	7.1	2,041	0.6
Diversified Consumer Services	69,693	8.5	17,617	5.5
Diversified Financial Services	19,907	2.4	12,379	3.9
Electrical Equipment	697	0.1	—	—
Electronic Equipment, Instruments and Components	5,432	0.7	5,455	1.7
Food Products	16,921	2.1	—	—
Healthcare Technology	14,648	1.8	10,852	3.4
Healthcare Equipment and Supplies	14,767	1.8	4,245	1.3
Healthcare Providers and Services	27,357	3.3	8,087	2.5
Hotels, Restaurants and Leisure	18,412	2.3	13,620	4.3
Household Durables	—	—	1,773	0.6
Industrial Conglomerates	1,746	0.2	1,468	0.5
Insurance	48,819	5.9	14,765	4.6
IT Services	25,436	3.1	13,311	4.2
Leisure Products	7,377	0.9	—	—
Life Sciences Tools & Services	10,900	1.3	10,824	3.4
Machinery	24,710	3.0	—	—
Oil, Gas & Consumable Fuels	15,896	1.9	—	—
Pharmaceuticals	968	0.1	987	0.3
Professional Services	5,749	0.7	3,845	1.2
Software	268,052	32.6	138,737	43.5
Specialty Retail	77,830	9.5	20,833	6.5
Total	$821,230	100.0%	$318,915	100.0%

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the six months ended March 31, 2024 and 2023. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both March 31, 2024 and September 30, 2023, were valued using Level 3 inputs. As of both March 31, 2024 and September 30, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2024 and September 30, 2023:

As of March 31, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$814,549	$814,549
Equity investments(1)	—	—	6,681	6,681
Money market funds(1)(2)	2,654	—	—	2,654
Total assets, at fair value:	$2,654	$—	$821,230	$823,884

As of September 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$313,688	$313,688
Equity investments(1)	—	—	5,227	5,227
Money market funds(1)(2)	34,535	—	—	34,535
Total assets, at fair value:	$34,535	$—	$318,915	$353,450

(1) Refer to the Consolidated Schedules of Investments for further details.
(2) Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2024 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2024 was $6,441 and $8,085, respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2023 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2023 was $1,223 and $1,274, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2024 and 2023:

	For the six months ended March 31, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$313,688	$5,227	$318,915
Net change in unrealized appreciation (depreciation) on investments	6,798	465	7,263
Net translation of investments in foreign currencies	234	—	234
Realized gain (loss) on investments	—	(3)	(3)
Realized gain (loss) on translation of investments in foreign currencies	29	—	29
Fundings of (proceeds from) revolving loans, net	389	—	389
Fundings of investments	493,676	917	494,593
PIK interest and non-cash dividends	2,392	75	2,467
Proceeds from principal payments and sales of portfolio investments	(3,684)	—	(3,684)
Accretion of discounts and amortization of premiums	1,027	—	1,027
Fair value, end of period	$814,549	$6,681	$821,230

	For the six months ended March 31, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$110,137	$2,398	$112,535
Net change in unrealized appreciation (depreciation) on investments	760	199	959
Net translation of investments in foreign currencies	279	—	279
Fundings of (proceeds from) revolving loans, net	31	—	31
Fundings of investments	85,420	2,057	87,477
PIK interest and non-cash dividends	412	54	466
Proceeds from principal payments and sales of portfolio investments	(3,529)	(50)	(3,579)
Accretion of discounts and amortization of premiums	267	—	267
Fair value, end of period	$193,777	$4,658	$198,435

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2024 and September 30, 2023:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2024	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$35,349	Yield analysis	Market interest rate	8.8% - 10.0% (9.0%)
		Market comparable companies	EBITDA multiples	6.5x - 16.0x (8.1x)
One stop loans(2)	$778,181	Yield analysis	Market interest rate	6.3% - 20.0% (10.5%)
		Market comparable companies	EBITDA multiples	9.0x - 40.3x (16.9x)
		Market comparable companies	Revenue multiples	4.0x - 28.0x (10.2x)
Subordinated debt and second lien loans	$1,019	Yield analysis	Market interest rate	12.3% - 15.8% (12.9%)
		Market comparable companies	EBITDA multiples	9.5x - 24.0x (13.0x)
Equity(3)	$6,681	Market comparable companies	EBITDA multiples	9.3x - 24.0x (17.6x)
			Revenue multiples	4.0x - 17.5x (14.7x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $616,139 and $162,042 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $4,742 and $1,939 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt and other short-term borrowings as of March 31, 2024 and September 30, 2023:

	As of March 31, 2024		As of September 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$391,075	$391,075	$176,928	$176,928
Other short-term borrowings	28,104	28,104	—	—

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On April 1, 2022, the Company’s sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of March 31, 2024, the Company’s asset coverage for borrowed amounts was 196.9%.

PNC Facility: On July 8, 2022, the Company entered into a Revolving Credit and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as administrative agent, collateral agent, and a lender, and PNC Capital Markets LLC, as structuring agent. As of March 31, 2024, the PNC Facility allowed the Company to borrow in an aggregate amount of up to $400,000, subject to leverage and borrowing base restrictions, with a stated maturity date of July 8, 2025. Through a series of amendments, most recently on February 5, 2024, and March 15, 2024, the Company amended the PNC Facility with PNC Bank to, among other things, increase the borrowing capacity from $300,000 to $400,000, update the applicable margin range of 2.00% to 2.40% such that borrowings under the PNC Facility will bear interest at the applicable base rate plus a margin ranging from 2.15% to 2.45%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GBDC 4 Funding securing the facility and replace the applicable reference rate with respect to borrowings denominated in Canadian dollars to the Canadian Overnight Repo Rate Average (“CORRA”) and otherwise conforms the PNC Facility to accommodate CORRA as the reference rate for certain borrowings denominated in Canadian dollars.

As of March 31, 2024, the PNC Facility bears interest, at the Company’s election and depending on the currency of the borrowing, of either CORRA, SONIA, €STR, Daily Simple SOFR, Term SOFR, or the Base Rate (each, as defined in the PNC Facility) plus a margin ranging from 2.15% to 2.45%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GBDC 4 Funding securing the facility. As of March 31, 2024 and September 30, 2023, the Company had outstanding debt of $391,075 and $176,928, respectively, under the PNC Facility.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and six months ended March 31, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates, and average outstanding balances for the PNC Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Stated interest expense	$6,104	$1,431	$9,490	$2,465
Facility fees	33	10	83	20
Amortization of debt issuance costs	278	69	485	134
Total interest expense	$6,415	$1,510	$10,058	$2,619
Cash paid for interest expense	$3,443	$1,048	$6,026	$1,472
Annualized average stated interest rate(1)	7.7%	6.5%	7.7%	6.1%
Average outstanding balance	$316,790	$89,477	$246,665	$80,471
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.

DB Credit Facility: On March 28, 2024 (the “DB Credit Facility Effective Date”), the Company and GBDC 4 Funding II entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank National Trust Company, as collateral agent and as collateral custodian. The period during which GBDC 4 Funding II may request drawdowns under the DB Credit Facility (the “DB Credit Facility Revolving Period”) commenced on the DB Credit Facility Effective Date and continues through March 28, 2027 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) three years from the last day of the DB Credit Facility Revolving Period, (ii) the date on which the Company ceases to exist or (iii) the occurrence of an event of default. As of March 31, 2024, the DB Credit Facility allowed GBDC 4 Funding II to borrow up to $250,000.

As of March 31, 2024, the DB Credit Facility bears interest at the applicable base rate plus 2.35% per annum during the DB Credit Facility Revolving Period and 2.85% after the DB Credit Facility Revolving Period. The base rate under the DB Credit Facility is (i) the three-month CORRA plus an adjustment for a period of three months equal to 0.32138% with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple Sterling Overnight Index Average with respect to any advances denominated U.K. pound sterling plus an adjustment for a period of three months equal to 0.1193%, (v) the daily simple Swiss Average Rate Overnight with respect to any advances denominated in Swiss francs, (vi) the three-month Copenhagen Interbank Offered Rate with respect to any advances denominated in Danish krones, (vii) the three-month Bank Bill Benchmark Rate with respect to any advances denominated in New Zealand dollars, (viii) the three-month Norwegian Krone Interbank Offered Rate with respect to any advances denominated in Norwegian krona, (ix) the three-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish krona, and (x) the three-month term SOFR with respect to any other advances. Additionally, a syndication/agent fee is payable to the facility agent each quarter. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the DB Credit Facility Revolving Period, an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the DB Credit Facility Effective Date, respectively.

The DB Credit Facility is secured by all of the assets held by GBDC 4 Funding II. GBDC 4 Funding II has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The borrowings of the Company, including under the DB Credit Facility, are subject to the leverage restrictions contained in the 1940 Act.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Company transfers certain loans and debt securities it has originated or acquired from time to time to GBDC 4 Funding II through a sale and contribution agreement and causes GBDC 4 Funding II to originate or acquire loans, consistent with the Company’s investment objectives.

As of March 31, 2024, the Company had no outstanding debt under the DB Credit Facility.

For the three and six months ended March 31, 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended March 31,	Six months ended March 31,
	2024	2024
Stated interest expense	$—	$—
Facility fees	7	7
Amortization of debt issuance costs	5	5
Total interest expense	$12	$12
Cash paid for interest expense	$—	$—
Annualized average stated interest rate	N/A	N/A
Average outstanding balance	$—	$—

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of March 31, 2024 and September 30, 2023, the Company was permitted to borrow up to $100,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of April 12, 2025. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of March 31, 2024 was 4.6%. As of March 31, 2024 and September 30, 2023, the Company had no outstanding debt under the Adviser Revolver.

For the three and six months ended March 31, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Stated interest expense	$44	$29	$66	$52
Cash paid for interest expense	21	—	21	69
Annualized average stated interest rate(1)	4.9%	4.6%	5.0%	4.4%
Average outstanding balance	$3,619	$2,592	$2,637	$2,383
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

As of March 31, 2024, the Company had $28,104 of other short-term borrowings and the fair value of the loans associated with the short-term borrowings was $28,104. As of September 30, 2023, the Company had no short-term borrowings.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and six months ended March 31, 2024 and 2023, the interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for short-term borrowings were as follows:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Stated interest expense	$1,743	$—	$3,657	$—
Cash paid for interest expense	3,500	—	3,500	—
Annualized average stated interest rate	8.3%	N/A	8.3%	N/A
Average outstanding balance	$84,448	$—	$87,815	$—

For the three and six months ended March 31, 2024, the average total debt outstanding was $404,857 and $337,116, respectively. For the three and six months ended March 31, 2023, the average total debt outstanding was $92,068 and $82,854, respectively.

For the three and six months ended March 31, 2024, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 8.2%. For the three and six months ended March 31, 2023, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 6.8% and 6.5%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2024 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
PNC Facility	$391,075	$—	$391,075	$—	$—
Other short-term borrowings	28,104	28,104	—	—	—
Total borrowings	$419,179	$28,104	$391,075	$—	$—

Note 8. Commitments and Contingencies

Commitments: As of March 31, 2024, the Company had outstanding commitments to fund investments totaling $270,408, including $64,531 of commitments on undrawn revolvers. As of September 30, 2023, the Company had outstanding commitments to fund investments totaling $63,784, including $7,390 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of March 31, 2024 and September 30, 2023 , there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended March 31,
Per share data:(1)	2024	2023
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income - after tax	(1.44)	(1.08)
Net investment income - after tax	1.12	0.93
Net realized gain (loss) on investment transactions	0.00 ^	0.01
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.32	0.14
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	9.78%	7.27%
Number of common shares outstanding	27,476,502.077	6,712,031.176

	Six months ended March 31,
Listed below are supplemental data and ratios to the financial highlights:	2024	2023
Ratio of net investment income - after tax to average net assets*	15.05%	12.49%
Ratio of total expenses to average net assets*(5)	14.31%	11.53%
Ratio of management fee waiver to average net assets*	(1.82)%	(1.70)%
Ratio of incentive fee waiver to average net assets	(1.51)%	(1.25)%
Ratio of incentive fees to average net assets(5)	1.51%	1.25%
Ratio of excise tax to average net assets(5)	0.01%	0.06%
Ratio of net expenses to average net assets*(5)	10.98%	8.52%
Ratio of total expenses (without incentive fees) to average net assets*(5)	12.80%	8.58%
Total return based on average net asset value(6)	9.98%	7.46%
Total return based on average net asset value - annualized(6)*	19.97%	14.97%
Net assets at end of period	$412,147	$100,680
Average debt outstanding	$337,116	$82,854
Average debt outstanding per share	$12.27	$12.34
Portfolio Turnover*	1.21%	4.46%
Asset coverage ratio(7)	196.87%	192.27%
Asset coverage ratio per unit(8)	$1,969	$1,923
Average market value per unit (9):
Adviser Revolver	N/A	N/A
PNC Facility	N/A	N/A
DB Credit Facility	N/A	N/A
Other short-term borrowings	N/A	N/A

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
*    Annualized for periods less than one year, unless otherwise noted.
^ Represents an amount less than $0.01.
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
(9)Not applicable as the Adviser Revolver, PNC Facility, DB Credit Facility, and other short-term borrowings are not registered for public trading.

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the six months ended March 31, 2024 and 2023:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Earnings available to stockholders	$19,581	$4,219	$29,590	$6,329
Basic and diluted weighted average shares outstanding	23,316,356	6,135,953	19,887,305	5,678,323
Basic and diluted earnings per share	$0.84	$0.69	$1.49	$1.11

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the six months ended March 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the six months ended March 31, 2024
08/03/2023	10/20/2023	12/27/2023	12,178,965.292	$0.1891	$2,302
11/17/2023	11/20/2023	12/27/2023	16,612,333.652	0.2009	3,337
11/17/2023	12/15/2023	02/20/2024	19,500,939.882	0.2240	4,370
11/17/2023	01/19/2024	03/19/2024	21,468,146.606	0.1847	3,964
02/02/2024	02/26/2024	05/21/2024	24,474,343.702	0.2376	5,816
02/02/2024	03/15/2024	05/21/2024	24,474,343.702	0.4005	9,801
Total dividends declared for the six months ended March 31, 2024					$29,590

For the six months ended March 31, 2023
08/05/2022	10/18/2022	12/29/2022	4,628,404.940	$0.1396	$646
11/18/2022	11/21/2022	12/29/2022	5,778,605.940	0.1212	700
11/18/2022	12/15/2022	03/01/2023	5,781,263.768	0.1321	764
11/18/2022	01/17/2023	03/22/2023	5,812,093.348	0.1637	951
02/07/2023	02/24/2023	05/24/2023	5,812,093.348	0.2509	1,458
02/07/2023	03/17/2023	05/24/2023	6,689,639.198	0.2705	1,809
Total dividends declared for the six months ended March 31, 2023					$6,328

The following table summarizes the Company’s distributions reinvested during the six months ended March 31, 2024 and 2023:

Payment Date	DRIP Shares Issued	NAV ($) Per Share	DRIP Shares Value
For the six months ended March 31, 2024
November 21, 2023	38,883.631	$15.00	$583
December 27, 2023	67,391.724	15.00	1,011
February 20, 2024	53,724.497	15.00	806
March 19, 2024	49,685.776	15.00	745
	209,685.628		$3,145

For the six months ended March 31, 2023
November 23, 2022	2,657.828	$15.00	$40
December 29, 2022	30,829.580	15.00	462
March 1, 2023	17,801.196	15.00	267
March 22, 2023	22,391.978	15.00	336
	73,680.582		$1,105

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 12. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On April 1, 2024, the Company entered into subscription agreements with additional stockholders totaling $34,000, in the aggregate.

On February 2, 2024 and May 3, 2024, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

May 27, 2024	August 21, 2024
In an amount (if positive) such that the net asset value of the Company as of May 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period May 1, 2024 through May 31, 2024 and the payment of this distribution is $15.00 per share.

June 21, 2024	August 21, 2024
In an amount (if positive) such that the net asset value of the Company as of June 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period June 1, 2024 through June 30, 2024 and the payment of this distribution is $15.00 per share.

July 19, 2024	September 18, 2024
In an amount (if positive) such that the net asset value of the Company as of July 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2024 through July 31, 2024 and the payment of this distribution is $15.00 per share.

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

Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2024. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of March 31, 2024 and September 30, 2023, our portfolio at fair value was comprised of the following:

	As of March 31, 2024		As of September 30, 2023
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$35,349	4.3%	$7,485	2.3%
One stop	778,181	94.8	305,895	96.0
Second lien	866	0.1	257	0.1
Subordinated debt	153	—	51	0.0 *
Equity	6,681	0.8	5,227	1.6
Total	$821,230	100.0%	$318,915	100.0%

* Represents an amount less than 0.1%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2024 and September 30, 2023, one stop loans included $162.0 million and $74.0 million, respectively, of recurring revenue loans at fair value.

As of March 31, 2024 and September 30, 2023, we had debt and equity investments in 111 and 74 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments and certain preferred equity investments, as well as the annualized total return based on our average net asset value, in each case, and our net investment income - return on equity for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and March 31, 2023:

	Three months ended		Six months ended,
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Weighted average income yield(1)*	12.2%	12.5%	12.3%	10.8%
Weighted average investment income yield(2)*	12.5%	12.8%	12.6%	11.2%
Total return based on average net asset value(3)*	22.7%	16.2%	20.0%	15.0%
Net investment income - return on equity(4)*	15.5%	14.4%	15.1%	12.5%

*    Annualized for periods of less than one year
(1)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees and discounts, divided by the daily average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(2)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, divided by the daily average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(3)Total return based on average net asset value is calculated as (a) the net increase (decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(4)Net investment income - return on equity is calculated as (a) net investment income after excise tax divided by (b) the daily average of total net assets.

As of March 31, 2024, GBDC 4 has earned an inception-to-date internal rate of return, or IRR, of 18.2% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. For the six months ended March 31, 2024 and 2023, GBDC 4 earned a fiscal year-to-date IRR of 24.7% and 16.1%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Recent Developments

On April 1, 2024, we entered into subscription agreements with additional stockholders totaling $34.0 million, in the aggregate.

On February 2, 2024 and May 3, 2024, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

May 27, 2024	August 21, 2024
In an amount (if positive) such that our net asset value as of May 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period May 1, 2024 through May 31, 2024 and the payment of this distribution is $15.00 per share.

June 21, 2024	August 21, 2024
In an amount (if positive) such that our net asset value as of June 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period June 1, 2024 through June 30, 2024 and the payment of this distribution is $15.00 per share.

July 19, 2024	September 18, 2024
In an amount (if positive) such that our net asset value as of July 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period July 1, 2024 through July 31, 2024 and the payment of this distribution is $15.00 per share.

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
Consolidated operating results for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and March 31, 2023 are as follows:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2024	December 31, 2023	March 31, 2024 vs. December 31, 2023	March 31, 2024	March 31, 2023	2024 vs. 2023
	(In thousands)
Interest income	$21,000	$13,954	$7,046	$34,954	$8,163	$26,791
Payment-in-kind interest income	1,276	1,107	169	2,383	430	1,953
Accretion of discounts and amortization of premiums	622	405	217	1,027	267	760
Non-cash dividend income	43	32	11	75	54	21
Fee income	96	48	48	144	21	123
Total investment income	23,037	15,546	7,491	38,583	8,935	29,648
Net expenses	9,634	6,618	3,016	16,252	3,599	12,653
Net investment income - before tax	13,403	8,928	4,475	22,331	5,336	16,995
Excise tax	10	15	(5)	25	53	(28)
Net investment income - after tax	13,393	8,913	4,480	22,306	5,283	17,023
Net realized gain (loss) on investment transactions	30	(4)	34	26	58	(32)
Net change in unrealized appreciation (depreciation) on investment transactions	6,158	1,100	5,058	7,258	988	6,270
Net increase (decrease) in net assets resulting from operations	$19,581	$10,009	$9,572	$29,590	$6,329	$23,261
Average earning debt investments, at fair value	$739,861	$481,043	$258,818	$612,100	$159,751	$452,349
Average earning preferred equity investments, at fair value	$1,079	$1,006	$73	$1,047	$883	$164
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

Investment Income
Investment income increased from the three months ended December 31, 2023 to the three months ended March 31, 2024 by $7.5 million, primarily due to an increase in the average earning debt investments balance of $258.8 million.

Investment income increased from the six months ended March 31, 2023 to the six months ended March 31, 2024 by $29.6 million, primarily due to an increase in interest and payment-in-kind (“PIK”) interest income due to an increase in the average earning debt investments balance of $452.3 million coupled with rising SOFR interest base rates.

The annualized income yield by debt security type for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and March 31, 2023 are as follows:

	Three months ended		Six months ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Senior secured	11.0%	10.7%	10.9%	10.4%
One stop	12.1%	12.3%	12.1%	10.8%
Second lien	15.4%	17.0%	15.9%	—%
Subordinated debt	14.7%	13.3%	13.9%	14.5%

Income yields on senior secured loans increased for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023, primarily due to fundings of higher yielding delayed draw term loans during the quarter.

Income yields on one stop loans decreased for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023, primarily due to interest rate spread compression on new investments.

Income yields on one stop loans increased for the six months ended March 31, 2024 as compared to the six months ended March 31, 2023, primarily due to rising interest base rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 96.3% of the loan portfolio at fair value is subject to an interest rate floor. As of March 31, 2024 and September 30, 2023, the weighted average base rate floor of our loans was 0.79% and 0.75%, respectively.

As of March 31, 2024, we have second lien investments in one portfolio company and subordinated debt investments in three portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses
The following table summarizes our expenses for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and March 31, 2023:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2024	December 31, 2023	March 31, 2024 vs. December 31, 2023	March 31, 2024	March 31, 2023	2024 vs. 2023
	(In thousands)
Interest and facility fee expenses	$7,931	$5,372	$2,559	$13,303	$2,538	$10,765
Amortization of debt issuance costs	283	207	76	490	134	356
Base management fee, net of waiver	929	615	314	1,544	411	1,133
Professional fees	231	234	(3)	465	385	80
Administrative service fee	199	104	95	303	86	217
General and administrative expenses	61	86	(25)	147	45	102
Net expenses	$9,634	$6,618	$3,016	$16,252	$3,599	$12,653
Average debt outstanding	$404,857	$270,548	$134,309	$337,116	$82,854	$254,262
Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $2.6 million from the three months ended December 31, 2023 to the three months ended March 31, 2024, primarily due to an increase in average debt outstanding of $134.3 million.

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $11.1 million from the six months ended March 31, 2023 to the six months ended March 31, 2024, primarily due to an increase in average debt outstanding of $254.3 million as well as rising interest base rates on borrowings from our floating rate debt facilities and, to a lesser extent, increased interest rate spreads made in connection with amendments on our PNC Facility. For more information about our outstanding borrowings for the six months ended March 31, 2024 and 2023, including the terms thereof, see “Note 7. Borrowings” in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For both the three months ended March 31, 2024 and December 31, 2023, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt 8.2%, respectively. For the six months ended March 31, 2024 and 2023, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 8.2% and 6.5%, respectively.

The effective average interest rate remained relatively flat from the three months ended December 31, 2023 to the three months ended March 31, 2024. The effective average interest rate increased from the six months ended March 31, 2023 to the six months ended March 31, 2024 primarily due to rising interest base interest rates on our borrowings from floating rate debt facilities and, to a lesser extent, increased interest rate spreads made in connection with amendments on our PNC Facility.

Management Fees

The base management fee, net of waiver, increased as a result of an increase in average gross assets for the three months ended December 31, 2023 to the three months ended March 31, 2024 and for the six months ended March 31, 2023 to the six months ended March 31, 2024.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

For the six months ended March 31, 2024, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee, as a percentage of Pre-Incentive Fee Net Investment Income, was 20.0%. GC Advisors has agreed to irrevocably waive all Income Incentive Fees payable pursuant to the Investment Advisory Agreement for the periods ending prior to April 1, 2024 (the “Waiver Period”). For the three and six months ended March 31, 2024, the Income Incentive Fee irrevocably waived by GC Advisors was $2.7 million and $4.5 million, respectively. For the three and six months ended March 31, 2023, the Income Incentive Fee irrevocably waived by GC Advisors was $0.6 million and $1.1 million, respectively.

As of March 31, 2024 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of March 31, 2024 and September 30, 2023, there was no capital gain incentive fee accrual calculated in accordance with GAAP. For the three months ended March 31, 2024, September 30, 2023, and March 31, 2023, there was no accrual of capital gain incentive fee under GAAP.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of March 31, 2024 and September 30, 2023, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

Professional Fees, Administrative Service Fee and General and Administrative Expenses

In total, professional fees, the administrative service fee and general and administrative expenses remained relatively flat from the three months ended December 31, 2023 to the three months ended March 31, 2024.

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.4 million from the six months ended March 31, 2023 to the six months ended March 31, 2024 primarily due to higher professional fees and administrative expenses associated with servicing a growing portfolio.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended March 31, 2024 and December 31, 2023 were $0.3 million and $0.3 million, respectively. Total expenses reimbursed to the Administrator during the six months ended March 31, 2024 and 2023 were $0.6 million and $0.5 million, respectively.

As of both March 31, 2024 and September 30, 2023, included in accounts payable and accrued expenses were $0.3 million of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and March 31, 2023:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2024	December 31, 2023	March 31, 2024 vs. December 31, 2023	March 31, 2024	March 31, 2023	2024 vs. 2023
	(In thousands)
Net realized gain (loss) from investments	$—	$(3)	$3	$(3)	$—	$(3)
Net realized gain (loss) from foreign currency transactions	30	(1)	31	29	58	(29)
Net realized gain (loss) on investment transactions	$30	$(4)	$34	$26	$58	$(32)
Unrealized appreciation from investments	6,671	1,735	4,936	7,759	1,671	6,088
Unrealized (depreciation) from investments	(469)	(674)	205	(496)	(712)	216
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(44)	39	(83)	(5)	29	(34)
Net change in unrealized appreciation (depreciation) on investment transactions	$6,158	$1,100	$5,058	$7,258	$988	$6,270

During the three months ended March 31, 2024, we had a net realized gain of approximately $30,000, primarily driven by realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars. During the three months ended December 31, 2023, we had a net realized loss of approximately $4,000, primarily driven by a realized loss on the partial redemption of an equity investment, and to a lesser extent, realized losses on foreign currency transactions.

During the six months ended March 31, 2024, we had a net realized gain of approximately $26,000, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars that was partially offset by a realized loss recognized on the partial redemption of an equity investment. During the six months ended March 31, 2023, we had a net realized gain of approximately $58,000, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars.

For the three months ended March 31, 2024, we had $6.7 million in unrealized appreciation on 64 portfolio company investments, which was offset by $0.5 million in unrealized depreciation on 49 portfolio company investments. For the three months ended December 31, 2023, we had $1.7 million in unrealized appreciation on 34 portfolio company investments, which was offset by $0.7 million in unrealized depreciation on 64 portfolio company investments.

Unrealized appreciation for the three months ended March 31, 2024 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized appreciation for the three months ended December 31, 2023 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the three months ended March 31, 2024 primarily resulted from amortization of discounts during each quarter on recently originated loans and a modest decrease in market prices of certain portfolio company investments. Unrealized depreciation for the three months ended December 31, 2023 primarily resulted from amortization of discounts during each quarter on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

For the six months ended March 31, 2024, we had $7.8 million in unrealized appreciation on 74 portfolio company investments, which was offset by $0.5 million in unrealized depreciation on 39 portfolio company investments. For the six months ended March 31, 2023, we had $1.7 million in unrealized appreciation on 32 portfolio company investments, which was offset by $0.7 million in unrealized depreciation on 22 portfolio company investments.

Unrealized appreciation for the six months ended March 31, 2024 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized appreciation for the six months ended March 31, 2023 primarily resulted from an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the six months ended March 31, 2024 primarily resulted from amortization of discounts during each quarter on recently originated loans and a modest decrease in market prices of certain portfolio company investments. Unrealized depreciation for the six months ended March 31, 2023 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to incremental wider credit spreads in the market during the first two quarters of the 2023 fiscal year and the amortization of discounts during the quarter on recently originated loans.

Liquidity and Capital Resources

For the six months ended March 31, 2024, we experienced a net decrease in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents of $21.6 million. During the period, we used $472.8 million in operating activities, primarily as a result of fundings of portfolio investments of $494.6 million, partially offset by proceeds from principal payments and sales of portfolio investments of $3.7 million. During the same period, cash provided by financing activities was $451.2 million, primarily driven by borrowings on debt of $384.3 million, proceeds from other short-term borrowings of $453.4 million and proceeds from the issuance of common shares of $226.3 million, partially offset by repayments of debt of $170.4 million, repayments of other short-term borrowings of $425.3 million and distributions paid of $14.8 million.

For the six months ended March 31, 2023, we experienced a net decrease in cash and cash equivalents and foreign currencies of $9.4 million. During the period, we used $79.8 million in operating activities, primarily as a result of fundings of portfolio investments of $87.5 million, partially offset by proceeds from principal payments and sales of portfolio investments of $3.6 million. During the same period, cash provided by financing activities was $70.4 million, primarily driven by borrowings on debt of $64.7 million and proceeds from the issuance of common shares of $30.2 million, partially offset by repayments of debt of $22.2 million.

As of March 31, 2024 and September 30, 2023, we had cash and cash equivalents of $18.4 million and $42.2 million, respectively. In addition, we had foreign currencies of $1.7 million and $0.7 million as of March 31, 2024 and September 30, 2023, respectively, restricted cash and cash equivalents of $1.1 million as of March 31, 2024 and no restricted cash and cash equivalents as of September 30, 2023. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our credit facilities, as applicable.

As of March 31, 2024 and September 30, 2023, we had investor capital subscriptions totaling $984.2 million and $760.6 million, respectively, of which $405.6 million and $179.2 million, respectively, had been called and contributed, leaving $578.6 million and $581.3 million of uncalled investor capital subscriptions, respectively.

Revolving Debt Facilities

PNC Facility - On July 8, 2022, we entered into the PNC Facility (as defined in Note 7 of our consolidated financial statements) with PNC Bank. As of March 31, 2024 and September 30, 2023, we were permitted to borrow up to $400.0 million and $300.0 million, respectively, at any one time outstanding under the PNC Facility. As of March 31, 2024 and September 30, 2023, we had outstanding debt of $391.1 million and $176.9 million, respectively, under the PNC Facility. Through a series of amendments, most recently on February 5, 2024, and March 15, 2024, we and GBDC 4 Funding amended the PNC Facility with PNC Bank to, among other things, increase the borrowing capacity from $300.0 million to $400.0 million and update the applicable margin range of 2.00% to 2.40% such that borrowings under the PNC Facility will bear interest, at the our election and depending on the currency of the borrowing, of either CORRA, SONIA, €STR, the Daily Simple SOFR, the Term SOFR Rate, or the Base Rate (as defined in the PNC Facility) plus a margin ranging from 2.15% to 2.45%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GBDC 4 Funding securing the facility. The other material terms of the PNC Facility were unchanged.

DB Credit Facility - On March 28, 2024, we and GBDC 4 Funding II entered into the DB Credit Facility (as defined in Note 7 of our consolidated financial statements) with Deutsche Bank. As of March 31, 2024, the DB Credit Facility allowed GBDC 4 Funding II to borrow up to $250.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2024, we had no outstanding debt under the DB Credit Facility. As of March 31, 2024, subject to leverage and borrowing base restrictions, we had approximately $250.0 million of remaining commitments and availability on the DB Credit Facility.

Adviser Revolver - On April 12, 2022, we entered into the Adviser Revolver (as defined in Note 4 of our consolidated financial statements) with GC Advisors. As of March 31, 2024 and September 30, 2023, we were permitted to borrow up to $100.0 million at any one time outstanding under the Adviser Revolver. As of March 31, 2024 and September 30, 2023, we had no outstanding debt under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 1, 2022, our sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, our asset coverage requirement is reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of March 31, 2024, our asset coverage for borrowed amounts was 196.9%.

As of March 31, 2024, we had outstanding commitments to fund investments totaling $270.4 million, including $64.5 million of unfunded commitments on revolvers. As of September 30, 2023, we had outstanding commitments to fund investments totaling $63.8 million, including $7.4 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement as of March 31, 2024 and September 30, 2023, respectively. A summary of maturity requirements for our principal borrowings as of March 31, 2024 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of March 31, 2024. As of March 31, 2024, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash and restricted cash balances that we maintain, availability under our PNC Facility and Adviser Revolver, as well as ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield
As of March 31, 2024 and September 30, 2023, we had investments in 111 and 74 portfolio companies, respectively, with a total fair value of $821.2 million and $318.9 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and March 31, 2023:

	Three months ended				Six months ended
	March 31, 2024		December 31, 2023		March 31, 2024		March 31, 2023
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$2,915	1.3%	$26,555	5.4%	$29,470	4.2%	$274	0.3%
One stop	220,642	98.5	461,365	94.5	682,007	95.7	97,980	97.7
Second lien	—	—	—	—	—	—	50	0.0 *
Subordinated debt	50	0.0 *	50	0.0 *	100	0.0 *	—	—
Equity	531	0.2	385	0.1	916	0.1	2,007	2.0
Total new investment commitments	$224,138	100.0%	$488,355	100.0%	$712,493	100.0%	$100,311	100.0%
* Represents an amount less than 0.1%.

For the six months ended March 31, 2024 and 2023, we had approximately $3.7 million and $3.6 million, respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2024(1)			As of September 30, 2023(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured	$35,397	$35,017	$35,349	$7,593	$7,488	$7,485
One stop	784,264	770,075	778,181	310,461	304,471	305,895
Second lien	866	847	866	274	252	257
Subordinated debt	154	151	153	51	49	51
Equity	N/A	5,545	6,681	N/A	4,557	5,227
Total	$820,681	$811,635	$821,230	$318,379	$316,817	$318,915

(1)As of March 31, 2024, $96.7 million and $98.3 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
(2)As of September 30, 2023, $52.8 million and $53.1 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
As of March 31, 2024 and September 30, 2023, we had no loans on non-accrual status. As of both March 31, 2024 and September 30, 2023, the fair value of our debt investments as a percentage of the outstanding principal value was 99.3%.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and March 31, 2023:

	Three months ended		Six months ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Weighted average rate of new investment fundings	10.8%	11.2%	11.1%	11.3%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.6%	5.9%	5.8%	6.8%
Weighted average fees of new investment fundings	1.1%	1.3%	1.2%	1.8%
Weighted average rate of sales and payoffs of portfolio investments	11.8%	11.7%	11.7%	9.2%

As of March 31, 2024, 96.3% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limited the minimum applicable interest rates on such loans. As of September 30, 2023, 92.4% and 95.5% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.

As of March 31, 2024 and September 30, 2023, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $81.8 million and $93.5 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2024 and September 30, 2023:

	As of March 31, 2024		As of September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$1,148	0.1%	$—	—%
4	819,704	99.8	318,131	99.8
3	378	0.1	784	0.2
2	—	—	—	—
1	—	—	—	—
Total	$821,230	100.0%	$318,915	100.0%
1 The portfolio median EBITDA is based on our portfolio of debt investments and excludes (i) portfolio companies with negative or de minimis EBITDA, (ii) investments designated as recurring revenue loans and (iii) portfolio companies with any loans on non-accrual status.

The table below details the weighted average price of our debt investments by internal performance rating held as of March 31, 2024 and September 30, 2023:

	Weighted Average Price[1]
Category	As of March 31, 2024	As of September 30, 2023
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.3%	98.5%
Internal Performance Rating 3 (Performing Below Expectations)	93.2	92.5
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	—	—
Total	99.3%	98.5%

(1)Includes only debt investments held as of March 31, 2024 and September 30, 2023. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a subscription agreement with us to purchase our common stock on the same terms and conditions as other investors for a capital subscription of $100.0 million. As of March 31, 2024, we have issued 3,834,435.998 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $57.5 million and have also issued 139,172.373 shares to GGP Class B-P, LLC through the DRIP.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the six months ended March 31, 2024 and 2023. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both March 31, 2024 and September 30, 2023 were valued using Level 3 inputs. As of both March 31, 2024 and September 30, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.

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

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of March 31, 2024 and September 30, 2023, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2024, we recorded $10,000 and $25,000, respectively, for U.S. federal excise tax. For the three and six months ended March 31, 2023, we recorded $16,000 and $53,000, respectively, for U.S. federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2024 and September 30, 2023, the weighted average floor on loans subject to floating interest rates was 0.79% and 0.75%, respectively. In addition, the PNC Facility has a floating interest rate provision based on Term SOFR, Daily Simple SOFR, SONIA, €STR, or CORRA plus a margin ranging from 2.15% to 2.45%. The DB Credit Facility has a floating interest rate provision based on the applicable base rate plus 2.35%. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of March 31, 2024 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(16,067)	$(7,822)	$(8,245)
Down 150 basis points	(12,050)	(5,866)	(6,184)
Down 100 basis points	(8,034)	(3,911)	(4,123)
Down 50 basis points	(4,016)	(1,955)	(2,061)
Up 50 basis points	4,016	1,955	2,061
Up 100 basis points	8,034	3,911	4,123
Up 150 basis points	12,050	5,866	6,184
Up 200 basis points	16,067	7,822	8,245

(1)    Assumes applicable three-month base rate as of March 31, 2024, with the exception of SONIA and Prime that utilize the March 31, 2024 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2024, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the PNC Facility, DB Credit Facility and the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of March 31, 2024 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended March 31, 2024 to the risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended September 30, 2023.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
10.1	Fifth Amendment to Revolving Credit and Security Agreement, dated as of July 8, 2022, as amended from time to time, by and among Golub Capital BDC 4, Inc., a Maryland corporation, Golub Capital BDC 4 Funding LLC, a Delaware limited liability company, PNC Bank, National Association, as Administrative Agent for the Secured Parties, the Collateral Agent and a Lender, PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of February 5, 2024. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on February 8, 2024).
10.2	Sixth Amendment to Revolving Credit and Security Agreement, dated as of July 8, 2022, as amended from time to time, by and among Golub Capital BDC 4, Inc., a Maryland corporation, Golub Capital BDC 4 Funding LLC, a Delaware limited liability company, PNC Bank, National Association, as Administrative Agent for the Secured Parties, the Collateral Agent and a Lender, PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of March 15, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on March 21, 2024).
10.3	Loan Financing and Servicing Agreement, dated as of March 28, 2024, by and among GBDC 4 Funding II LLC, as borrower, Golub Capital BDC 4, Inc., as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries, and Deutsche Bank National Trust Company, as collateral agent and as collateral custodian. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on April 1, 2024).
10.4	Sale and Contribution Agreement, dated as of March 28, 2024, between Golub Capital BDC 4, Inc., as seller, and GBDC 4 Funding II LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on April 1, 2024).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC 4, Inc.

Date: May 10, 2024	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2024	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)