Form 10-Q
period 2024-06-30
Golub Capital BDC 4, Inc.
filed 2024-08-07
CIK 1901612

_____________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of August 7, 2024, the Registrant had 36,885,266.850 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2024	September 30, 2023
	(unaudited)
Assets
Non-controlled / non-affiliate company investments at fair value (amortized cost of $1,115,682 and $316,817, respectively)	$1,130,448	$318,915
Cash and cash equivalents	15,047	42,154
Foreign currencies (cost of $1,317 and $630, respectively)	1,394	685
Restricted cash and cash equivalents	36,994	—
Restricted foreign currencies (cost of $293 and $0, respectively)	245	—
Interest receivable	12,267	3,102
Capital call receivable	3,553	40
Deferred offering costs	103	153
Other assets	1,031	946
Total Assets	$1,201,082	$365,995
Liabilities
Debt	$658,445	$176,928
Less unamortized debt issuance costs	(2,809)	(1,004)
Debt less unamortized debt issuance costs	655,636	175,924
Interest payable	10,568	2,542
Distributions payable	14,380	3,981
Capital calls received in advance	8,179	—
Management and incentive fees payable	3,957	323
Accrued trustee fees	42	25
Accounts payable and other liabilities	858	516
Total Liabilities	693,620	183,311
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2024 and September 30, 2023	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 33,830,794.251 and 12,178,965.292 shares issued and outstanding as of June 30, 2024 and September 30, 2023, respectively	34	12
Paid in capital in excess of par	507,281	182,525
Distributable earnings (losses)	147	147
Total Net Assets	507,462	182,684
Total Liabilities and Total Net Assets	$1,201,082	$365,995
Number of common shares outstanding	33,830,794.251	12,178,965.292
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Investment income
Interest income	$26,660	$5,634	$62,641	$14,064
Payment-in-kind interest income	1,655	401	4,038	831
Dividend income	45	29	120	83
Fee income	118	13	262	34
Total investment income	28,478	6,077	67,061	15,012
Expenses
Interest and other debt financing expenses	10,942	1,862	24,735	4,534
Base management fee	3,310	738	7,558	1,870
Incentive fee	4,329	734	8,790	1,790
Professional fees	246	190	711	576
Administrative service fee	289	68	592	154
General and administrative expenses	41	20	188	65
Total expenses	19,157	3,612	42,574	8,989
Base management fee waived (Note 4)	(2,106)	(469)	(4,810)	(1,190)
Incentive fee waived (Note 4)	(1,576)	(734)	(6,037)	(1,790)
Net expenses	15,475	2,409	31,727	6,009
Net investment income - before tax	13,003	3,668	35,334	9,003
Excise tax	—	—	25	53
Net investment income - after tax	13,003	3,668	35,309	8,950
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	—	—	(3)	—
Foreign currency transactions	(51)	(147)	(22)	(89)
Net realized gain (loss) on investment transactions	(51)	(147)	(25)	(89)
Net change in unrealized appreciation (depreciation) from:
Investments	5,178	726	12,441	1,686
Translation of assets and liabilities in foreign currencies	(34)	172	(39)	201
Net change in unrealized appreciation (depreciation) on investment transactions	5,144	898	12,402	1,887
Net gain (loss) on investment transactions	5,093	751	12,377	1,798
Net increase (decrease) in net assets resulting from operations	$18,096	$4,419	$47,686	$10,748
Per Common Share Data
Basic and diluted earnings per common share (Note 10)	$0.63	$0.65	$2.08	$1.78
Basic and diluted weighted average common shares outstanding (Note 10)	28,881,498	6,747,232	22,874,427	6,034,626

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share and per share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2022	4,628,404.940	$5	$69,421	$—	$69,426
Issuance of common stock	2,009,945.654	2	30,147	—	30,149
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	8,950	8,950
Net realized gain (loss) on investment transactions	—	—	—	(89)	(89)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	1,887	1,887
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	179,290.592	—	2,689	—	2,689
Distributions from distributable earnings (losses)	—	—	—	(7,488)	(7,488)
Distributions declared and payable	—	—	—	(3,260)	(3,260)
Total increase (decrease) for the nine months ended June 30, 2023	2,189,236.246	2	32,836	—	32,838
Balance at June 30, 2023	6,817,641.186	$7	$102,257	$—	$102,264
Balance at March 31, 2023	6,712,031.176	$7	$100,673	$—	$100,680
Issuance of common stock	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	3,668	3,668
Net realized gain (loss) on investment transactions	—	—	—	(147)	(147)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	898	898
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	105,610.010	—	1,584	—	1,584
Distributions from distributable earnings (losses)	—	—	—	(1,159)	(1,159)
Distributions declared and payable	—	—	—	(3,260)	(3,260)
Total increase (decrease) for the three months ended June 30, 2023	105,610.010	—	1,584	—	1,584
Balance at June 30, 2023	6,817,641.186	$7	$102,257	$—	$102,264
Balance at September 30, 2023	12,178,965.292	$12	$182,525	$147	$182,684
Issuance of common stock	21,196,796.355	21	317,932	—	317,953
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	35,309	35,309
Net realized gain (loss) on investment transactions	—	—	—	(25)	(25)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	12,402	12,402
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	455,032.604	1	6,824	—	6,825
Distributions from distributable earnings (losses)	—	—	—	(33,306)	(33,306)
Distributions declared and payable	—	—	—	(14,380)	(14,380)
Total increase (decrease) for the nine months ended June 30, 2024	21,651,828.959	22	324,756	—	324,778
Balance at June 30, 2024	33,830,794.251	$34	$507,281	$147	$507,462
Balance at March 31, 2024	27,476,502.077	$27	$411,973	$147	$412,147
Issuance of common stock	6,108,945.198	7	91,628	—	91,635
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	13,003	13,003
Net realized gain (loss) on investment transactions	—	—	—	(51)	(51)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	5,144	5,144
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	245,346.976	—	3,680	—	3,680
Distributions from distributable earnings (losses)	—	—	—	(3,716)	(3,716)
Distributions declared and payable	—	—	—	(14,380)	(14,380)
Total increase (decrease) for the three months ended June 30, 2024	6,354,292.174	7	95,308	—	95,315
Balance at June 30, 2024	33,830,794.251	$34	$507,281	$147	$507,462

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$47,686	$10,748
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	931	212
Amortization of deferred offering costs	100	61
Accretion of discounts and amortization of premiums	(1,754)	(443)
Net realized (gain) loss on investments	3	—
Net realized (gain) loss on foreign currency transactions	22	89
Net change in unrealized (appreciation) depreciation on investments	(12,441)	(1,686)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	39	(201)
Proceeds from (fundings of) revolving loans, net	(1,042)	(262)
Fundings of investments	(798,901)	(114,649)
Proceeds from principal payments and sales of portfolio investments	6,792	4,015
Payment-in-kind interest capitalized	(3,815)	(789)
Non-cash dividends capitalized	(120)	(83)
Changes in operating assets and liabilities:
Interest receivable	(9,165)	(1,589)
Other assets	(85)	(480)
Interest payable	8,026	1,238
Management and incentive fees payable	3,634	162
Accrued trustee fees	17	3
Accounts payable and other liabilities	342	264
Net cash provided by (used in) operating activities	(759,731)	(103,390)
Cash flows from financing activities
Borrowings on debt	727,751	97,470
Repayments of debt	(246,499)	(33,992)
Proceeds from other short-term borrowings	481,469	—
Repayments on other short-term borrowings	(481,469)	—
Capitalized debt issuance costs	(2,736)	(457)
Deferred offering costs	(50)	(21)
Capital calls received in advance	8,179	—
Proceeds from issuance of common shares	314,440	30,161
Distributions paid	(30,462)	(4,926)
Net cash provided by (used in) financing activities	770,623	88,235
Net change in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents	10,892	(15,155)
Effect of foreign currency exchange rates	(51)	81
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, beginning of period	42,839	21,746
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, end of period	$53,680	$6,672
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,779	$3,084
Distributions declared for the period	47,686	10,748
Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$3,513	$(12)
Stock issued in connection with dividend reinvestment plan	6,825	2,689
Change in distributions payable	10,399	3,133

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)
The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	June 30, 2024	September 30, 2023
Cash and cash equivalents	$15,047	$42,154
Foreign currencies (cost of $1,317 and $630, respectively)	1,394	685
Restricted cash and cash equivalents	$36,994	$—
Restricted foreign currencies (cost of $293 and $0, respectively)	$245	$—
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$53,680	$42,839
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.*#	One stop	SF +	6.50%	(i)(j)	11.84%	02/2029	$14,763	$14,420	2.9%	$14,911
PPW Aero Buyer, Inc.	One stop	SF +	6.50%	(i)	11.84%	02/2029	8	7	—	8
PPW Aero Buyer, Inc.	One stop	SF +	5.50%	(j)	10.83%	02/2029	308	292	0.1	275
							15,079	14,719	3.0	15,194
Auto Components
Collision SP Subco, LLC*	One stop	SF +	5.50%	(j)	10.83%	01/2030	9,683	9,503	1.9	9,683
Collision SP Subco, LLC	One stop	SF +	5.50%	(k)	10.76%	01/2030	445	393	0.1	445
Collision SP Subco, LLC	One stop	SF +	5.50%	(j)	10.83%	01/2030	238	209	0.1	238
OEConnection, LLC(5)	One stop	SF +	5.25%		N/A(6)	04/2031	—	(14)	—	(15)
OEConnection, LLC(5)	One stop	SF +	5.25%		N/A(6)	04/2031	—	(18)	—	(19)
OEConnection, LLC#	One stop	SF +	5.25%	(i)	10.59%	04/2031	17,162	16,995	3.3	16,990
							27,528	27,068	5.4	27,322
Automobiles
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(j)	10.58%	12/2029	806	791	0.2	806
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(j)	10.58%	12/2029	168	165	—	168
High Bar Brands Operating, LLC(5)	Senior secured	SF +	5.25%		N/A(6)	12/2029	—	(4)	—	—
High Bar Brands Operating, LLC(5)	Senior secured	SF +	5.25%		N/A(6)	12/2029	—	(3)	—	—
National Express Wash Parent Holdco, LLC#	One stop	SF +	5.50%	(k)	10.76%	07/2029	6,693	6,645	1.3	6,559
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(k)	10.79%	07/2029	140	138	—	136
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	6.00%		N/A(6)	07/2029	—	(206)	—	—
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	4.75%	(i)	10.09%	06/2031	20,625	20,449	4.0	20,470
Quick Quack Car Wash Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)	06/2031	—	(20)	—	(21)
Quick Quack Car Wash Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)	06/2031	—	(75)	—	(72)
Spotless Brands, LLC	One stop	SF +	6.50%	(j)	11.97%	07/2028	1,944	1,913	0.4	1,944
Spotless Brands, LLC	One stop	SF +	6.50%	(j)	11.98%	07/2028	211	209	0.1	211
Spotless Brands, LLC	One stop	SF +	6.50%	(j)	11.97%	07/2028	157	155	—	157
Spotless Brands, LLC	One stop	SF +	6.50%	(i)	11.93%	07/2028	11	11	—	11
Yorkshire Parent, Inc.#	One stop	SF +	6.00%	(j)	11.33%	12/2029	17,797	17,635	3.5	17,797
Yorkshire Parent, Inc.(5)	One stop	SF +	6.00%		N/A(6)	12/2029	—	(40)	—	—
Yorkshire Parent, Inc.(5)	One stop	SF +	6.00%		N/A(6)	12/2029	—	(81)	—	—
							48,552	47,682	9.5	48,166
Banks
OSP Hamilton Purchaser, LLC	One stop	SF +	5.50%	(j)	10.93%	12/2029	3,919	3,874	0.8	3,919
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(i)	10.44%	12/2029	639	597	0.1	639
OSP Hamilton Purchaser, LLC(5)	One stop	SF +	5.50%		N/A(6)	12/2029	—	(6)	—	—
							4,558	4,465	0.9	4,558
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverages
Financial Information Technologies, LLC(19)	One stop	N/A			14.00%	PIK			06/2031	$8,964	$8,760	1.8%	$8,964
Financial Information Technologies, LLC*#	One stop	SF +	5.50%	(j)	10.83%				06/2030	6,473	6,374	1.3	6,473
Financial Information Technologies, LLC#	One stop	SF +	5.50%	(j)	10.83%				06/2030	2,647	2,618	0.5	2,647
Financial Information Technologies, LLC(5)	One stop	SF +	5.50%		N/A(6)				06/2030	—	(1)	—	—
Financial Information Technologies, LLC(5)	One stop	SF +	5.50%		N/A(6)				06/2030	—	(10)	—	—
										18,084	17,741	3.6	18,084
Capital Markets
BlueMatrix Holdings, LLC*	One stop	SF +	5.25%	(j)	10.58%				01/2031	14,236	14,120	2.8	14,236
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				01/2031	—	(21)	—	—
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				01/2031	—	(39)	—	—
										14,236	14,060	2.8	14,236
Commercial Services & Supplies
BradyIFS Holdings, LLC#	One stop	SF +	6.00%	(j)	11.33%				10/2029	20,948	20,576	4.1	20,948
BradyIFS Holdings, LLC	One stop	SF +	6.00%	(j)	11.33%				10/2029	1,433	1,413	0.3	1,433
BradyIFS Holdings, LLC(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(34)	—	—
Encore Holdings, LLC#	One stop	SF +	5.25%	(j)	10.67%				11/2028	12,955	12,739	2.6	13,020
Encore Holdings, LLC*	One stop	SF +	5.25%	(j)	10.68%				11/2028	2,576	2,532	0.5	2,589
Encore Holdings, LLC	One stop	SF +	5.00%	(i)(j)	10.34%				11/2028	2,829	2,772	0.5	2,829
FR Vision Holdings, Inc.*	One stop	SF +	5.50%	(j)	10.83%				01/2031	18,586	18,412	3.7	18,586
FR Vision Holdings, Inc.	One stop	SF +	5.50%	(j)	10.83%				01/2031	1,565	1,509	0.3	1,565
FR Vision Holdings, Inc.(5)	One stop	SF +	5.50%		N/A(6)				01/2030	—	(14)	—	—
Kleinfelder Intermediate, LLC*	One stop	SF +	6.25%	(i)	11.59%				09/2030	2,042	2,006	0.4	2,062
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(5)	—	—
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2030	—	(4)	—	—
PSC Parent, Inc.(5)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(7)	—	(8)
PSC Parent, Inc.(5)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(5)	—	(5)
PSC Parent, Inc.	One stop	SF +	5.25%	(i)	10.58%				04/2030	155	143	—	143
PSC Parent, Inc.#	One stop	SF +	5.25%	(i)	10.58%				04/2031	6,526	6,462	1.3	6,460
										69,615	68,495	13.7	69,622
Construction & Engineering
Consor Intermediate II, LLC(5)	One stop	SF +	4.75%		N/A(6)				05/2031	—	(45)	—	(45)
Consor Intermediate II, LLC(5)	One stop	SF +	4.75%		N/A(6)				05/2031	—	(12)	—	(12)
Consor Intermediate II, LLC#	One stop	SF +	4.75%	(j)	10.08%				05/2031	10,008	9,959	2.0	9,958
										10,008	9,902	2.0	9,901
Diversified Consumer Services
Any Hour, LLC(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(18)	—	(18)
Any Hour, LLC	One stop	N/A			13.00%				05/2031	2,473	2,424	0.5	2,424
Any Hour, LLC	One stop	SF +	5.00%	(j)	10.33%				05/2030	161	142	—	142
Any Hour, LLC#	One stop	SF +	5.00%	(j)	10.33%				05/2030	8,185	8,064	1.6	8,062
Apex Service Partners, LLC(19)	One stop	SF +	7.00%	(j)	10.33%	cash/	2.00%	PIK	10/2030	23,914	23,590	4.7	23,914
Apex Service Partners, LLC(19)	One stop	SF +	7.00%	(j)	12.33%				10/2030	5,100	5,031	1.0	5,100
Apex Service Partners, LLC	One stop	SF +	6.50%	(j)(k)	11.83%				10/2029	822	801	0.2	822
CHVAC Services Investment, LLC(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(112)	—	(115)
CHVAC Services Investment, LLC(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(11)	—	(11)
CHVAC Services Investment, LLC#	One stop	SF +	5.00%	(j)	10.33%				05/2030	7,597	7,532	1.5	7,531
DP Flores Holdings, LLC#	One stop	SF +	6.25%	(j)	11.58%				09/2028	3,205	3,165	0.6	3,205
DP Flores Holdings, LLC#	One stop	SF +	6.25%	(j)	11.58%				09/2028	498	492	0.1	498
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(1)	—	—
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(7)	—	—
Entomo Brands Acquisitions, Inc.*	Senior secured	SF +	5.50%	(j)	10.98%				07/2029	869	857	0.2	869
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%		N/A(6)				07/2029	—	—	—	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(j)	10.98%		07/2029	$209	$204	—%	$209
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(j)	10.60%		06/2029	1,153	1,137	0.2	1,153
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(a)(i)	11.29%		06/2028	24	23	—	24
HS Spa Holdings, Inc.(5)	One stop	SF +	5.25%		N/A(6)		06/2029	—	(3)	—	—
Litera Bidco, LLC(5)	One stop	SF +	5.00%		N/A(6)		05/2028	—	(2)	—	(3)
Litera Bidco, LLC	One stop	SF +	4.75%	(i)	10.09%		05/2028	698	690	0.1	681
Litera Bidco, LLC	One stop	SF +	5.00%		N/A(6)		05/2028	—	—	—	—
Litera Bidco, LLC#	One stop	SF +	4.75%	(i)	10.09%		05/2028	7,648	7,611	1.5	7,610
Mario Purchaser, LLC	One stop	SF +	5.75%	(i)	11.19%		04/2029	662	653	0.1	655
Mario Purchaser, LLC	One stop	SF +	5.75%	(i)	11.19%		04/2029	858	844	0.2	849
Mario Purchaser, LLC(19)	One stop	SF +	10.75%	(i)	16.19%	PIK	04/2032	401	395	0.1	401
Mario Purchaser, LLC	One stop	SF +	5.75%	(i)	11.19%		04/2028	5	4	—	4
Mario Purchaser, LLC	One stop	SF +	5.75%	(i)	11.19%		04/2029	403	364	0.1	363
NSG Buyer, Inc. #	One stop	SF +	6.50%	(i)	11.94%		11/2029	11,785	11,603	2.3	11,903
NSG Buyer, Inc. (5)	One stop	SF +	6.25%		N/A(6)		11/2028	—	(7)	—	—
NSG Buyer, Inc. (5)	One stop	SF +	5.75%		N/A(6)		11/2029	—	(19)	—	—
NSG Buyer, Inc. #	One stop	SF +	5.75%	(i)	11.09%		11/2029	1,376	1,333	0.3	1,376
Virginia Green Acquisition, LLC#	One stop	SF +	5.25%	(k)	10.51%		12/2030	19,948	19,763	3.9	19,948
Virginia Green Acquisition, LLC(5)	One stop	SF +	5.25%		N/A(6)		12/2029	—	(29)	—	—
Virginia Green Acquisition, LLC	One stop	SF +	5.25%	(k)	10.51%		12/2030	823	749	0.2	823
								98,817	97,262	19.4	98,419
Diversified Financial Services
Avalara, Inc.#	One stop	SF +	7.25%	(j)	12.58%		10/2028	2,655	2,607	0.5	2,655
Avalara, Inc.(5)	One stop	SF +	7.25%		N/A(6)		10/2028	—	(2)	—	—
Baker Tilly Advisory Group, LP(5)	One stop	SF +	5.00%		N/A(6)		06/2030	—	(14)	—	(14)
Baker Tilly Advisory Group, LP#	One stop	SF +	5.00%	(i)	10.34%		06/2031	4,351	4,287	0.9	4,286
Baker Tilly Advisory Group, LP(5)	One stop	SF +	5.00%		N/A(6)		06/2031	—	(6)	—	(13)
Finastra USA, Inc.	One stop	SF +	7.25%	(i)	12.58%		09/2029	5	4	—	5
Finastra USA, Inc.#	One stop	SF +	7.25%	(k)	12.46%		09/2029	9,925	9,753	2.0	9,975
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.75%	(i)	10.09%		11/2028	214	205	—	215
Higginbotham Insurance Agency, Inc.#	One stop	SF +	5.50%	(i)	10.94%		11/2028	7,266	7,221	1.4	7,266
								24,416	24,055	4.8	24,375
Electrical Equipment
Power Grid Holdings, Inc.	One stop	SF +	4.75%	(i)	10.09%		12/2030	708	695	0.1	708
Power Grid Holdings, Inc.(5)	One stop	SF +	4.75%		N/A(6)		12/2030	—	(3)	—	—
								708	692	0.1	708
Electronic Equipment, Instruments & Components
CST Holding Company	One stop	SF +	5.00%	(i)	10.44%		11/2028	5,413	5,188	1.1	5,414
CST Holding Company	One stop	SF +	5.00%	(i)	10.44%		11/2028	5	3	—	5
								5,418	5,191	1.1	5,419
Food Products
Blast Bidco Inc.*#	One stop	SF +	6.00%	(j)	11.33%		10/2030	17,069	16,840	3.4	17,069
Blast Bidco Inc.(5)	One stop	SF +	6.00%		N/A(6)		10/2029	—	(26)	—	—
								17,069	16,814	3.4	17,069
Healthcare Equipment & Supplies
Belmont Instrument, LLC#	One stop	SF +	6.25%	(j)	11.58%		08/2028	4,180	4,151	0.8	4,180
Belmont Instrument, LLC	One stop	SF +	6.25%	(j)	11.58%		08/2028	32	32	—	33
HuFriedy Group Acquisition, LLC#	One stop	SF +	5.50%	(j)	10.85%		06/2031	10,932	10,824	2.2	10,823
HuFriedy Group Acquisition, LLC(5)	One stop	SF +	5.50%		N/A(6)		05/2030	—	(12)	—	(12)
HuFriedy Group Acquisition, LLC(5)	One stop	SF +	5.50%		N/A(6)		06/2031	—	(23)	—	(24)
TIDI Legacy Products, Inc.	One stop	SF +	5.50%	(i)	10.84%		12/2029	2,197	2,183	0.4	2,197
TIDI Legacy Products, Inc.(5)	One stop	SF +	5.50%		N/A(6)		12/2029	—	(4)	—	—
TIDI Legacy Products, Inc.(5)	One stop	SF +	5.50%		N/A(6)		12/2029	—	(2)	—	—
YI, LLC#	One stop	SF +	5.75%	(i)	11.08%		12/2029	8,558	8,387	1.7	8,558
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2029	$—	$(15)	—%	$—
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(16)	—	—
										25,899	25,505	5.1	25,755
Healthcare Providers & Services
Bamboo US Bidco LLC*(19)	One stop	SF +	6.75%	(j)	8.70%	cash/	3.38%	PIK	09/2030	4,908	4,779	1.0	4,908
Bamboo US Bidco LLC*(7)(8)(19)	One stop	E +	6.75%	(c)	7.24%	cash/	3.38%	PIK	09/2030	3,271	3,145	0.6	3,271
Bamboo US Bidco LLC(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(26)	—	—
Bamboo US Bidco LLC(19)	One stop	SF +	6.75%	(j)	8.70%	cash/	3.38%	PIK	09/2030	144	134	—	144
Community Care Partners, LLC	One stop	SF +	6.00%	(i)	11.46%				06/2026	348	347	0.1	338
Datix Bidco Limited and RL Datix Holdings, Inc.*(7)(8)(9)	One stop	SN +	5.50%	(g)	10.70%				04/2031	2,909	2,833	0.6	2,851
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(7)(9)	One stop	SF +	5.50%		N/A(6)				04/2031	—	(11)	—	(11)
Datix Bidco Limited and RL Datix Holdings, Inc.*(7)(9)	One stop	SF +	5.50%	(k)	10.81%				04/2031	4,967	4,870	1.0	4,868
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(7)(9)	One stop	SF +	5.50%		N/A(6)				10/2030	—	(19)	—	(20)
Premise Health Holding Corp.*	One stop	SF +	5.50%	(k)	10.76%				03/2031	19,045	18,773	3.7	19,045
Premise Health Holding Corp.(5)	One stop	SF +	5.50%		N/A(6)				03/2030	—	(31)	—	—
										35,592	34,794	7.0	35,394
Healthcare Technology
Amberfield Acquisition Co.(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(36)	—	(37)
Amberfield Acquisition Co.(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(5)	—	(5)
Amberfield Acquisition Co.#	One stop	SF +	5.00%	(j)	10.33%				05/2030	5,609	5,554	1.1	5,553
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(i)	10.84%				05/2028	468	465	0.1	468
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(i)	10.84%				05/2028	142	141	—	142
Coding Solutions Acquisition, Inc.*	One stop	SF +	5.75%	(i)	11.09%				05/2028	220	216	—	220
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(i)	10.84%				05/2028	24	24	—	24
Coding Solutions Acquisition, Inc.(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(3)	—	—
Color Intermediate, LLC	One stop	SF +	5.50%	(j)	10.93%				10/2029	2,359	2,324	0.5	2,359
Crow River Buyer, Inc.	One stop	SF +	7.75%	(j)	13.08%				01/2029	999	983	0.2	999
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)				01/2029	—	(1)	—	—
Lacker Bidco Limited*(7)(8)(9)	One stop	SN +	5.25%	(g)	10.45%				02/2031	3,890	3,826	0.8	3,890
Lacker Bidco Limited(7)(8)(9)	One stop	SN +	5.25%		N/A(6)				08/2030	—	—	—	—
Lacker Bidco Limited(5)(7)(8)(9)	One stop	SN +	5.25%		N/A(6)				02/2031	—	(61)	—	—
Neptune Holdings, Inc.*#	One stop	SF +	5.75%	(k)	11.04%				09/2030	6,302	6,219	1.2	6,302
Neptune Holdings, Inc.(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(1)	—	—
Plasma Buyer LLC	One stop	SF +	5.75%	(j)	11.08%				05/2029	482	475	0.1	458
Plasma Buyer LLC	One stop	SF +	5.75%	(j)	11.09%				05/2028	31	30	—	28
Plasma Buyer LLC	One stop	SF +	6.25%	(j)	11.59%				05/2029	7	7	—	6
										20,533	20,157	4.0	20,407
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC#	One stop	SF +	6.00%	(j)	11.50%				08/2028	1,451	1,440	0.3	1,436
Barteca Restaurants, LLC	One stop	SF +	6.00%	(j)	11.48%				08/2028	73	73	—	72
Barteca Restaurants, LLC	One stop	SF +	6.00%	(j)	11.48%				08/2028	20	19	—	19
Barteca Restaurants, LLC(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(37)	—	(38)
ESN Venture Holdings, LLC	One stop	SF +	6.25%	(j)	11.58%				10/2028	320	318	0.1	318
ESN Venture Holdings, LLC#	One stop	SF +	6.25%	(j)	11.58%				10/2028	4,619	4,572	0.9	4,584
ESN Venture Holdings, LLC#	One stop	SF +	6.25%	(j)	11.58%				10/2028	698	691	0.1	692
ESN Venture Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				10/2028	—	(19)	—	(10)
ESN Venture Holdings, LLC	One stop	SF +	6.25%	(j)	11.58%				10/2028	32	31	—	31
GFP Atlantic Holdco 2, LLC	One stop	SF +	6.00%	(j)	11.33%				11/2027	3,640	3,579	0.7	3,640
GFP Atlantic Holdco 2, LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2027	—	(69)	—	—
Health Buyer, LLC	Senior secured	SF +	5.25%	(j)	10.73%				04/2029	233	231	0.1	231
Health Buyer, LLC*	Senior secured	SF +	5.50%	(j)	10.83%				04/2029	119	117	—	119
Health Buyer, LLC	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Buyer, LLC	Senior secured	SF +	5.50%	(j)	10.83%		04/2029	$48	$47	—%	$48
Health Buyer, LLC(5)	Senior secured	SF +	5.50%		N/A(6)		04/2029	—	(1)	—	—
SDC Holdco, LLC#	One stop	SF +	5.00%	(j)	10.33%		06/2031	19,252	19,156	3.8	19,156
SDC Holdco, LLC(5)	One stop	SF +	5.00%		N/A(6)		06/2031	—	(8)	—	(8)
SDC Holdco, LLC(19)	Second lien	SF +	8.50%	(j)	13.83%	PIK	06/2032	2,856	2,834	0.6	2,834
Super REGO, LLC(19)	Subordinated debt	N/A			15.00%	PIK	03/2030	52	51	—	51
YE Brands Holding, LLC	One stop	SF +	5.75%	(j)	11.18%		10/2027	714	702	0.1	714
YE Brands Holding, LLC*	One stop	SF +	5.75%	(j)	11.18%		10/2027	7,122	7,065	1.4	7,122
YE Brands Holding, LLC	One stop	SF +	5.50%		N/A(6)		10/2027	—	—	—	—
								41,249	40,792	8.1	41,011
Industrial Conglomerates
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(j)	11.18%		07/2027	581	574	0.1	581
Dwyer Instruments, Inc.(5)	One stop	SF +	5.75%		N/A(6)		07/2027	—	(1)	—	—
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(j)	11.18%		07/2027	147	145	0.1	147
Dwyer Instruments, Inc.*	One stop	SF +	5.75%	(j)	11.18%		07/2027	74	73	—	74
Dwyer Instruments, Inc.(5)	One stop	SF +	5.75%		N/A(6)		07/2027	—	(1)	—	—
Essential Services Holdings Corporation#	One stop	SF +	5.00%	(i)	10.33%		06/2031	10,198	10,096	2.0	10,096
Essential Services Holdings Corporation(5)	One stop	SF +	5.00%		N/A(6)		06/2030	—	(12)	—	(12)
Essential Services Holdings Corporation(5)	One stop	SF +	5.00%		N/A(6)		06/2031	—	(10)	—	(10)
Excelitas Technologies Corp.(5)	One stop	SF +	5.25%		N/A(6)		08/2029	—	(129)	—	(133)
Excelitas Technologies Corp.#	One stop	SF +	5.25%	(j)	10.58%		08/2029	643	633	0.1	638
Excelitas Technologies Corp.(7)(8)	One stop	E +	5.25%	(c)	8.97%		08/2029	119	113	—	118
Excelitas Technologies Corp.	One stop	SF +	5.25%		N/A(6)		08/2028	—	—	—	—
Excelitas Technologies Corp.	One stop	SF +	5.25%		N/A(6)		08/2029	—	—	—	—
								11,762	11,481	2.3	11,499
Insurance
Ben Nevis Midco Limited*(7)(9)	One stop	SF +	5.50%	(j)	10.83%		03/2028	2,486	2,440	0.5	2,486
Ben Nevis Midco Limited*(7)(9)	One stop	SF +	5.50%	(j)	10.85%		03/2028	1,672	1,672	0.3	1,672
Ben Nevis Midco Limited(7)(9)	One stop	SF +	5.50%	(j)	10.83%		03/2028	222	222	—	222
Ben Nevis Midco Limited(5)(7)(9)	One stop	SF +	5.00%		N/A(6)		03/2028	—	(19)	—	—
Captive Resources Midco, LLC#(19)	One stop	SF +	5.25%	(i)	10.59%		07/2029	7,223	7,126	1.4	7,223
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)		07/2028	—	(2)	—	—
Disco Parent, Inc.*	One stop	SF +	7.50%	(j)	12.85%		03/2029	1,047	1,026	0.2	1,047
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)		03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC*	One stop	SF +	5.50%	(j)	10.84%		12/2030	14,262	14,130	2.8	14,334
Doxa Insurance Holdings LLC(5)	One stop	SF +	5.50%		N/A(6)		12/2029	—	(28)	—	—
Doxa Insurance Holdings LLC	One stop	SF +	5.50%	(j)	10.84%		12/2030	10,786	10,660	2.1	10,853
Doxa Insurance Holdings LLC	One stop	SF +	5.00%		N/A(6)		12/2030	—	—	—	—
Gimlet Bidco GMBH*(7)(8)(9)	One stop	E +	5.75%	(c)	9.64%		04/2031	6,987	6,807	1.4	6,813
Gimlet Bidco GMBH(7)(8)(9)	One stop	E +	5.75%	(c)	9.64%		04/2031	518	482	0.1	446
Integrated Specialty Coverages, LLC*	One stop	SF +	6.00%	(i)(j)(k)	11.33%		07/2030	1,000	978	0.2	1,000
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)		07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)		07/2030	—	(3)	—	—
Integrity Marketing Acquisition, LLC	One stop	SF +	6.50%		N/A(6)		08/2026	—	—	—	—
Integrity Marketing Acquisition, LLC	One stop	SF +	6.00%	(j)	11.35%		08/2026	2,253	2,230	0.5	2,253
MRH Trowe Germany GMBH(7)(8)(15)	One stop	E +	5.75%	(c)	9.96%		02/2029	928	872	0.2	928
Oakbridge Insurance Agency LLC	One stop	SF +	5.50%	(i)	10.83%		11/2029	9,221	9,139	1.8	9,221
Oakbridge Insurance Agency LLC(5)	One stop	SF +	5.75%		N/A(6)		11/2029	—	(13)	—	—
Oakbridge Insurance Agency LLC(5)	One stop	SF +	5.75%		N/A(6)		11/2029	—	(40)	—	—
Pareto Health Intermediate Holdings, Inc.#	One stop	SF +	6.25%	(j)	11.58%		05/2030	4,128	4,058	0.8	4,128
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.25%	(j)	11.58%		05/2030	1,376	1,353	0.3	1,376
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)		06/2029	—	(1)	—	—
								64,109	63,087	12.6	64,002
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
Critical Start, Inc.(19)	One stop	SF +	6.75%	(j)	8.44%	cash/	3.63%	PIK	05/2028	$519	$515	0.1%	$513
Critical Start, Inc.*(19)	One stop	SF +	6.75%	(j)	8.44%	cash/	3.63%	PIK	05/2028	263	259	0.1	260
Critical Start, Inc.(5)	One stop	SF +	6.25%		N/A(6)				05/2028	—	—	—	(1)
Goldcup 31018 AB(7)(8)(11)(19)	One stop	E +	6.50%	(d)	10.15%	cash/	0.25%	PIK	07/2029	786	738	0.2	786
Goldcup 31018 AB(7)(8)(11)(19)	One stop	E +	6.50%	(d)	10.15%	cash/	0.25%	PIK	07/2029	73	72	—	73
Goldcup 31018 AB(5)(7)(8)(11)	One stop	E +	6.25%		N/A(6)				01/2029	—	(1)	—	—
Netwrix Corporation#	One stop	SF +	5.00%	(j)	10.35%				06/2029	11,897	11,834	2.3	11,897
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(1)	—	—
Netwrix Corporation	One stop	SF +	5.25%	(j)	10.59%				06/2029	208	107	—	208
PDQ Intermediate, Inc.(19)	Subordinated debt	N/A			13.75%	PIK			10/2031	55	54	—	55
ReliaQuest Holdings, LLC(5)	One stop	SF +	6.75%		N/A(6)				04/2031	—	(10)	—	(10)
ReliaQuest Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				04/2031	—	(4)	—	(4)
ReliaQuest Holdings, LLC#(19)	One stop	SF +	6.75%	(j)	8.45%	cash/	3.63%	PIK	04/2031	23,467	23,352	4.6	23,349
Transform Bidco Limited(5)(7)(9)	One stop	SF +	7.00%		N/A(6)				06/2030	—	(13)	—	—
Transform Bidco Limited*(7)(9)	One stop	SF +	7.00%	(j)	12.31%				12/2030	9,098	8,970	1.8	9,098
WPEngine, Inc.*	One stop	SF +	6.50%	(j)	11.82%				08/2029	1,069	1,050	0.2	1,069
WPEngine, Inc.(5)	One stop	SF +	6.50%		N/A(6)				08/2029	—	(1)	—	—
Zarya Holdco, Inc.*	One stop	SF +	6.50%	(j)	11.85%				07/2027	369	363	0.1	369
Zarya Holdco, Inc.#	One stop	SF +	6.50%	(j)	11.85%				07/2027	973	973	0.2	973
Zarya Holdco, Inc.	One stop	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
										48,777	48,257	9.6	48,635
Leisure Products
Movement Holdings, LLC*	One stop	SF +	5.25%	(i)	10.59%				03/2030	7,086	7,018	1.4	7,086
Movement Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(11)	—	—
Movement Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(45)	—	—
										7,086	6,962	1.4	7,086
Life Sciences Tools & Services
Celerion Buyer, Inc.#	One stop	SF +	5.50%	(j)	10.84%				11/2029	10,163	9,946	2.0	10,163
Celerion Buyer, Inc.(5)	One stop	SF +	5.50%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	5.50%		N/A(6)				11/2029	—	(34)	—	—
Graphpad Software, LLC(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(4)	—	(4)
Graphpad Software, LLC#	One stop	SF +	4.75%	(j)	10.08%				06/2031	7,856	7,816	1.5	7,816
Graphpad Software, LLC(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(10)	—	(10)
										18,019	17,713	3.5	17,965
Machinery
Blackbird Purchaser, Inc.*	One stop	SF +	5.50%	(i)(j)	10.83%				12/2030	23,356	23,140	4.6	23,356
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(i)(j)	10.84%				12/2030	1,385	1,342	0.3	1,385
Blackbird Purchaser, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(29)	—	—
										24,741	24,453	4.9	24,741
Media
Lotus Topco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(11)	—	(11)
Lotus Topco, Inc.#	One stop	SF +	4.75%	(j)	10.08%				06/2030	7,172	7,119	1.4	7,118
Lotus Topco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(27)	—	(27)
										7,172	7,081	1.4	7,080
Oil, Gas & Consumable Fuels
Envernus, Inc.*#	One stop	SF +	5.50%	(i)	10.84%				12/2029	16,038	15,818	3.2	16,038
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(18)	—	—
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(6)	—	—
										16,038	15,794	3.2	16,038
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.00%	(j)	10.33%				05/2029	782	772	0.2	782
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.00%	(j)	10.33%				05/2029	140	138	—	140
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.00%	(j)	10.33%				05/2029	53	52	—	53
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.00%	(i)	10.35%				05/2029	$20	$18	—%	$20
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.00%	(j)	10.33%				05/2029	9	9	—	9
										1,004	989	0.2	1,004
Professional Services
ALKU Intermediate Holdings, LLC*	One stop	SF +	6.25%	(i)	11.59%				05/2029	1,269	1,253	0.3	1,285
ALKU Intermediate Holdings, LLC*	One stop	SF +	5.50%	(i)	10.84%				05/2029	140	138	—	140
bswift, LLC	One stop	SF +	6.38%	(j)	11.67%				11/2028	1,125	1,100	0.2	1,142
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(j)	10.40%				10/2027	484	481	0.1	484
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(j)	10.40%				10/2027	210	205	—	210
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(j)	10.40%				10/2027	62	61	—	62
Citrin Cooperman Advisors LLC*	One stop	SF +	5.25%	(j)	10.65%				10/2027	34	33	—	34
Citrin Cooperman Advisors LLC	One stop	SF +	5.25%	(j)	10.66%				10/2027	68	66	—	69
DISA Holdings Corp.*	Senior secured	SF +	5.00%	(j)	10.35%				09/2028	1,446	1,426	0.3	1,446
DISA Holdings Corp.(5)	Senior secured	SF +	5.00%		N/A(6)				09/2028	—	(8)	—	—
DISA Holdings Corp.	Senior secured	SF +	5.00%	(j)	10.35%				09/2028	715	705	0.2	715
DISA Holdings Corp.(19)	Subordinated debt	SF +	8.50%	(j)	11.84%	cash/	2.00%	PIK	03/2029	51	50	—	51
DISA Holdings Corp.	Senior secured	SF +	5.00%	(j)	10.35%				09/2028	82	81	—	82
DISA Holdings Corp.	One stop	SF +	5.00%	(j)	10.35%				09/2028	97	96	—	97
DISA Holdings Corp.(5)	Senior secured	SF +	5.00%		N/A(6)				09/2028	—	(6)	—	—
										5,783	5,681	1.1	5,817
Software
Anaplan, Inc.#	One stop	SF +	5.75%	(j)	11.08%				06/2029	22,836	22,674	4.5	22,836
Anaplan, Inc.(5)	One stop	SF +	5.75%		N/A(6)				06/2028	—	(2)	—	—
Anaplan, Inc.*	One stop	SF +	5.75%	(j)	11.08%				06/2029	3,265	3,233	0.6	3,265
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(g)	10.45%				06/2029	647	612	0.1	647
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(g)	10.45%				06/2029	338	311	0.1	338
Arrow Buyer, Inc.*#	One stop	SF +	5.75%	(j)	11.08%				07/2030	4,693	4,592	0.9	4,693
Arrow Buyer, Inc.(5)	One stop	SF +	5.75%		N/A(6)				07/2030	—	(13)	—	—
Arrow Buyer, Inc.#	One stop	SF +	5.75%	(j)	11.08%				07/2030	308	306	0.1	308
Artifact Bidco, Inc.	One stop	SF +	4.50%		N/A(6)				05/2031	—	—	—	—
Artifact Bidco, Inc.	One stop	SF +	4.50%		N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.	One stop	SF +	4.50%		N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.*	One stop	SF +	4.50%		N/A(6)				05/2031	—	—	—	—
Avetta, LLC	One stop	SF +	5.75%	(j)	11.10%				10/2030	17,042	16,697	3.4	17,042
Avetta, LLC(5)	One stop	SF +	5.75%		N/A(6)				10/2029	—	(32)	—	—
Azurite Intermediate Holdings, Inc.*	One stop	SF +	6.50%	(i)	11.84%				03/2031	2,452	2,417	0.5	2,415
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.50%	(i)	11.84%				03/2031	3,567	3,500	0.7	3,483
Azurite Intermediate Holdings, Inc.(5)	One stop	SF +	9.00%		N/A(6)				03/2031	—	(13)	—	(13)
Baxter Planning Systems, LLC(5)	One stop	SF +	6.25%		N/A(6)				05/2031	—	(5)	—	(5)
Baxter Planning Systems, LLC(5)	One stop	SF +	5.75%		N/A(6)				05/2031	—	(6)	—	(6)
Baxter Planning Systems, LLC#(19)	One stop	SF +	6.25%	(j)	8.20%	cash/	3.38%	PIK	05/2031	3,631	3,604	0.7	3,604
Bloomerang, LLC*#	One stop	SF +	6.00%	(j)	11.33%				12/2029	13,536	13,412	2.7	13,536
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(28)	—	—
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(37)	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.#(7)(14)	One stop	SF +	7.25%	(j)	12.57%				01/2029	956	934	0.2	956
Bynder BidCo, Inc.& Bynder BidCo B.V.#(7)(14)	One stop	SF +	7.25%	(j)	12.57%				01/2029	365	356	0.1	365
Bynder BidCo, Inc.& Bynder BidCo B.V.(7)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(7)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(1)	—	—
Camelia Bidco Limited*(7)(8)(9)	One stop	SN +	6.25%	(g)	11.45%				08/2030	648	640	0.1	648
Camelia Bidco Limited*(7)(8)(9)	One stop	A +	6.00%	(e)	10.35%				08/2030	42	40	—	42
Camelia Bidco Limited*(7)(8)(9)	One stop	SN +	6.25%	(g)	11.45%				08/2030	92	86	—	92
Camelia Bidco Limited(7)(8)(9)	One stop	SN +	5.25%		N/A(6)				08/2030	—	—	—	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Coupa Holdings, LLC*	One stop	SF +	5.50%	(j)	10.83%				02/2030	$8,392	$8,202	1.7%	$8,392
Coupa Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				02/2030	—	(10)	—	—
Crewline Buyer, Inc.	One stop	SF +	6.75%	(j)	12.08%				11/2030	28,243	27,859	5.6	28,243
Crewline Buyer, Inc.(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(40)	—	—
Denali Bidco Limited*(7)(8)(9)	One stop	SN +	5.75%	(g)	10.95%				08/2030	2,462	2,408	0.5	2,474
Denali Bidco Limited*(7)(8)(9)	One stop	E +	5.75%	(c)	9.47%				08/2030	604	600	0.1	607
Denali Bidco Limited*(7)(8)(9)	One stop	E +	5.50%	(c)	9.22%				08/2030	4,186	4,083	0.8	4,186
Denali Bidco Limited(7)(8)(9)	One stop	E +	5.75%	(c)	9.47%				08/2030	846	821	0.2	851
Denali Bidco Limited(5)(7)(8)(9)	One stop	SN +	5.50%		N/A(6)				08/2030	—	(43)	—	—
Evergreen IX Borrower 2023, LLC*	One stop	SF +	6.00%	(j)	11.33%				09/2030	13,240	12,944	2.6	13,240
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(32)	—	—
GTY Technology Holdings, Inc.#(19)	One stop	SF +	6.88%	(j)	7.91%	cash/	4.30%	PIK	07/2029	4,197	4,142	0.8	4,197
GTY Technology Holdings, Inc.#(19)	One stop	SF +	6.88%	(j)	7.92%	cash/	4.30%	PIK	07/2029	2,741	2,700	0.5	2,741
GTY Technology Holdings, Inc.#(19)	One stop	SF +	6.88%	(j)	7.91%	cash/	4.30%	PIK	07/2029	502	499	0.1	502
GTY Technology Holdings, Inc.	One stop	P +	5.25%	(a)	13.75%				07/2029	45	43	—	45
GTY Technology Holdings, Inc.(5)	One stop	SF +	7.13%		N/A(6)				07/2029	—	(20)	—	4
GTY Technology Holdings, Inc.#(19)	One stop	SF +	7.13%	(j)	8.01%	cash/	4.45%	PIK	07/2029	659	653	0.1	661
Hornet Security Holding GMBH*(7)(8)(15)	One stop	E +	6.50%	(d)	10.39%				02/2031	4,721	4,702	0.9	4,662
Hornet Security Holding GMBH*(7)(8)(15)	One stop	E +	6.50%	(d)	10.43%				02/2031	3,147	3,135	0.6	3,108
Hornet Security Holding GMBH(5)(7)(8)(15)	One stop	E +	6.50%		N/A(6)				08/2030	—	—	—	(5)
Hornet Security Holding GMBH(5)(7)(8)(15)	One stop	E +	6.50%		N/A(6)				02/2031	—	(19)	—	(20)
Hyland Software, Inc.#	One stop	SF +	6.00%	(i)	11.34%				09/2030	24,776	24,445	4.9	24,776
Hyland Software, Inc.(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(1)
Icefall Parent, Inc.*	One stop	SF +	6.50%	(j)	11.83%				01/2030	22,609	22,189	4.5	22,609
Icefall Parent, Inc.(5)	One stop	SF +	6.50%		N/A(6)				01/2030	—	(40)	—	—
ICIMS, Inc.(19)	One stop	SF +	7.25%	(j)	8.70%	cash/	3.88%	PIK	08/2028	5,733	5,669	1.1	5,618
ICIMS, Inc.	One stop	SF +	6.75%	(j)	12.08%				08/2028	16	15	—	13
ICIMS, Inc.(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(21)
IQN Holding Corp. #	One stop	SF +	5.25%	(j)	10.60%				05/2029	1,481	1,471	0.3	1,481
IQN Holding Corp.	One stop	SF +	5.25%	(j)	10.60%				05/2028	13	12	—	13
Island Bidco AB(7)(8)(11)(19)	One stop	E +	7.25%	(b)(d)	3.65%	cash/	7.25%	PIK	07/2028	664	644	0.1	664
Island Bidco AB(7)(11)(19)	One stop	SF +	7.00%	(k)	8.76%	cash/	3.50%	PIK	07/2028	310	308	0.1	310
Island Bidco AB(7)(11)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB(7)(8)(11)	One stop	E +	6.50%	(d)	10.38%				07/2028	30	30	—	30
Island Bidco AB#(7)(11)	One stop	SF +	3.50%	(k)	8.76%				07/2028	3,103	3,088	0.6	3,103
Kaseya Inc.#(19)	One stop	SF +	5.50%	(j)	10.83%				06/2029	4,557	4,509	0.9	4,557
Kaseya Inc.(19)	One stop	SF +	5.50%	(j)	10.83%				06/2029	68	66	—	68
Kaseya Inc.(19)	One stop	SF +	5.50%	(j)	10.82%				06/2029	13	11	—	13
Kaseya Inc.	One stop	SF +	5.50%	(j)	10.83%				06/2029	17	15	—	17
LeadsOnline, LLC*	One stop	SF +	4.75%	(j)	10.15%				02/2028	4,969	4,856	1.0	4,969
LeadsOnline, LLC*	One stop	SF +	4.75%	(j)	10.15%				02/2028	877	857	0.2	877
LeadsOnline, LLC(5)	One stop	SF +	4.75%		N/A(6)				02/2028	—	(1)	—	—
LeadsOnline, LLC#	One stop	SF +	4.75%	(j)	10.18%				02/2028	603	600	0.1	603
Navex TopCo, Inc.	One stop	SF +	5.50%	(i)	10.83%				11/2030	28,606	28,086	5.7	28,606
Navex TopCo, Inc.(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(44)	—	—
Orsay Bidco 1 B.V. and Sky Group Holding B.V.(5)(7)(8)(14)	One stop	E +	5.75%		N/A(6)				11/2029	—	(37)	—	(36)
Panzura, LLC(19)	One stop	N/A			4.00%	cash/	15.00%	PIK	08/2027	56	52	—	50
Pineapple German Bidco GMBH*(7)(8)(15)(19)	One stop	E +	7.00%	(b)	10.65%	PIK			01/2031	6,354	6,328	1.2	6,274
Pineapple German Bidco GMBH(7)(8)(15)	One stop	E +	7.00%	(b)	10.65%				01/2031	434	433	0.1	429
Pineapple German Bidco GMBH(5)(7)(8)(15)	One stop	E +	7.00%		N/A(6)				01/2031	—	(30)	—	(31)
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PING Identity Holding Corp.	One stop	SF +	7.00%	(i)	12.34%				10/2029	$2,213	$2,188	0.4%	$2,213
PING Identity Holding Corp.(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1)	—	—
Quant Buyer, Inc.#	One stop	SF +	5.25%	(j)	10.60%				06/2029	6,477	6,433	1.3	6,478
Quant Buyer, Inc.#	One stop	SF +	5.25%	(j)	10.60%				06/2029	5,457	5,419	1.1	5,457
Quant Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(1)	—	—
Quant Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(95)	—	—
Rainforest Bidco Limited(7)(8)(9)(19)	One stop	SN +	6.05%	(g)	8.70%	cash/	2.55%	PIK	07/2029	725	670	0.1	703
Rainforest Bidco Limited(7)(9)(19)	One stop	SF +	6.05%	(h)	8.81%	cash/	2.55%	PIK	07/2029	135	134	—	132
Rainforest Bidco Limited(7)(8)(9)(19)	One stop	SN +	6.05%	(g)	8.70%	cash/	2.55%	PIK	07/2029	53	49	—	52
Rainforest Bidco Limited(7)(8)(9)	One stop	SN +	4.00%	(g)	9.20%				07/2029	3,674	3,524	0.7	3,674
SailPoint Technologies Holdings, Inc.#	One stop	SF +	6.00%	(i)	11.33%				08/2029	6,827	6,726	1.3	6,827
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(1)	—	—
Templafy APS and Templafy, LLC#(7)(13)	One stop	SF +	6.00%	(j)	11.48%				07/2028	543	533	0.1	543
Templafy APS and Templafy, LLC(7)(13)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC(5)(7)(13)	One stop	SF +	6.00%		N/A(6)				07/2028	—	(2)	—	—
Togetherwork Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				05/2031	—	(35)	—	(32)
Togetherwork Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				05/2031	—	(23)	—	(24)
Togetherwork Holdings, LLC#	One stop	SF +	5.25%	(i)	10.58%				05/2031	25,588	25,371	5.0	25,396
Vantage Bidco GMBH#(7)(8)(15)(19)	One stop	E +	6.25%	(c)	9.97%				04/2031	7,349	7,212	1.4	7,257
Vantage Bidco GMBH(5)(7)(8)(15)	One stop	E +	6.25%		N/A(6)				10/2030	—	(18)	—	(16)
Zendesk, Inc.#(19)	One stop	SF +	6.25%	(j)	11.60%				11/2028	9,809	9,669	1.9	9,809
Zendesk, Inc.(5)	One stop	SF +	6.25%		N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.(5)	One stop	SF +	6.25%		N/A(6)				11/2028	—	(17)	—	—
										322,542	317,168	63.3	321,594
Specialty Retail
Biscuit Parent, LLC*	One stop	SF +	4.75%	(j)	10.08%				02/2031	17,670	17,544	3.5	17,670
Biscuit Parent, LLC(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(39)	—	—
Cavender Stores L.P.*#	Senior secured	SF +	5.00%	(j)	10.33%				10/2029	24,875	24,657	4.9	24,876
CVP Holdco, Inc.(5)	One stop	SF +	5.00%		N/A(6)				06/2030	—	(13)	—	(13)
CVP Holdco, Inc.#	One stop	SF +	5.00%	(j)	10.33%				06/2031	11,983	11,863	2.3	11,863
CVP Holdco, Inc.(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(16)	—	(16)
PetVet Care Centers LLC	One stop	SF +	6.00%	(i)	11.34%				11/2030	12,967	12,730	2.5	12,578
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(35)	—	(58)
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(15)	—	—
PPV Intermediate Holdings, LLC(19)	One stop	N/A			14.75%	PIK			08/2030	7,762	7,581	1.5	7,800
PPV Intermediate Holdings, LLC#	One stop	SF +	5.75%	(j)	11.10%				08/2029	6,612	6,527	1.3	6,546
PPV Intermediate Holdings, LLC(19)	One stop	N/A			13.75%	PIK			08/2030	811	799	0.2	787
PPV Intermediate Holdings, LLC(19)	One stop	N/A			13.75%	PIK			08/2030	187	186	—	182
PPV Intermediate Holdings, LLC(19)	One stop	N/A			13.75%	PIK			08/2030	34	34	—	33
PPV Intermediate Holdings, LLC(19)	One stop	N/A			13.75%	PIK			08/2030	34	31	—	33
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(6)	—	(4)
Radiance Borrower, LLC(5)	One stop	SF +	5.25%		N/A(6)				06/2031	—	(16)	—	(16)
Radiance Borrower, LLC#(19)	One stop	SF +	5.75%	(i)	8.34%	cash/	2.75%	PIK	06/2031	19,005	18,862	3.7	18,862
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	11.08%				08/2028	4,424	4,383	0.9	4,424
Salon Lofts Group, LLC(19)	Second lien	SF +	9.00%	(j)	14.33%				09/2029	577	570	0.1	571
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	11.08%				08/2028	293	290	0.1	293
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	11.08%				08/2028	289	286	0.1	289
Salon Lofts Group, LLC	Second lien	SF +	9.00%	(k)	14.26%				09/2029	96	89	—	94
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	11.08%				08/2028	229	227	—	229
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	11.08%				08/2028	95	94	—	95
Salon Lofts Group, LLC(5)	Senior secured	SF +	5.75%		N/A(6)				08/2028	—	(2)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	11.08%				08/2028	72	72	—	72
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	11.08%				08/2028	67	66	—	67
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salon Lofts Group, LLC(5)	Senior secured	SF +	5.75%		N/A(6)	08/2028	$—	$(6)	—%	$—
Salon Lofts Group, LLC(5)	Senior secured	SF +	5.75%		N/A(6)	08/2028	—	(8)	—	—
Salon Lofts Group, LLC(19)	Second lien	SF +	9.00%	(j)(k)	14.11%	09/2029	298	294	0.1	295
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(k)	10.90%	08/2028	131	129	—	131
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	11.08%	08/2028	88	88	—	88
Salon Lofts Group, LLC(19)	Second lien	SF +	9.00%	(j)	14.33%	09/2029	28	28	—	28
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	11.08%	09/2029	455	451	0.1	455
Salon Lofts Group, LLC(5)	Second lien	SF +	9.00%		N/A(6)	09/2029	—	(36)	—	(37)
Salon Lofts Group, LLC	Second lien	SF +	9.00%	(k)	14.30%	09/2029	109	108	—	108
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.#(7)	One stop	SF +	5.25%	(j)	10.58%	12/2029	1,655	1,638	0.3	1,642
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(7)	One stop	SF +	5.25%	(i)	10.59%	12/2028	437	429	0.1	429
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(5)(7)	One stop	SF +	5.25%		N/A(6)	12/2029	—	(2)	—	(3)
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.#(7)(8)	One stop	C +	5.25%	(f)	10.53%	12/2029	7,201	7,117	1.4	7,147
							118,484	116,979	23.1	117,540

Total debt investments							1,122,878	1,105,039	220.5	1,118,641

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(16)(17)
Aerospace & Defense
PPW Aero Buyer, Inc.	LP units	N/A			N/A		N/A	40	$399	0.1%	$364

Automobiles
National Express Wash Parent Holdco, LLC	LP units	N/A			N/A		N/A	1	77	—	94
Quick Quack Car Wash Holdings, LLC	LP units	N/A			N/A		N/A	3,673	3,673	0.7	3,673
Quick Quack Car Wash Holdings, LLC	LLC units	N/A			N/A		N/A	727	727	0.2	727
Yorkshire Parent, Inc.	LP units	N/A			N/A		N/A	—	131	—	132
									4,608	0.9	4,626
Commercial Services & Supplies
FR Vision Holdings, Inc.	LP units	N/A			N/A		N/A	—	110	—	115

Diversified Consumer Services
CHVAC Services Investment, LLC	Common stock	N/A			N/A		N/A	95	240	0.1	240
DP Flores Holdings, LLC	LLC units	N/A			N/A		N/A	88	88	—	111
HS Spa Holdings, Inc.	Common stock	N/A			N/A		N/A	78	78	—	77
NSG Buyer, Inc. (7)	LP units	N/A			N/A		N/A	1	953	0.2	1,140
Virginia Green Acquisition, LLC	LP units	N/A			N/A		N/A	96	96	—	104
									1,455	0.3	1,672
Healthcare Technology
Amberfield Acquisition Co.	LLC units	N/A			N/A		N/A	404	404	0.1	404
Insurance
Oakbridge Insurance Agency LLC	LP units	N/A			N/A		N/A	5	98	—	103

IT Services
Critical Start, Inc.	Common stock	N/A			N/A		N/A	38	38	—	40
Netwrix Corporation	LLC units	N/A			N/A		N/A	11	21	—	32
									59	—	72
Leisure Products
Movement Holdings, LLC	LLC units	N/A			N/A		N/A	—	421	0.1	421

Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A			N/A		N/A	446	446	0.1	446
Celerion Buyer, Inc.	LP units	N/A			N/A		N/A	446	—	0.1	221
									446	0.2	667
Software
Anaplan, Inc.	LP interest	N/A			N/A		N/A	890	891	0.3	1,374
Cynet Security Ltd.(7)(12)	Preferred stock	N/A			N/A		N/A	23	81	—	105
Denali Bidco Limited(7)(9)	LP interest	N/A			N/A		N/A	85	110	—	136
GTY Technology Holdings, Inc.	LP units	N/A			N/A		N/A	60	60	—	101
Kaseya Inc.(18)	Preferred stock	SF +	10.75%	(j)	16.08%	Non-Cash	N/A	1	1,053	0.2	1,117
Kaseya Inc.	LP interest	N/A			N/A		N/A	50	50	—	50
Onit, Inc.(18)	Preferred stock	N/A			15.00%	Non-Cash	N/A	—	53	—	60
Onit, Inc.	Warrant	N/A			N/A		N/A	—	6	—	9
Panzura, LLC	LLC units	N/A			N/A		N/A	1	4	—	1
Templafy APS and Templafy, LLC(7)(13)	Warrant	N/A			N/A		N/A	—	8	—	12
Zendesk, Inc.	LP units	N/A			N/A		N/A	22	218	0.1	299
									2,534	0.6	3,264
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Salon Lofts Group, LLC	LP units	N/A	N/A		N/A	—	$109	—%	$99

Total equity investments							10,643	2.3	11,807

Total investments							1,115,682	222.8	1,130,448

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio (CUSIP 61747C582)			5.1%	(20)			$6,042	1.2%	$6,042
Total money market funds							6,042	1.2	6,042
Total investments and money market funds							$1,121,724	224.0%	$1,136,490

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the investment collateralizes the PNC Facility (as defined in Note 7).
#	Denotes that all or a portion of the investment collateralizes the DB Credit Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF”), Prime (“P”), Australian Interbank Rate (“AUD” or “A”), Canadian Bankers Acceptance Rate (“CDOR” or “C”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or the Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of June 30, 2024. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of June 30, 2024, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2024, as the loan may have priced or repriced based on an index rate prior to June 30, 2024.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.50% as of June 30, 2024.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 3.63% as of June 30, 2024.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.71% as of June 30, 2024.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.68% as of June 30, 2024.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.50% as of June 30, 2024.
(f) Denotes that all or a portion of the contract was indexed to the 90-day CDOR, which was 4.97% as of June 30, 2024.
(g) Denotes that all or a portion of the contract was indexed to SONIA, which was 5.20% as of June 30, 2024.
(h) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 5.33% as of June 30, 2024.
(i) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 5.34% as of June 30, 2024.
(j) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 5.32% as of June 30, 2024.
(k) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 5.25% as of June 30, 2024.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2024.
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
(6)The entire commitment was unfunded as of June 30, 2024. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, total non-qualifying assets at fair value represented 7.7% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(19)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the nine months ended June 30, 2024.
(20)The rate shown is the annualized seven-day yield as of June 30, 2024.

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
Aerospace & Defense
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
Commercial Services & Supplies
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
Electronic Equipment, Instruments & Components
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
Healthcare Equipment & Supplies
Belmont Instrument, LLC	One stop	SF +	6.25%	(i)	11.64%	08/2028	4,212	4,178	2.3	4,212
Belmont Instrument, LLC	One stop	SF +	6.25%	(i)	11.64%	08/2028	33	32	—	33
							4,245	4,210	2.3	4,245
Healthcare Providers & Services
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
Hotels, Restaurants & Leisure
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
Aerospace & Defense
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

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 1. Organization

Golub Capital BDC 4, Inc. (“GBDC 4” and, collectively with its consolidated subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on April 1, 2022. On April 1, 2022, the date of the commencement of operations, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) to sell shares of GBDC 4’s common stock in private placements. In addition, for U.S. federal income tax purposes, GBDC 4 has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Restricted cash and cash equivalents and restricted foreign currencies: Restricted cash and cash equivalents and restricted foreign currencies include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash and cash equivalents and restricted foreign currencies are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2024, interest income included $727 and $1,754, respectively, of accretion of discounts and amortization of premiums. For the three and nine months ended June 30, 2023, interest income included $176 and $443, respectively, of accretion of discounts and amortization of premiums. For the three and nine months ended June 30, 2024, the Company received loan origination fees of $3,992 and $13,240, respectively. For the three and nine months ended June 30, 2023, the Company received loan origination fees of $568 and $2,841, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2024, investment income included $1,655 and $4,038, respectively, of PIK interest and the Company capitalized PIK interest of $1,423 and $3,815, respectively, into the principal balance of certain debt investments. For the three and nine months ended June 30, 2023, investment income included $401 and $831, respectively, of PIK interest and the Company capitalized PIK interest of $377 and $789, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. For the three and nine months ended June 30, 2024, fee income included $20 and $39 from non-recurring prepayment premiums, respectively. For the three and nine months ended June 30, 2023, fee income included no prepayment premiums. All other income is recorded into income when earned.

For the three and nine months ended June 30, 2024, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $22,508 and $51,983, respectively. For the three and nine months ended June 30, 2023, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $5,225 and $12,067, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three and nine months ended June 30, 2024, the Company recognized PIK and non-cash dividend income of $45 and $120, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and nine months ended June 30, 2023, the Company recognized PIK and non-cash dividend income of $29 and $83, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and nine months ended June 30, 2024 and 2023, the Company received no cash payments of accrued and capitalized preferred dividends.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three and nine months ended June 30, 2024 and

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
2023, the Company did not record any dividend income received in cash and did not receive any return of capital distributions in cash.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of June 30, 2024 and September 30, 2023, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended June 30, 2024, the Company did not record any U.S. federal excise tax. For the nine months ended June 30, 2024, the Company recorded $25 for U.S. federal excise tax expense. For the three months ended June 30, 2023, the Company did not record any U.S. federal excise tax. For the nine months ended June 30, 2023, the Company recorded $53 for U.S. federal excise tax expense.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2024. The Company’s tax returns for the 2022 through 2023 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2024 and September 30, 2023, the Company had deferred debt issuance costs of $2,809 and $1,004, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2024, was $441 and $931, respectively. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2023, was $78 and $212, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three and nine months ended June 30, 2024, the Company amortized $34 and $100, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations. For the three and nine months ended June 30, 2023, the Company amortized $21 and $61, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

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

As of June 30, 2024 and September 30, 2023, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of June 30, 2024		As of September 30, 2023
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 4 Stockholders	$1,018,175	$497,197	$760,589	$179,245

As of June 30, 2024 and September 30, 2023, the ratio of total contributed capital to total capital subscriptions was 48.8% and 23.6%, respectively, and the Company had uncalled capital commitments of $520,978 and $581,344, respectively.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following table summarizes the shares of GBDC 4 common stock issued for the nine months ended June 30, 2024 and 2023:

	Date	Shares Issued	NAV per share	Proceeds

Shares issued for the nine months ended June 30, 2023
Issuance of shares	11/14/22	1,150,201.000	$15.00	$17,253
Issuance of shares	02/27/23	859,744.654	15.00	12,896
Shares issued for capital drawdowns		2,009,945.654		$30,149
Issuance of shares	11/23/22	2,657.828	$15.00	$40
Issuance of shares	12/29/22	30,829.580	15.00	462
Issuance of shares	03/01/23	17,801.196	15.00	267
Issuance of shares	03/22/23	22,391.978	15.00	336
Issuance of shares	05/24/23	77,682.843	15.00	1,165
Issuance of shares	06/22/23	27,927.167	15.00	419
Shares issued through DRIP		179,290.592		$2,689

Shares issued for the nine months ended June 30, 2024
Issuance of shares	10/27/23	4,433,368.360	$15.00	$66,501
Issuance of shares	11/28/23	2,849,722.599	15.00	42,746
Issuance of shares	12/29/23	1,899,815.000	15.00	28,498
Issuance of shares	02/12/24	2,952,472.599	15.00	44,287
Issuance of shares	03/25/24	2,952,472.599	15.00	44,287
Issuance of shares	05/30/24	3,054,472.599	15.00	45,817
Issuance of shares	06/24/24	3,054,472.599	15.00	45,817
Shares issued for capital drawdowns		21,196,796.355		$317,953
Issuance of shares	11/21/23	38,883.631	$15.00	$583
Issuance of shares	12/27/23	67,391.724	15.00	1,011
Issuance of shares	02/20/24	53,724.497	15.00	806
Issuance of shares	03/19/24	49,685.776	15.00	745
Issuance of shares	05/21/24	197,881.153	15.00	2,968
Issuance of shares	06/18/24	47,465.823	15.00	712
Shares issued through DRIP		455,032.604		$6,825

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

For the three and nine months ended June 30, 2024, the base management fee incurred by the Company was $3,310 and $7,558, respectively, and the base management fee irrevocably waived by the Investment Adviser was $2,106 and $4,810, respectively. For the three and nine months ended June 30, 2023, the base management fee incurred by the Company was $738 and $1,870, respectively, and the base management fee irrevocably waived by the Investment Adviser was $469 and $1,190, respectively.

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

For the three and nine months ended June 30, 2024, the Income Incentive Fee incurred was $3,151 and $7,612, respectively. For the three and nine months ended June 30, 2023, the Income Incentive Fee incurred was $734 and $1,790, respectively.

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

The Investment Adviser has agreed to irrevocably waive all Income Incentive Fees payable pursuant to the Investment Advisory Agreement for periods ending prior to April 1, 2024 (the “Waiver Period”). For the three and nine months ended June 30, 2024, the Income Incentive Fee irrevocably waived by the Investment Adviser was $1,576 and $6,037, respectively. For the three and nine months ended June 30, 2023, the Income Incentive Fee irrevocably waived by the Investment Adviser was $734 and $1,790, respectively.

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

For the three and nine months ended June 30, 2024 and 2023, the Company did not accrue a Capital Gain Incentive Fee. As of both June 30, 2024 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to June 30, 2024.

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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2024, the Company accrued a capital gain incentive fee under GAAP of $1,178. For the three and nine months ended June 30, 2023, the Company did not accrue a capital gain incentive fee under GAAP. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of June 30, 2024, there was $1,178 of cumulative accrual for capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. As of September 30, 2023, there was no cumulative accrual for capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

Included in accounts payable and other liabilities is $289 and $79, as of June 30, 2024 and September 30, 2023, respectively, for accrued allocated shared services under the Administration Agreement.

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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of June 30, 2024 and September 30, 2023, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $304 and $255, respectively.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2024 were $278 and $909, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2023 were $577 and $1,122, respectively. As of June 30, 2024 and September 30, 2023, included in accounts payable and other liabilities were $237 and $336, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $100,000. As of June 30, 2024, GGP Class B-P, LLC has an aggregate commitment of $100,011. As of June 30, 2024, the Company had issued 4,434,499.064 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $66,517 and has also issued 139,172.373 shares to GGP Class B-P, LLC through the DRIP.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of June 30, 2024, permits the Company to borrow a maximum of $100,000 and expires on April 12, 2025. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

Note 5. Investments

Investments as of June 30, 2024 and September 30, 2023 consisted of the following:

	As of June 30, 2024			As of September 30, 2023
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$35,713	$35,329	$35,712	$7,593	$7,488	$7,485
One stop	1,083,043	1,065,668	1,078,879	310,461	304,471	305,895
Second lien	3,964	3,887	3,893	274	252	257
Subordinated debt	158	155	157	51	49	51
Equity	N/A	10,643	11,807	N/A	4,557	5,227
Total	$1,122,878	$1,115,682	$1,130,448	$318,379	$316,817	$318,915

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

	As of June 30, 2024		As of September 30, 2023
Amortized Cost:
United States
Mid-Atlantic	$127,532	11.4%	$45,496	14.4%
Midwest	240,851	21.6	52,016	16.4
Northeast	138,010	12.4	55,395	17.5
Southeast	135,209	12.1	50,416	15.9
Southwest	137,686	12.4	29,392	9.3
West	259,995	23.3	73,873	23.3
United Kingdom	46,044	4.1	5,638	1.8
Luxembourg	989	0.1	999	0.3
Sweden	4,879	0.4	1,688	0.5
Israel	81	0.0 *	81	0.0 *
Denmark	539	0.1	539	0.2
Germany	22,615	2.0	—	—
Netherlands	1,252	0.1	1,284	0.4
Total	$1,115,682	100.0%	$316,817	100.0%
Fair Value:
United States
Mid-Atlantic	$129,373	11.4%	$45,818	14.4%
Midwest	243,895	21.6	52,366	16.4
Northeast	140,064	12.4	55,807	17.5
Southeast	137,095	12.1	50,703	15.9
Southwest	138,871	12.3	29,431	9.2
West	263,752	23.3	74,591	23.4
United Kingdom	46,897	4.2	5,504	1.7
Luxembourg	1,004	0.1	986	0.3
Sweden	4,966	0.4	1,740	0.6
Israel	105	0.0 *	97	0.0 *
Denmark	555	0.1	551	0.2
Germany	22,586	2.0	—	—
Netherlands	1,285	0.1	1,321	0.4
Total	$1,130,448	100.0%	$318,915	100.0%

* Represents an amount less than 0.1%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of June 30, 2024 and September 30, 2023 were as follows:

	As of June 30, 2024		As of September 30, 2023
Amortized Cost:
Aerospace & Defense	$15,118	1.4%	$14,873	4.7%
Auto Components	27,068	2.4	—	—
Automobiles	52,290	4.7	8,694	2.8
Banks	4,465	0.4	—	—
Beverages	17,741	1.6	14,276	4.5
Capital Markets	14,060	1.2	—	—
Commercial Services & Supplies	68,605	6.1	2,041	0.6
Construction & Engineering	9,902	0.9	—	—
Diversified Consumer Services	98,717	8.8	17,385	5.5
Diversified Financial Services	24,055	2.2	12,323	3.9
Electrical Equipment	692	0.1	—	—
Electronic Equipment, Instruments & Components	5,191	0.5	5,315	1.7
Food Products	16,814	1.5	—	—
Healthcare Equipment & Supplies	25,505	2.3	4,210	1.3
Healthcare Providers & Services	34,794	3.1	8,107	2.6
Healthcare Technology	20,561	1.8	10,896	3.4
Hotels, Restaurants & Leisure	40,792	3.7	13,523	4.3
Household Durables	—	—	1,720	0.5
Industrial Conglomerates	11,481	1.0	1,447	0.5
Insurance	63,185	5.7	14,567	4.6
IT Services	48,316	4.3	13,410	4.2
Leisure Products	7,383	0.7	—	—
Life Sciences Tools & Services	18,159	1.6	10,429	3.3
Machinery	24,453	2.2	—	—
Media	7,081	0.6	—	—
Oil, Gas & Consumable Fuels	15,794	1.4	—	—
Pharmaceuticals	989	0.1	999	0.3
Professional Services	5,681	0.5	3,785	1.2
Software	319,702	28.7	137,930	43.5
Specialty Retail	117,088	10.5	20,887	6.6
Total	$1,115,682	100.0%	$316,817	100.0%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2024		As of September 30, 2023
Fair Value:
Aerospace & Defense	$15,558	1.4%	$15,292	4.8%
Auto Components	27,322	2.4	—	—
Automobiles	52,792	4.7	8,494	2.7
Banks	4,558	0.4	—	—
Beverages	18,084	1.6	14,290	4.5
Capital Markets	14,236	1.3	—	—
Commercial Services & Supplies	69,737	6.2	2,041	0.6
Construction & Engineering	9,901	0.9	—	—
Diversified Consumer Services	100,091	8.8	17,617	5.5
Diversified Financial Services	24,375	2.2	12,379	3.9
Electrical Equipment	708	0.1	—	—
Electronic Equipment, Instruments & Components	5,419	0.5	5,455	1.7
Food Products	17,069	1.5	—	—
Healthcare Equipment & Supplies	25,755	2.3	4,245	1.3
Healthcare Providers & Services	35,394	3.1	8,087	2.5
Healthcare Technology	20,811	1.8	10,852	3.4
Hotels, Restaurants & Leisure	41,011	3.6	13,620	4.3
Household Durables	—	—	1,773	0.6
Industrial Conglomerates	11,499	1.0	1,468	0.5
Insurance	64,105	5.7	14,765	4.6
IT Services	48,707	4.3	13,311	4.2
Leisure Products	7,507	0.7	—	—
Life Sciences Tools & Services	18,632	1.6	10,824	3.4
Machinery	24,741	2.2	—	—
Media	7,080	0.6	—	—
Oil, Gas & Consumable Fuels	16,038	1.4	—	—
Pharmaceuticals	1,004	0.1	987	0.3
Professional Services	5,817	0.5	3,845	1.2
Software	324,858	28.7	138,737	43.5
Specialty Retail	117,639	10.4	20,833	6.5
Total	$1,130,448	100.0%	$318,915	100.0%

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2024 and 2023. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both June 30, 2024 and September 30, 2023, were valued using Level 3 inputs. As of both June 30, 2024 and September 30, 2023, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2024 and September 30, 2023:

As of June 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,118,641	$1,118,641
Equity investments(1)	—	—	11,807	11,807
Money market funds(1)(2)	6,042	—	—	6,042
Total assets, at fair value:	$6,042	$—	$1,130,448	$1,136,490

As of September 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$313,688	$313,688
Equity investments(1)	—	—	5,227	5,227
Money market funds(1)(2)	34,535	—	—	34,535
Total assets, at fair value:	$34,535	$—	$318,915	$353,450

(1) Refer to the Consolidated Schedules of Investments for further details.
(2) Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2024 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2024 was $6,262 and $13,289, respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2023 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2023 was $796 and $2,063, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2024 and 2023:

	For the nine months ended June 30, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$313,688	$5,227	$318,915
Net change in unrealized appreciation (depreciation) on investments	11,947	494	12,441
Net translation of investments in foreign currencies	226	—	226
Realized gain (loss) on investments	—	(3)	(3)
Realized gain (loss) on translation of investments in foreign currencies	29	—	29
Fundings of (proceeds from) revolving loans, net	1,042	—	1,042
Fundings of investments	792,932	5,969	798,901
PIK interest and non-cash dividends	3,815	120	3,935
Proceeds from principal payments and sales of portfolio investments	(6,792)	—	(6,792)
Accretion of discounts and amortization of premiums	1,754	—	1,754
Fair value, end of period	$1,118,641	$11,807	$1,130,448

	For the nine months ended June 30, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$110,137	$2,398	$112,535
Net change in unrealized appreciation (depreciation) on investments	1,374	312	1,686
Net translation of investments in foreign currencies	338	—	338
Fundings of (proceeds from) revolving loans, net	262	—	262
Fundings of investments	112,511	2,138	114,649
PIK interest and non-cash dividends	789	83	872
Proceeds from principal payments and sales of portfolio investments	(3,884)	(131)	(4,015)
Accretion of discounts and amortization of premiums	443	—	443
Fair value, end of period	$221,970	$4,800	$226,770

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2024 and September 30, 2023:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2024	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$35,712	Yield analysis	Market interest rate	9.3% - 10.0% (9.4%)
		Market comparable companies	EBITDA multiples	6.5x - 16.0x (8.2x)
One stop loans(2)	$1,044,124	Yield analysis	Market interest rate	7.0% - 19.3% (10.1%)
		Market comparable companies	EBITDA multiples	6.8x - 39.0x (16.2x)
		Market comparable companies	Revenue multiples	3.0x - 17.0x (9.6x)
	34,755	Broker/ Dealer bids or quotes	Broker/ Dealer bids or quotes	N/A
Subordinated debt and second lien loans	$4,050	Yield analysis	Market interest rate	9.3% - 15.8% (10.5%)
		Market comparable companies	EBITDA multiples	9.5x - 24.0x (10.8x)
Equity(3)	$11,807	Market comparable companies	EBITDA multiples	9.0x - 23.0x (16.3x)
			Revenue multiples	3.0x - 17.0x (14.5x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $845,121 and $199,003 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $9,806 and $2,001 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt as of June 30, 2024 and September 30, 2023:

	As of June 30, 2024		As of September 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$658,445	$658,445	$176,928	$176,928

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On April 1, 2022, the Company’s sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of June 30, 2024, the Company’s asset coverage for borrowed amounts was 175.9%.

PNC Facility: On July 8, 2022, the Company entered into a Revolving Credit and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as administrative agent, collateral agent, and a lender, and PNC Capital Markets LLC, as structuring agent. As of June 30, 2024, the PNC Facility allowed the Company to borrow in an aggregate amount of up to $400,000, subject to leverage and borrowing base restrictions, with a stated maturity date of July 8, 2025. Through a series of amendments, most recently on February 5, 2024, and March 15, 2024, the Company amended the PNC Facility with PNC Bank to, among other things, increase the borrowing capacity from $300,000 to $400,000, update the applicable margin range of 2.00% to 2.40% such that borrowings under the PNC Facility will bear interest at the applicable base rate plus a margin ranging from 2.15% to 2.45%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GBDC 4 Funding securing the facility and replace the applicable reference rate with respect to borrowings denominated in Canadian dollars to the Canadian Overnight Repo Rate Average (“CORRA”) and otherwise conforms the PNC Facility to accommodate CORRA as the reference rate for certain borrowings denominated in Canadian dollars. The other material terms of the PNC Facility were unchanged.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of June 30, 2024, the PNC Facility bears interest, at the Company’s election and depending on the currency of the borrowing, of either CORRA, SONIA, €STR, Daily Simple SOFR, Term SOFR, or the Base Rate (each, as defined in the PNC Facility) plus a margin ranging from 2.15% to 2.45%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GBDC 4 Funding securing the facility. As of June 30, 2024 and September 30, 2023, the Company had outstanding debt of $398,652 and $176,928, respectively, under the PNC Facility.

For the three and nine months ended June 30, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates, and average outstanding balances for the PNC Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Stated interest expense	$7,558	$1,744	$17,048	$4,209
Facility fees	13	9	96	29
Amortization of debt issuance costs	316	78	801	212
Total interest expense	$7,887	$1,831	$17,945	$4,450
Cash paid for interest expense	$6,003	$1,453	$12,029	$2,925
Annualized average stated interest rate(1)	7.7%	7.0%	7.7%	6.5%
Average outstanding balance	$396,979	$100,178	$296,509	$87,040
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.

DB Credit Facility: On March 28, 2024 (the “DB Credit Facility Effective Date”), the Company and GBDC 4 Funding II entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank National Trust Company, as collateral agent and as collateral custodian. The period during which GBDC 4 Funding II may request drawdowns under the DB Credit Facility (the “DB Credit Facility Revolving Period”) commenced on the DB Credit Facility Effective Date and continues through March 28, 2027 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) three years from the last day of the DB Credit Facility Revolving Period, (ii) the date on which the Company ceases to exist or (iii) the occurrence of an event of default. On May 16, 2024, pursuant to the terms of the DB Credit Facility, GBDC 4 Funding II exercised its option to increase its borrowing capacity from $250,000 to $300,000.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of June 30, 2024, the DB Credit Facility bears interest at the applicable base rate plus 2.35% per annum during the DB Credit Facility Revolving Period and 2.85% after the DB Credit Facility Revolving Period. The base rate under the DB Credit Facility is (i) the three-month CORRA plus an adjustment for a period of three months equal to 0.32138% with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple SONIA with respect to any advances denominated U.K. pound sterling plus an adjustment for a period of three months equal to 0.1193%, (v) the daily simple Swiss Average Rate Overnight with respect to any advances denominated in Swiss francs, (vi) the three-month Copenhagen Interbank Offered Rate with respect to any advances denominated in Danish krones, (vii) the three-month Bank Bill Benchmark Rate with respect to any advances denominated in New Zealand dollars, (viii) the three-month Norwegian Krone Interbank Offered Rate with respect to any advances denominated in Norwegian krona, (ix) the three-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish krona, and (x) the three-month term SOFR with respect to any other advances. Additionally, a syndication/agent fee is payable to the facility agent each quarter. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the DB Credit Facility Revolving Period, an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the DB Credit Facility Effective Date, respectively.

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

As of June 30, 2024, the Company had $259,793 of outstanding debt under the DB Credit Facility.

For the three and nine months ended June 30, 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended June 30,	Nine months ended June 30,
	2024	2024
Stated interest expense	$2,628	$2,628
Facility fees	275	282
Amortization of debt issuance costs	125	130
Total interest expense	$3,028	$3,040
Cash paid for interest expense	$—	$—
Annualized average stated interest rate(1)	7.7%	7.7%
Average outstanding balance	$136,763	$45,421
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of June 30, 2024 and September 30, 2023, the Company was permitted to borrow up to $100,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of April 12, 2025. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of June 30, 2024 was 5.0%. As of June 30, 2024 and September 30, 2023, the Company had no outstanding debt under the Adviser Revolver.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Stated interest expense	$2	$31	$68	$84
Cash paid for interest expense	46	90	67	159
Annualized average stated interest rate(1)	4.6%	5.0%	5.0%	4.8%
Average outstanding balance	$174	$2,515	$1,819	$2,343
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

As of June 30, 2024 and September 30, 2023, the Company had no other short-term borrowings.

For the three and nine months ended June 30, 2024 and 2023, the interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for short-term borrowings were as follows:

	Three months ended June 30,	Nine months ended June 30,
	2024	2024
Stated interest expense	$25	$3,682
Cash paid for interest expense	182	3,682
Annualized average stated interest rate	8.1%	8.3%
Average outstanding balance	$1,235	$59,061

For the three and nine months ended June 30, 2024, the average total debt outstanding was $535,151 and $402,810, respectively. For the three and nine months ended June 30, 2023, the average total debt outstanding was $102,693 and $89,383, respectively.

For the three and nine months ended June 30, 2024, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 8.2%. For the three and nine months ended June 30, 2023, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 7.3% and 6.8%, respectively.

A summary of the Company’s maturity requirements for borrowings as of June 30, 2024 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
PNC Facility	$398,652	$—	$398,652	$—	$—
DB Credit Facility	259,793	—		—	259,793
Total borrowings	$658,445	$—	$398,652	$—	$259,793

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 8. Commitments and Contingencies

Commitments: As of June 30, 2024, the Company had outstanding commitments to fund investments totaling $379,169, including $94,928 of commitments on undrawn revolvers. As of September 30, 2023, the Company had outstanding commitments to fund investments totaling $63,784, including $7,390 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of June 30, 2024 and September 30, 2023, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data:(1)	2024	2023
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income - after tax	(2.07)	(1.73)
Net investment income - after tax	1.54	1.48
Net realized gain (loss) on investment transactions	0.00 ^	(0.01)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.53	0.26
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	14.39%	11.97%
Number of common shares outstanding	33,830,794.251	6,817,641.186

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2024	2023
Ratio of net investment income - after tax to average net assets*	13.82%	13.28%
Ratio of total expenses to average net assets*(5)	15.80%	12.73%
Ratio of management fee waiver to average net assets*	(1.88)%	(1.77)%
Ratio of incentive fee waiver to average net assets	(1.77)%	(1.99)%
Ratio of incentive fees to average net assets(5)	2.57%	1.99%
Ratio of excise tax to average net assets(5)	0.01%	0.06%
Ratio of net expenses to average net assets*(5)	12.15%	8.97%
Ratio of total expenses (without incentive fees) to average net assets*(5)	13.23%	8.97%
Total return based on average net asset value(6)	13.97%	11.93%
Total return based on average net asset value - annualized(6)*	18.66%	15.94%
Net assets at end of period	$507,462	$102,264
Average debt outstanding	$402,810	$89,383
Average debt outstanding per share	$11.91	$13.11
Portfolio Turnover*	1.28%	3.06%
Asset coverage ratio(7)	175.85%	178.43%
Asset coverage ratio per unit(8)	$1,759	$1,784
Average market value per unit (9):
Adviser Revolver	N/A	N/A
PNC Facility	N/A	N/A
DB Credit Facility	N/A	N/A

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
(9)Not applicable as the Adviser Revolver, PNC Facility and DB Credit Facility are not registered for public trading.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2024 and 2023:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Earnings available to stockholders	$18,096	$4,419	$47,686	$10,748
Basic and diluted weighted average shares outstanding	28,881,498	6,747,232	22,874,427	6,034,626
Basic and diluted earnings per share	$0.63	$0.65	$2.08	$1.78

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the nine months ended June 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the nine months ended June 30, 2024
08/03/2023	10/20/2023	12/27/2023	12,178,965.292	$0.1891	$2,302
11/17/2023	11/20/2023	12/27/2023	16,612,333.652	0.2009	3,337
11/17/2023	12/15/2023	02/20/2024	19,500,939.882	0.2240	4,370
11/17/2023	01/19/2024	03/19/2024	21,468,146.606	0.1847	3,964
02/02/2024	02/26/2024	05/21/2024	24,474,343.702	0.2376	5,816
02/02/2024	03/15/2024	05/21/2024	24,474,343.702	0.4005	9,801
02/02/2024	04/19/2024	06/18/2024	27,476,502.077	0.1353	3,716
05/03/2024	05/27/2024	08/21/2024	27,674,383.230	0.3066	8,486
05/03/2024	06/21/2024	08/21/2024	30,776,321.652	0.1915	5,894
Total dividends declared for the nine months ended June 30, 2024					$47,686

For the nine months ended June 30, 2023
08/05/2022	10/18/2022	12/29/2022	4,628,404.940	$0.1396	$646
11/18/2022	11/21/2022	12/29/2022	5,778,605.940	0.1212	700
11/18/2022	12/15/2022	03/01/2023	5,781,263.768	0.1321	764
11/18/2022	01/17/2023	03/22/2023	5,812,093.348	0.1637	951
02/07/2023	02/24/2023	05/24/2023	5,812,093.348	0.2509	1,458
02/07/2023	03/17/2023	05/24/2023	6,689,639.198	0.2705	1,810
02/07/2023	04/28/2023	06/22/2023	6,712,031.176	0.1726	1,159
05/05/2023	05/26/2023	08/23/2023	6,789,714.019	0.1769	1,201
05/05/2023	06/16/2023	08/23/2023	6,789,714.019	0.3033	2,059
Total dividends declared for the nine months ended June 30, 2023					$10,748

The following table summarizes the Company’s distributions reinvested during the nine months ended June 30, 2024 and 2023:

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Payment Date	DRIP Shares Issued	NAV ($) Per Share	DRIP Shares Value
For the nine months ended June 30, 2024
November 21, 2023	38,883.631	$15.00	$583
December 27, 2023	67,391.724	15.00	1,011
February 20, 2024	53,724.497	15.00	806
March 19, 2024	49,685.776	15.00	745
May 21, 2024	197,881.153	15.00	2,968
June 18, 2024	47,465.823	15.00	712
	455,032.604		$6,825

For the nine months ended June 30, 2023
November 23, 2022	2,657.828	$15.00	$40
December 29, 2022	30,829.580	15.00	462
March 1, 2023	17,801.196	15.00	267
March 22, 2023	22,391.978	15.00	336
May 24, 2023	77,682.843	15.00	1,165
June 22, 2023	27,927.167	15.00	419
	179,290.592		$2,689

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 12. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On July 1, 2024, the Company entered into subscription agreements with additional stockholders totaling $14,645, in the aggregate.

On May 3, 2024 and August 2, 2024, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

August 27, 2024	November 19, 2024
In an amount (if positive) such that the net asset value of the Company as of August 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period August 1, 2024 through August 31, 2024 and the payment of this distribution is $15.00 per share.

September 17, 2024	November 19, 2024
In an amount (if positive) such that the net asset value of the Company as of September 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period September 1, 2024 through September 30, 2024 and the payment of this distribution is $15.00 per share.

October 15, 2024	December 18, 2024
In an amount (if positive) such that the net asset value of the Company as of October 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2024 through October 31, 2024 and the payment of this distribution is $15.00 per share.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $70.0 billion in capital under management as of April 1, 2024, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of June 30, 2024 and September 30, 2023, our portfolio at fair value was comprised of the following:

	As of June 30, 2024		As of September 30, 2023
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$35,712	3.2%	$7,485	2.3%
One stop	1,078,879	95.5	305,895	96.0
Second lien	3,893	0.3	257	0.1
Subordinated debt	157	0.0 *	51	0.0 *
Equity	11,807	1.0	5,227	1.6
Total	$1,130,448	100.0%	$318,915	100.0%

* Represents an amount less than 0.1%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2024 and September 30, 2023, one stop loans included $199.0 million and $74.0 million, respectively, of recurring revenue loans at fair value.

As of June 30, 2024 and September 30, 2023, we had debt and equity investments in 133 and 74 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments and certain preferred equity investments, as well as the annualized total return based on our average net asset value, in each case, and our net investment income - return on equity for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and June 30, 2023:

	Three months ended		Nine months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Weighted average income yield(1)*	11.8%	12.2%	12.1%	11.2%
Weighted average investment income yield(2)*	12.2%	12.5%	12.4%	11.6%
Total return based on average net asset value(3)*	16.9%	22.7%	18.7%	15.9%
Net investment income - return on equity(4)*	12.1%	15.5%	14.3%	13.3%

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

As of June 30, 2024, GBDC 4 has earned an inception-to-date internal rate of return, or IRR, of 18.0% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. For the nine months ended June 30, 2024 and 2023, GBDC 4 earned a fiscal year-to-date IRR of 21.7% and 16.9%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Recent Developments

On July 1, 2024, we entered into subscription agreements with additional stockholders totaling $14.6 million, in the aggregate.

On May 3, 2024 and August 2, 2024, our board of directors declared distributions to holders of record as set forth in the table below:

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

August 27, 2024	November 19, 2024
In an amount (if positive) such that our net asset value as of August 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period August 1, 2024 through August 31, 2024 and the payment of this distribution is $15.00 per share.

September 17, 2024	November 19, 2024
In an amount (if positive) such that our net asset value as of September 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period September 1, 2024 through September 30, 2024 and the payment of this distribution is $15.00 per share.

October 15, 2024	December 18, 2024
In an amount (if positive) such that our net asset value as of October 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period October 1, 2024 through October 31, 2024 and the payment of this distribution is $15.00 per share.

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
Consolidated operating results for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and June 30, 2023 are as follows:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2024	March 31, 2024	June 30, 2024 vs. March 31, 2024	June 30, 2024	June 30, 2023	June 30, 2024 vs. June 30, 2023
	(In thousands)
Interest income	$25,933	$21,000	$4,933	$60,887	$13,621	$47,266
Payment-in-kind interest income	1,655	1,276	379	4,038	831	3,207
Accretion of discounts and amortization of premiums	727	622	105	1,754	443	1,311
Non-cash dividend income	45	43	2	120	83	37
Fee income	118	96	22	262	34	228
Total investment income	28,478	23,037	5,441	67,061	15,012	52,049
Net expenses	15,475	9,634	5,841	31,727	6,009	25,718
Net investment income - before tax	13,003	13,403	(400)	35,334	9,003	26,331
Excise tax	—	10	(10)	25	53	(28)
Net investment income - after tax	13,003	13,393	(390)	35,309	8,950	26,359
Net realized gain (loss) on investment transactions	(51)	30	(81)	(25)	(89)	64
Net change in unrealized appreciation (depreciation) on investment transactions	5,144	6,158	(1,014)	12,402	1,887	10,515
Net increase (decrease) in net assets resulting from operations	$18,096	$19,581	$(1,485)	$47,686	$10,748	$36,938
Average earning debt investments, at fair value	$941,120	$739,861	$201,259	$721,765	$172,555	$549,210
Average earning preferred equity investments, at fair value	$1,141	$1,079	$62	$1,078	$895	$183
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

Investment Income
Investment income increased from the three months ended March 31, 2024 to the three months ended June 30, 2024 by $5.4 million, primarily due to an increase in interest and payment-in-kind (“PIK”) interest income due to an increase in the average earning debt investments balance of $201.3 million, which offset the impact of spread compression.

Investment income increased from the nine months ended June 30, 2023 to the nine months ended June 30, 2024 by $52.0 million, primarily due to an increase in interest and PIK interest income due to an increase in the average earning debt investments balance of $549.2 million coupled with higher interest base rates outstanding for the nine months ended June 30, 2024 as compared to the nine months ended June 30, 2023.

The annualized income yield by debt security type for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and June 30, 2023 are as follows:

	Three months ended		Nine months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Senior secured	10.8%	11.0%	10.9%	10.7%
One stop	11.8%	12.1%	12.0%	11.2%
Second lien	14.7%	15.4%	15.5%	—%
Subordinated debt	14.6%	14.7%	14.2%	14.8%

Income yields on one stop and senior secured loans decreased for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024, primarily due to the impact of spread compression on new investments and, to a lesser extent, amendments to existing loans. Income yields on one stop and senior secured loans increased for the nine months ended June 30, 2024 as compared to the nine months ended June 30, 2023, primarily due to higher interest base rates outstanding for the nine months ended June 30, 2024 as compared to the nine months ended June 30, 2023. Our loan portfolio is partially insulated from a drop in floating interest rates as 95.8% of our loan portfolio at fair value is subject to an interest rate floor. As of June 30, 2024 and September 30, 2023, the weighted average base rate floor of our loans was 0.77% and 0.75%, respectively.

As of June 30, 2024, we have second lien investments in two portfolio companies and subordinated debt investments in three portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses
The following table summarizes our expenses for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and June 30, 2023:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2024	March 31, 2024	June 30, 2024 vs. March 31, 2024	June 30, 2024	June 30, 2023	June 30, 2024 vs. June 30, 2023
	(In thousands)
Interest and facility fee expenses	$10,501	$7,931	$2,570	$23,804	$4,322	$19,482
Amortization of debt issuance costs	441	283	158	931	212	719
Base management fee, net of waiver	1,204	929	275	2,748	680	2,068
Incentive fee, net of waiver	1,575	—	1,575	1,575	—	1,575
Capital gain incentive fee accrued under GAAP	1,178	—	1,178	1,178	—	1,178
Professional fees	246	231	15	711	576	135
Administrative service fee	289	199	90	592	154	438
General and administrative expenses	41	61	(20)	188	65	123
Net expenses	$15,475	$9,634	$5,841	$31,727	$6,009	$25,718
Average debt outstanding	$535,151	$404,857	$130,294	$402,810	$89,383	$313,427
Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $2.7 million from the three months ended March 31, 2024 to the three months ended June 30, 2024, primarily due to an increase in average debt outstanding of $130.3 million.

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $20.2 million from the nine months ended June 30, 2023 to the nine months ended June 30, 2024, primarily due to an increase in average debt outstanding of $313.4 million as well as rising interest base rates on borrowings from our floating rate debt facilities and, to a lesser extent, increased interest rate spreads made in connection with amendments on our

PNC Facility. For more information about our outstanding borrowings for the nine months ended June 30, 2024 and 2023, including the terms thereof, see “Note 7. Borrowings” in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For both the three months ended June 30, 2024 and March 31, 2024, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt 8.2%. For the nine months ended June 30, 2024 and 2023, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 8.2% and 6.8%, respectively.

The effective average interest rate remained relatively flat from the three months ended March 31, 2024 to the three months ended June 30, 2024. The effective average interest rate increased from the nine months ended June 30, 2023 to the nine months ended June 30, 2024 primarily due to rising interest base interest rates on our borrowings from floating rate debt facilities and, to a lesser extent, increased interest rate spreads made in connection with amendments on our PNC Facility.

Management Fees

The base management fee, net of waiver, increased as a result of an increase in average gross assets for the three months ended March 31, 2024 to the three months ended June 30, 2024 and for the nine months ended June 30, 2023 to the nine months ended June 30, 2024.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

For the three months ended June 30, 2024 we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee, as a percentage of Pre-Incentive Fee Net Investment Income was 20.0%. GC Advisors has agreed to irrevocably waive (i) all Income Incentive Fees payable pursuant to the Investment Advisory Agreement for the periods ending prior to April 1, 2024 (the “Waiver Period”) and (ii) the portion of the Income Incentive Fee that exceeds 10% of Pre-Incentive Fee Net Investment Income for periods ending on or prior to the date of the closing of a Liquidity Event. The Income Incentive Fee, net of waiver, increased by $1.6 million from the three months ended March 31, 2024 primarily due to a decrease in the Income Incentive Fee irrevocably waived by GC Advisors of $1.6 million for the three months ended June 30, 2024 as compared to $2.7 million, or 100% of the Income Incentive Fee, for the three months ended March 31, 2024. For the three and nine months ended June 30, 2023, the Income Incentive Fee irrevocably waived by GC Advisors was $0.7 million and $1.8 million, respectively.

As of June 30, 2024 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of June 30, 2024, there was $1.2 million in capital gain incentive fee accrual under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.. As of September 30, 2023, there was no capital gain incentive fee accrual calculated in accordance with GAAP. For the three and nine months ended June 30, 2024, there was $1.2 million of accrual of capital gain incentive fee under GAAP. For the three and nine months ended June 30, 2023, there was no accrual of capital gain incentive fee under GAAP.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of June 30, 2024 and September 30, 2023, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

Professional Fees, Administrative Service Fee and General and Administrative Expenses

In total, professional fees, the administrative service fee and general and administrative expenses increased by $0.1 million from the three months ended March 31, 2024 to the three months ended June 30, 2024 primarily due to an increase in the administrative service fee.

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.7 million from the nine months ended June 30, 2023 to the nine months ended June 30, 2024 primarily due to higher professional fees and administrative expenses associated with servicing a growing portfolio.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during both the three months ended June 30, 2024 and March 31, 2024 were $0.3 million. Total expenses reimbursed to the Administrator during the nine months ended June 30, 2024 and 2023 were $0.9 million and $1.1 million, respectively.

As of June 30, 2024 and September 30, 2023, included in accounts payable and other liabilities were $0.2 million and $0.3 million, respectively, of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and June 30, 2023:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2024	March 31, 2024	June 30, 2024 vs. March 31, 2024	June 30, 2024	June 30, 2023	June 30, 2024 vs. June 30, 2023
	(In thousands)
Net realized gain (loss) from investments	$—	$—	$—	$(3)	$—	$(3)
Net realized gain (loss) from foreign currency transactions	(51)	30	(81)	(22)	(89)	67
Net realized gain (loss) on investment transactions	$(51)	$30	$(81)	$(25)	$(89)	$64
Unrealized appreciation from investments	6,281	6,671	(390)	13,001	2,494	10,507
Unrealized (depreciation) from investments	(1,103)	(469)	(634)	(560)	(808)	248
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(34)	(44)	10	(39)	201	(240)
Net change in unrealized appreciation (depreciation) on investment transactions	$5,144	$6,158	$(1,014)	$12,402	$1,887	$10,515

During the three months ended June 30, 2024, we had a net realized loss of approximately $50,000, primarily driven by realized losses recognized on the translation of foreign currency amounts and transactions into U.S. dollars. During the three months ended March 31, 2024, we had a net realized gain of approximately $30,000, primarily driven by realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars.

During the nine months ended June 30, 2024, we had a net realized loss of approximately $21,000, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars and a realized loss recognized on the partial redemption of an equity investment. During the nine months ended June 30, 2023, we had a net realized loss of approximately $0.1 million, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars.

For the three months ended June 30, 2024, we had $6.3 million in unrealized appreciation on 58 portfolio company investments, which was offset by $1.1 million in unrealized depreciation on 78 portfolio company investments. For the three months ended March 31, 2024, we had $6.7 million in unrealized appreciation on 64 portfolio company investments, which was offset by $0.5 million in unrealized depreciation on 49 portfolio company investments.

Unrealized appreciation for the three months ended June 30, 2024 and March 31, 2024 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the three months ended June 30, 2024 and March 31, 2024 primarily resulted from amortization of discounts during each quarter on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

For the nine months ended June 30, 2024, we had $13.0 million in unrealized appreciation on 97 portfolio company investments, which was offset by $0.6 million in unrealized depreciation on 39 portfolio company investments. For the nine months ended June 30, 2023, we had $2.5 million in unrealized appreciation on 39 portfolio company investments, which was offset by $0.8 million in unrealized depreciation on 19 portfolio company investments.

Unrealized appreciation for the nine months ended June 30, 2024 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized appreciation for the nine months ended June 30, 2023 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the nine months ended June 30, 2024 primarily resulted from amortization of discounts during each quarter on recently originated loans and a modest decrease in market prices of certain portfolio company investments. Unrealized depreciation for the nine months ended June 30, 2023 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to incremental wider credit spreads in the market during the first two quarters of the 2023 fiscal year and the amortization of discounts during the quarter on recently originated loans.

Liquidity and Capital Resources

For the nine months ended June 30, 2024, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $10.9 million. During the period, we used $759.7 million in operating activities, primarily as a result of fundings of portfolio investments of $798.9 million, partially offset by proceeds from principal payments and sales of portfolio investments of $6.8 million. During the same period, cash provided by financing activities was $770.6 million, primarily driven by borrowings on debt of $727.8 million, proceeds from other short-term borrowings of $481.5 million and proceeds from the issuance of common shares of $314.4 million, partially offset by repayments of debt of $246.5 million, repayments of other short-term borrowings of $481.5 million and distributions paid of $30.5 million.

For the nine months ended June 30, 2023, we experienced a net decrease in cash and cash equivalents and foreign currencies of $15.2 million. During the period, we used $103.4 million in operating activities, primarily as a result of fundings of portfolio investments of $114.6 million, partially offset by proceeds from principal payments and sales of portfolio investments of $4.0 million. During the same period, cash provided by financing activities was $88.2 million, primarily driven by borrowings on debt of $97.5 million and proceeds from the issuance of common shares of $30.2 million, partially offset by repayments of debt of $34.0 million.

As of June 30, 2024 and September 30, 2023, we had cash and cash equivalents of $15.0 million and $42.2 million, respectively. In addition, we had foreign currencies of $1.4 million and $0.7 million as of June 30, 2024 and September 30, 2023, respectively, restricted cash and cash equivalents of $37.0 million and restricted foreign currencies of $0.2 million, respectively, as of June 30, 2024 and no restricted cash and cash equivalents or restricted foreign currencies as of September 30, 2023. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our credit facilities, as applicable.

As of June 30, 2024 and September 30, 2023, we had investor capital subscriptions totaling $1,018.2 million and $760.6 million, respectively, of which $497.2 million and $179.2 million, respectively, had been called and contributed, leaving $521.0 million and $581.3 million of uncalled investor capital subscriptions, respectively.

Revolving Debt Facilities

PNC Facility - On July 8, 2022, we entered into the PNC Facility (as defined in Note 7 of our consolidated financial statements) with PNC Bank. As of June 30, 2024 and September 30, 2023, we were permitted to borrow up to $400.0 million and $300.0 million, respectively, at any one time outstanding under the PNC Facility. As of June 30,

2024 and September 30, 2023, we had outstanding debt of $398.7 million and $176.9 million, respectively, under the PNC Facility.

DB Credit Facility - On March 28, 2024, we and GBDC 4 Funding II entered into the DB Credit Facility (as defined in Note 7 of our consolidated financial statements) with Deutsche Bank. As of June 30, 2024, the DB Credit Facility allowed GBDC 4 Funding II to borrow up to $300.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2024, we had $259.8 million outstanding under the DB Credit Facility. As of June 30, 2024, subject to leverage and borrowing base restrictions, we had approximately $40.2 million of remaining commitments and availability on the DB Credit Facility.

Adviser Revolver - As of June 30, 2024 and September 30, 2023, we were permitted to borrow up to $100.0 million at any one time outstanding under the Adviser Revolver. As of June 30, 2024 and September 30, 2023, we had no outstanding debt under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 1, 2022, our sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, our asset coverage requirement is reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of June 30, 2024, our asset coverage for borrowed amounts was 175.9%.

As of June 30, 2024, we had outstanding commitments to fund investments totaling $379.2 million, including $94.9 million of unfunded commitments on revolvers. As of September 30, 2023, we had outstanding commitments to fund investments totaling $63.8 million, including $7.4 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement as of June 30, 2024 and September 30, 2023, respectively. A summary of maturity requirements for our principal borrowings under the PNC Facility, DB Credit Facility and the Adviser Revolver as of June 30, 2024 are included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of June 30, 2024. As of June 30, 2024, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash and restricted cash balances that we maintain, availability under our PNC Facility, DB Credit Facility and Adviser Revolver, as well as ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield
As of June 30, 2024 and September 30, 2023, we had investments in 133 and 74 portfolio companies, respectively, with a total fair value of $1,130.4 million and $318.9 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and June 30, 2023:

	Three months ended				Nine months ended
	June 30, 2024		March 31, 2024		June 30, 2024		June 30, 2023
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$586	0.1%	$2,915	1.3%	$30,056	2.8%	$274	0.2%
One stop	405,985	97.1	220,642	98.5	1,087,992	96.2	125,030	98.2
Second lien	6,592	1.6	—	—	6,592	0.6	50	0.0 *
Subordinated debt	—	—	50	0.0 *	100	0.0 *	—	—
Equity	5,052	1.2	531	0.2	5,968	0.5	2,007	1.6
Total new investment commitments	$418,215	100.0%	$224,138	100.0%	$1,130,708	100.1%	$127,361	100.0%
* Represents an amount less than 0.1%.

For the nine months ended June 30, 2024 and 2023, we had approximately $6.8 million and $4.0 million, respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2024(1)			As of September 30, 2023(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured	$35,713	$35,329	$35,712	$7,593	$7,488	$7,485
One stop	1,083,043	1,065,668	1,078,879	310,461	304,471	305,895
Second lien	3,964	3,887	3,893	274	252	257
Subordinated debt	158	155	157	51	49	51
Equity	N/A	10,643	11,807	N/A	4,557	5,227
Total	$1,122,878	$1,115,682	$1,130,448	$318,379	$316,817	$318,915

(1)As of June 30, 2024, $156.2 million and $157.7 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
(2)As of September 30, 2023, $52.8 million and $53.1 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
As of June 30, 2024 and September 30, 2023, we had no loans on non-accrual status. As of both June 30, 2024 and September 30, 2023, the fair value of our debt investments as a percentage of the outstanding principal value was 99.6%.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and June 30, 2023:

	Three months ended		Nine months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Weighted average rate of new investment fundings	10.6%	10.8%	10.9%	11.6%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.4%	5.6%	5.6%	6.7%
Weighted average fees of new investment fundings	0.8%	1.1%	1.1%	1.8%
Weighted average rate of sales and payoffs of portfolio investments	11.4%	11.8%	11.6%	9.4%

As of June 30, 2024, 95.8% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limited the minimum applicable interest rates on such loans. As of September 30, 2023, 92.4% and 95.5% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.
As of June 30, 2024 and September 30, 2023, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $83.9 million and $93.5 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

As part of the monitoring process, GC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal system developed by Golub Capital and its affiliates. This system is not generally accepted in our industry or used by our competitors. It is based on the following categories, which we refer to as GC Advisors’ internal performance ratings:

Internal Performance Ratings
Rating	Definition
5	Involves the least amount of risk in our portfolio. The borrower is performing above expectations, and the trends and risk factors are generally favorable.
4	Involves an acceptable level of risk that is similar to the risk at the time of origination. The borrower is generally performing as expected, and the risk factors are neutral to favorable.
3	Involves a borrower performing below expectations and indicates that the loan’s risk has increased somewhat since origination. The borrower may be out of compliance with debt covenants; however, loan payments are generally not past due.
2	Involves a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination. In addition to the borrower being generally out of compliance with debt covenants, loan payments could be past due (but generally not more than 180 days past due).
1	Involves a borrower performing substantially below expectations and indicates that the loan’s risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans rated 1 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we anticipate will be recovered.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2024 and September 30, 2023:

	As of June 30, 2024		As of September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$18,184	1.6%	$—	—%
4	1,111,875	98.4	318,131	99.8
3	388	0.0 *	784	0.2
2	1	0.0 *	—	—
1	—	—	—	—
Total	$1,130,448	100.0%	$318,915	100.0%
* Represents an amount less than 0.1%
The table below details the weighted average price of our debt investments by internal performance rating held as of June 30, 2024 and September 30, 2023:

	Weighted Average Price[1]
Category	As of June 30, 2024	As of September 30, 2023
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.6%	98.5%
Internal Performance Rating 3 (Performing Below Expectations)	95.7	92.5
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	—	—
Total	99.6%	98.5%

(1)Includes only debt investments held as of June 30, 2024 and September 30, 2023. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a subscription agreement with us to purchase our common stock on the same terms and conditions as other investors for a capital subscription of $100.0 million. As of June 30, 2024, we have issued 4,434,499.064 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $66.5 million and have also issued 139,172.373 shares to GGP Class B-P, LLC through the DRIP.

GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., or GBDC, a publicly-traded business development company (Nasdaq: GBDC), Golub Capital Direct Lending Corporation, or GDLC, and Golub Capital Direct Lending Unlevered Corporation, or GDLCU, and Golub Capital Private Credit Fund, or GCRED, all of which are business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, our officers and directors serve in similar capacities for GBDC, GDLC, GDLCU and GCRED. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC, GDLC, GDLCU, GCRED and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2024 and 2023. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both June 30, 2024 and September 30, 2023 were valued using Level 3 inputs. As of both June 30, 2024 and September 30, 2023, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs.

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

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of June 30, 2024 and September 30, 2023, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended June 30, 2024, we did not record any U.S. federal excise tax. For the nine months ended June 30, 2024, we recorded $25,000 for U.S. federal excise tax. For the three months ended June 30, 2023, we did not record any U.S. federal excise tax. For the nine months ended June 30, 2023, we recorded $53,000 for U.S. federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2024 and September 30, 2023, the weighted average floor on loans subject to floating interest rates was 0.77% and 0.75%, respectively. In addition, the PNC Facility has a floating interest rate provision based on Term SOFR, Daily Simple SOFR, SONIA, €STR, or CORRA (each, as defined in the PNC Facility), plus a margin ranging from 2.15% to 2.45%. The DB Credit Facility has a floating interest rate provision based on the applicable base rate plus 2.35%. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of June 30, 2024 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(21,905)	$(13,169)	$(8,736)
Down 150 basis points	(16,429)	(9,877)	(6,552)
Down 100 basis points	(10,952)	(6,584)	(4,368)
Down 50 basis points	(5,477)	(3,292)	(2,185)
Up 50 basis points	5,477	3,292	2,185
Up 100 basis points	10,952	6,584	4,368
Up 150 basis points	16,429	9,877	6,552
Up 200 basis points	21,905	13,169	8,736

(1)    Assumes applicable three-month base rate as of June 30, 2024, with the exception of SONIA and Prime that utilize the June 30, 2024 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2024, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the PNC Facility, DB Credit Facility and the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of June 30, 2024 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended June 30, 2024 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2023.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Golub Capital BDC 4, Inc.

Date: August 7, 2024	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2024	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)