Form 10-Q
period 2024-12-31
Golub Capital BDC 4, Inc.
filed 2025-02-07
CIK 1901612

_____________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of February 7, 2025, the Registrant had 50,938,518.774 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2024	September 30, 2024
	(unaudited)
Assets
Non-controlled / non-affiliate company investments at fair value (amortized cost of $1,516,272 and $1,291,512, respectively)	$1,532,666	$1,311,001
Cash and cash equivalents	6,907	8,175
Foreign currencies (cost of $5,434 and $873, respectively)	5,313	1,019
Restricted cash and cash equivalents	27,090	25,337
Restricted foreign currencies (cost of $621 and $294, respectively)	502	316
Interest receivable	14,303	16,566
Receivable for investments	901	5,085
Capital call receivable	172	—
Deferred offering costs	33	68
Unrealized appreciation on forward currency contracts	97	—
Other assets	109	117
Total Assets	$1,588,093	$1,367,684
Liabilities
Debt	$804,428	$691,985
Less unamortized debt issuance costs	(6,951)	(7,871)
Debt less unamortized debt issuance costs	797,477	684,114
Interest payable	14,370	12,293
Distributions payable	14,798	15,502
Management and incentive fees payable	5,061	4,521
Accrued trustee fees	47	47
Accounts payable and other liabilities	1,089	1,005
Total Liabilities	832,842	717,482
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2024 and September 30, 2024	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 50,350,054.895 and 43,346,830.170 shares issued and outstanding as of December 31, 2024 and September 30, 2024, respectively	50	43
Paid in capital in excess of par	754,895	649,853
Distributable earnings (losses)	306	306
Total Net Assets	755,251	650,202
Total Liabilities and Total Net Assets	$1,588,093	$1,367,684
Number of common shares outstanding	50,350,054.895	43,346,830.170
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2024	2023
Investment income
Interest income	$35,491	$14,359
Payment-in-kind interest income	2,306	1,107
Dividend income	161	32
Fee income	114	48
Total investment income	38,072	15,546
Expenses
Interest and other debt financing expenses	14,808	5,579
Base management fee	4,979	1,691
Incentive fee	4,427	1,783
Professional fees	389	234
Administrative service fee	436	104
General and administrative expenses	74	86
Total expenses	25,113	9,477
Base management fee waived (Note 4)	(3,168)	(1,076)
Incentive fee waived (Note 4)	(2,055)	(1,783)
Net expenses	19,890	6,618
Net investment income - before tax	18,182	8,928
Excise tax	—	15
Net investment income - after tax	18,182	8,913
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	—	(3)
Foreign currency transactions	136	(1)
Net realized gain (loss) on investment transactions	136	(4)
Net change in unrealized appreciation (depreciation) from:
Investments	2,756	1,061
Forward currency contracts	97	—
Translation of assets and liabilities in foreign currencies	(879)	39
Net change in unrealized appreciation (depreciation) on investment transactions	1,974	1,100
Net gain (loss) on investment transactions	2,110	1,096
Net increase (decrease) in net assets resulting from operations	$20,292	$10,009
Per Common Share Data
Basic and diluted earnings per common share (Note 11)	$0.46	$0.61
Basic and diluted weighted average common shares outstanding (Note 11)	44,111,474	16,495,525

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2023	12,178,965.292	$12	$182,525	$147	$182,684
Issuance of common stock	9,182,905.959	9	137,735	—	137,744
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	8,913	8,913
Net realized gain (loss) on investment transactions	—	—	—	(4)	(4)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	1,100	1,100
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	106,275.355	—	1,594	—	1,594
Distributions from distributable earnings (losses)	—	—	—	(5,639)	(5,639)
Distributions declared and payable	—	—	—	(4,370)	(4,370)
Total increase (decrease) for the three months ended December 31, 2023	9,289,181.314	9	139,329	—	139,338
Balance at December 31, 2023	21,468,146.606	$21	$321,854	$147	$322,022
Balance at September 30, 2024	43,346,830.170	$43	$649,853	$306	$650,202
Issuance of common stock	6,725,731.752	7	100,879	—	100,886
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	18,182	18,182
Net realized gain (loss) on investment transactions	—	—	—	136	136
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	1,974	1,974
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	277,492.973	—	4,163	—	4,163
Distributions from distributable earnings (losses)	—	—	—	(5,494)	(5,494)
Distributions declared and payable	—	—	—	(14,798)	(14,798)
Total increase (decrease) for the three months ended December 31, 2024	7,003,224.725	7	105,042	—	105,049
Balance at December 31, 2024	50,350,054.895	$50	$754,895	$306	$755,251

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$20,292	$10,009
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	951	207
Amortization of deferred offering costs	35	31
Accretion of discounts and amortization of premiums	(953)	(405)
Net realized (gain) loss on investments	—	3
Net realized (gain) loss on foreign currency transactions	(136)	1
Net change in unrealized (appreciation) depreciation on investments	(2,756)	(1,061)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	879	(39)
Net change in unrealized (appreciation) depreciation on forward currency contracts	(97)	—
Proceeds from (fundings of) revolving loans, net	(1,799)	(264)
Fundings of investments	(226,080)	(324,906)
Proceeds from principal payments and sales of portfolio investments	6,459	465
Payment-in-kind interest capitalized	(2,298)	(979)
Non-cash dividends capitalized	(94)	(32)
Changes in operating assets and liabilities:
Interest receivable	2,263	(3,798)
Receivable for investments	4,184	—
Other assets	8	455
Interest payable	2,077	2,790
Management and incentive fees payable	540	292
Accrued trustee fees	—	5
Accounts payable and other liabilities	84	355
Net cash provided by (used in) operating activities	(196,441)	(316,871)
Cash flows from financing activities
Borrowings on debt	578,077	156,901
Repayments of debt	(459,179)	(154,300)
Proceeds from other short-term borrowings	—	149,812
Capitalized debt issuance costs	(31)	(545)
Deferred offering costs	—	(49)
Proceeds from issuance of common shares	100,714	137,417
Distributions paid	(16,832)	(8,026)
Net cash provided by (used in) financing activities	202,749	281,210
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	6,308	(35,661)
Effect of foreign currency exchange rates	(1,343)	31
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	34,847	42,839
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$39,812	$7,209
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,779	$2,583
Distributions declared for the period	20,292	10,009
Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$172	$327
Stock issued in connection with dividend reinvestment plan	4,163	1,594
Change in distributions payable	(704)	389

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)
The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	December 31, 2024	September 30, 2024
Cash and cash equivalents	$6,907	$8,175
Foreign currencies (cost of $5,434 and $873, respectively)	5,313	1,019
Restricted cash and cash equivalents	27,090	25,337
Restricted foreign currencies (cost of $621 and $294, respectively)	502	316
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows (1)	$39,812	$34,847
(1) See “Note 2. Significant Accounting Policies and Recent Accounting Updates” for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.#	One stop	SF +	6.50%	(i)	10.93%	02/2029	$14,688	$14,382	2.0%	$14,909
PPW Aero Buyer, Inc.	One stop	SF +	6.50%	(a)(h)(i)	11.85%	02/2029	26	25	—	26
PPW Aero Buyer, Inc.(5)	One stop	SF +	5.50%		N/A(6)	02/2029	—	(14)	—	—
PPW Aero Buyer, Inc.#	One stop	SF +	5.50%	(i)	9.83%	02/2029	847	840	0.1	847
							15,561	15,233	2.1	15,782
Air Freight & Logistics
RJW Group Holdings, Inc.#	One stop	SF +	5.25%	(i)	9.58%	11/2031	12,449	12,203	1.6	12,200
RJW Group Holdings, Inc.(5)	One stop	SF +	5.25%		N/A(6)	11/2031	—	(9)	—	(9)
							12,449	12,194	1.6	12,191
Auto Components
Arnott, LLC	One stop	SF +	4.75%	(i)	9.08%	11/2030	1,269	1,257	0.2	1,257
Arnott, LLC(5)	One stop	SF +	4.75%		N/A(6)	11/2030	—	(2)	—	(2)
Collision SP Subco, LLC#	One stop	SF +	5.50%	(i)	10.09%	01/2030	9,634	9,470	1.3	9,634
Collision SP Subco, LLC	One stop	SF +	5.50%	(i)(j)	10.12%	01/2030	2,822	2,775	0.4	2,822
Collision SP Subco, LLC	One stop	SF +	5.50%	(i)	10.09%	01/2030	238	211	—	238
OEConnection, LLC(5)	One stop	SF +	5.00%		N/A(6)	04/2031	—	(13)	—	—
OEConnection, LLC(5)	One stop	SF +	5.00%		N/A(6)	04/2031	—	(17)	—	—
OEConnection, LLC*	One stop	SF +	5.00%	(h)	9.36%	04/2031	17,076	16,922	2.3	17,076
OEConnection, LLC(5)	One stop	SF +	5.00%		N/A(6)	04/2031	—	(6)	—	—
							31,039	30,597	4.2	31,025
Automobiles
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(h)	9.61%	06/2030	161	149	—	161
CAP-KSI Holdings, LLC*	One stop	SF +	5.25%	(i)	9.58%	06/2030	5,817	5,737	0.8	5,817
High Bar Brands Operating, LLC#	Senior secured	SF +	5.00%	(i)	9.33%	12/2029	802	788	0.1	802
High Bar Brands Operating, LLC#	Senior secured	SF +	5.00%	(i)	9.33%	12/2029	167	164	—	167
High Bar Brands Operating, LLC(5)	Senior secured	SF +	5.25%		N/A(6)	12/2029	—	(4)	—	—
High Bar Brands Operating, LLC	Senior secured	SF +	5.00%	(i)	9.33%	12/2029	142	138	—	142
National Express Wash Parent Holdco, LLC*	One stop	SF +	5.50%	(i)(j)	9.84%	07/2029	6,659	6,617	0.9	6,659
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(j)	9.86%	07/2029	193	191	—	193
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	6.00%		N/A(6)	07/2029	—	(97)	—	—
National Express Wash Parent Holdco, LLC#	One stop	SF +	6.00%	(j)	10.63%	07/2029	11,132	11,043	1.5	11,187
Quick Quack Car Wash Holdings, LLC*#	One stop	SF +	4.75%	(h)	9.11%	06/2031	24,688	24,497	3.3	24,688
Quick Quack Car Wash Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)	06/2031	—	(19)	—	—
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(h)	9.12%	06/2031	550	505	0.1	550
Yorkshire Parent, Inc.#	One stop	SF +	6.00%	(i)	10.33%	12/2029	20,812	20,640	2.8	20,812
Yorkshire Parent, Inc.	One stop	SF +	6.00%	(i)	10.33%	12/2029	518	482	0.1	518
Yorkshire Parent, Inc.	One stop	SF +	6.00%	(i)	10.52%	12/2029	1,700	1,653	0.2	1,700
							73,341	72,484	9.8	73,396
Banks
Empyrean Solutions, LLC#	One stop	SF +	4.75%	(i)	9.08%	11/2031	1,484	1,477	0.2	1,476
Empyrean Solutions, LLC(5)	One stop	SF +	4.75%		N/A(6)	11/2031	—	(1)	—	(1)
Empyrean Solutions, LLC(5)	One stop	SF +	4.75%		N/A(6)	11/2031	—	(3)	—	(3)
OSP Hamilton Purchaser, LLC#	One stop	SF +	5.25%	(i)	9.84%	12/2029	3,900	3,859	0.5	3,900
OSP Hamilton Purchaser, LLC	One stop	SF +	5.25%	(i)	9.84%	12/2029	739	701	0.1	739
OSP Hamilton Purchaser, LLC	One stop	SF +	5.25%	(i)	9.84%	12/2029	261	256	—	261
							6,384	6,289	0.8	6,372
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverages
Financial Information Technologies, LLC(23)	One stop	N/A			14.00%	PIK	06/2031	$9,624	$9,434	1.3%	$9,913
Financial Information Technologies, LLC#	One stop	SF +	5.25%	(i)	9.58%		06/2030	6,440	6,350	0.9	6,440
Financial Information Technologies, LLC#	One stop	SF +	5.25%	(i)	9.58%		06/2030	2,633	2,607	0.3	2,633
Financial Information Technologies, LLC(5)	One stop	SF +	5.25%		N/A(6)		06/2030	—	(1)	—	—
Financial Information Technologies, LLC(5)	One stop	SF +	5.25%		N/A(6)		06/2030	—	(9)	—	—
								18,697	18,381	2.5	18,986
Capital Markets
BlueMatrix Holdings, LLC#	One stop	SF +	5.25%	(i)	9.58%		01/2031	14,164	14,057	1.9	14,164
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)		01/2031	—	(19)	—	—
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)		01/2031	—	(36)	—	—
								14,164	14,002	1.9	14,164
Chemicals
Krayden Holdings, Inc.#	Senior secured	SF +	4.75%	(h)	9.11%		03/2029	936	927	0.1	936
Krayden Holdings, Inc.(5)	Senior secured	SF +	4.75%		N/A(6)		03/2029	—	(3)	—	—
Krayden Holdings, Inc.(5)	Senior secured	SF +	4.75%		N/A(6)		03/2029	—	(4)	—	—
								936	920	0.1	936
Commercial Services & Supplies
BradyIFS Holdings, LLC	One stop	SF +	5.00%	(i)	9.40%		10/2029	142	129	—	142
BradyIFS Holdings, LLC*#	One stop	SF +	5.00%	(i)	9.52%		10/2029	22,487	22,082	3.0	22,487
Encore Holdings, LLC*	One stop	SF +	5.25%	(i)	9.68%		11/2028	12,890	12,698	1.7	12,922
Encore Holdings, LLC#	One stop	SF +	5.25%	(i)	9.68%		11/2028	2,563	2,524	0.3	2,570
Encore Holdings, LLC	One stop	SF +	5.00%	(i)	9.33%		11/2028	4,956	4,899	0.7	4,956
Encore Holdings, LLC	One stop	SF +	4.75%	(i)	9.08%		11/2028	1,127	1,116	0.2	1,115
Encore Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)		11/2028	—	(1)	—	(2)
FR Vision Holdings, Inc.#	One stop	SF +	5.50%	(h)(i)	10.12%		01/2031	18,492	18,332	2.4	18,492
FR Vision Holdings, Inc.	One stop	SF +	5.50%	(i)	10.08%		01/2031	2,525	2,473	0.3	2,525
FR Vision Holdings, Inc.(5)	One stop	SF +	5.50%		N/A(6)		01/2030	—	(13)	—	—
Kleinfelder Intermediate, LLC#	One stop	SF +	5.00%	(h)	9.36%		09/2030	2,032	1,979	0.3	2,032
Kleinfelder Intermediate, LLC	One stop	P +	4.00%	(a)	11.50%		09/2028	64	60	—	64
Kleinfelder Intermediate, LLC(5)	One stop	SF +	5.00%		N/A(6)		09/2030	—	(3)	—	—
PSC Parent, Inc.(5)	One stop	SF +	5.25%		N/A(6)		04/2031	—	(7)	—	—
PSC Parent, Inc.	One stop	SF +	5.25%	(h)	9.61%		04/2031	1,085	1,080	0.1	1,085
PSC Parent, Inc.	One stop	SF +	5.25%	(a)(h)	9.97%		04/2030	874	863	0.1	874
PSC Parent, Inc.*	One stop	SF +	5.25%	(h)	9.76%		04/2031	6,509	6,451	0.9	6,509
WRE Holding Corp.(5)	One stop	SF +	5.00%		N/A(6)		07/2030	—	(20)	—	—
WRE Holding Corp.*	One stop	SF +	5.00%	(j)	9.25%		07/2031	14,590	14,455	1.9	14,590
WRE Holding Corp.	One stop	SF +	5.00%	(j)	9.52%		07/2031	1,200	1,181	0.2	1,200
								91,536	90,278	12.1	91,561
Construction & Engineering
Consor Intermediate II, LLC(5)	One stop	SF +	4.50%		N/A(6)		05/2031	—	(41)	—	—
Consor Intermediate II, LLC(5)	One stop	SF +	4.50%		N/A(6)		05/2031	—	(11)	—	—
Consor Intermediate II, LLC*	One stop	SF +	4.50%	(i)	8.83%		05/2031	9,983	9,938	1.3	9,983
								9,983	9,886	1.3	9,983
Diversified Consumer Services
Any Hour, LLC	One stop	SF +	5.00%	(i)	9.33%		05/2030	231	215	—	183
Any Hour, LLC(23)	One stop	N/A			13.00%	PIK	05/2031	2,676	2,631	0.3	2,649
Any Hour, LLC	One stop	SF +	5.00%	(i)	9.45%		05/2030	593	576	0.1	568
Any Hour, LLC*	One stop	SF +	5.00%	(i)	9.33%		05/2030	8,144	8,034	1.1	7,981
Apex Service Partners, LLC	One stop	SF +	5.00%	(i)	9.50%		10/2030	14	14	—	14
Apex Service Partners, LLC	One stop	SF +	5.00%	(i)	9.51%		10/2030	5,703	5,571	0.8	5,703
Apex Service Partners, LLC	One stop	SF +	5.00%	(i)	9.51%		10/2029	1,251	1,211	0.2	1,251
Apex Service Partners, LLC	One stop	SF +	5.00%	(i)	9.51%		10/2030	23,960	23,375	3.2	23,960
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CHVAC Services Investment, LLC	One stop	SF +	5.00%	(i)	9.33%				05/2030	$1,854	$1,779	0.2%	$1,854
CHVAC Services Investment, LLC(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(10)	—	—
CHVAC Services Investment, LLC*#	One stop	SF +	5.00%	(i)	9.33%				05/2030	11,135	11,049	1.5	11,135
Entomo Brands Acquisitions, Inc.#	Senior secured	SF +	5.50%	(i)	9.98%				07/2029	864	854	0.1	864
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(i)	9.98%				07/2029	15	14	—	15
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(i)	9.98%				07/2029	249	244	—	249
HS Spa Holdings, Inc.#	One stop	SF +	5.25%	(i)	9.76%				06/2029	1,148	1,133	0.2	1,148
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(a)(h)	10.06%				06/2028	21	19	—	21
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(i)	9.88%				06/2029	298	295	—	298
Litera Bidco, LLC(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(2)	—	—
Litera Bidco, LLC	One stop	SF +	5.00%	(h)	9.36%				05/2028	1,551	1,544	0.2	1,551
Litera Bidco, LLC	One stop	SF +	5.00%		N/A(6)				05/2028	—	—	—	—
Litera Bidco, LLC*	One stop	SF +	5.00%	(h)	9.36%				05/2028	7,610	7,578	1.0	7,610
Mario Purchaser, LLC#	One stop	SF +	5.75%	(h)	10.21%				04/2029	658	650	0.1	639
Mario Purchaser, LLC#	One stop	SF +	5.75%	(h)	10.21%				04/2029	853	841	0.1	828
Mario Purchaser, LLC(23)	One stop	SF +	10.75%	(h)	15.21%	PIK			04/2032	435	429	0.1	430
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.21%				04/2028	21	21	—	20
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.21%				04/2029	401	366	—	280
NSG Buyer, Inc. #	One stop	SF +	6.50%	(h)	10.96%				11/2029	11,726	11,560	1.6	11,814
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(6)	—	—
NSG Buyer, Inc. (5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(5)	—	—
NSG Buyer, Inc. #	One stop	SF +	5.75%	(h)	10.11%				11/2029	2,855	2,806	0.4	2,855
Severin Acquisition, LLC#(23)	One stop	SF +	5.00%	(h)	7.11%	cash/	2.25%	PIK	10/2031	9,124	9,036	1.2	9,124
Severin Acquisition, LLC(5)	One stop	SF +	4.75%		N/A(6)				10/2031	—	(11)	—	—
Severin Acquisition, LLC(5)	One stop	SF +	4.75%		N/A(6)				10/2031	—	(9)	—	—
Virginia Green Acquisition, LLC#	One stop	SF +	5.25%	(j)	9.53%				12/2030	19,848	19,678	2.6	19,848
Virginia Green Acquisition, LLC(5)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(27)	—	—
Virginia Green Acquisition, LLC	One stop	SF +	5.25%	(j)	9.56%				12/2030	994	926	0.1	994
										114,232	112,379	15.1	113,886
Diversified Financial Services
Avalara, Inc.*	One stop	SF +	6.25%	(i)	10.58%				10/2028	2,655	2,613	0.4	2,655
Avalara, Inc.(5)	One stop	SF +	7.25%		N/A(6)				10/2028	—	(2)	—	—
Baker Tilly Advisory Group, LP(5)	One stop	SF +	5.00%		N/A(6)				06/2030	—	(13)	—	—
Baker Tilly Advisory Group, LP*	One stop	SF +	4.75%	(h)	9.11%				06/2031	4,528	4,466	0.6	4,528
Baker Tilly Advisory Group, LP(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(5)	—	—
Ceres Groupe SAS & Ceres PikCo(7)(8)(18)(23)	Subordinated debt	E +	8.00%	(c)(d)	3.59%	cash/	8.00%	PIK	07/2032	733	759	0.1	733
Ceres Groupe SAS & Ceres PikCo*(7)(8)(18)	One stop	E +	5.25%	(d)	8.84%				07/2031	1,233	1,277	0.2	1,233
Ceres Groupe SAS & Ceres PikCo(7)(8)(18)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	—
Ceres Groupe SAS & Ceres PikCo(7)(8)(18)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	—
Corsair Blade IV S.A R.L.(7)(8)(11)	One stop	SN +	5.50%	(f)	10.20%				12/2030	73	58	—	55
Corsair Blade IV S.A R.L.(7)(11)	One stop	SF +	5.50%	(g)	9.81%				12/2030	245	245	—	243
Finastra USA, Inc.	One stop	SF +	7.25%	(i)	11.65%				09/2029	31	30	—	31
Finastra USA, Inc.*	One stop	SF +	7.25%	(i)	11.65%				09/2029	9,875	9,720	1.3	9,925
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.75%	(h)	9.11%				11/2028	557	549	0.1	557
Higginbotham Insurance Agency, Inc.*	One stop	SF +	4.50%	(h)	8.86%				11/2028	3,842	3,817	0.5	3,842
Medlar Bidco Limited#(7)(8)(19)	One stop	SN +	5.00%		N/A(6)				01/2032	—	—	—	—
Medlar Bidco Limited#(7)(8)(19)	One stop	SN +	5.00%		N/A(6)				01/2032	—	—	—	—
Medlar Bidco Limited(5)(7)(8)(19)	One stop	SN +	5.00%		N/A(6)				01/2032	—	—	—	(21)
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Wealth Enhancement Group, LLC(5)	One stop	SF +	5.00%		N/A(6)	10/2028	$—	$—	—%	$(1)
Wealth Enhancement Group, LLC	One stop	SF +	5.00%	(i)	9.57%	10/2028	741	740	0.1	738
Wealth Enhancement Group, LLC	One stop	SF +	5.00%	(i)	9.57%	10/2028	1,028	1,027	0.1	1,023
Wealth Enhancement Group, LLC(5)	One stop	SF +	5.00%		N/A(6)	10/2028	—	(6)	—	(6)
							25,541	25,275	3.4	25,535
Electrical Equipment
Power Grid Holdings, Inc.#	One stop	SF +	4.75%	(i)	9.08%	12/2030	704	693	0.1	704
Power Grid Holdings, Inc.(5)	One stop	SF +	4.75%		N/A(6)	12/2030	—	(3)	—	—
Wildcat TopCo, Inc.#	One stop	SF +	5.00%	(h)	9.36%	11/2031	6,245	6,184	0.8	6,183
Wildcat TopCo, Inc.(5)	One stop	SF +	5.00%		N/A(6)	11/2031	—	(11)	—	(11)
Wildcat TopCo, Inc.(5)	One stop	SF +	5.00%		N/A(6)	11/2031	—	(5)	—	(6)
							6,949	6,858	0.9	6,870
Electronic Equipment, Instruments & Components
CST Holding Company*	One stop	SF +	5.00%	(h)	9.46%	11/2028	5,386	5,187	0.7	5,386
CST Holding Company(5)	One stop	SF +	5.00%		N/A(6)	11/2028	—	(2)	—	—
							5,386	5,185	0.7	5,386
Food Products
Blast Bidco Inc.#	One stop	SF +	6.00%	(i)	10.33%	10/2030	16,984	16,773	2.2	16,984
Blast Bidco Inc.(5)	One stop	SF +	6.00%		N/A(6)	10/2029	—	(24)	—	—
Eagle Family Foods Group, LLC*	One stop	SF +	5.00%	(i)	9.59%	08/2030	3,362	3,331	0.5	3,362
Eagle Family Foods Group, LLC(5)	One stop	SF +	5.00%		N/A(6)	08/2030	—	(4)	—	—
							20,346	20,076	2.7	20,346
Healthcare Equipment & Supplies
Belmont Instrument, LLC*	One stop	SF +	6.25%	(i)	10.58%	08/2028	4,159	4,096	0.6	4,159
Belmont Instrument, LLC	One stop	SF +	6.25%	(i)	10.58%	08/2028	11	10	—	11
HuFriedy Group Acquisition, LLC*	One stop	SF +	5.50%	(i)	10.01%	06/2031	10,877	10,778	1.4	10,877
HuFriedy Group Acquisition, LLC(5)	One stop	SF +	5.50%		N/A(6)	05/2030	—	(11)	—	—
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(i)	9.83%	06/2031	1,782	1,743	0.2	1,782
TIDI Legacy Products, Inc.#	One stop	SF +	5.25%	(h)	9.61%	12/2029	2,186	2,175	0.3	2,186
TIDI Legacy Products, Inc.(5)	One stop	SF +	5.50%		N/A(6)	12/2029	—	(2)	—	—
TIDI Legacy Products, Inc.(5)	One stop	SF +	5.50%		N/A(6)	12/2029	—	(1)	—	—
YI, LLC*	One stop	SF +	5.75%	(i)	10.39%	12/2029	8,515	8,361	1.1	8,515
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)	12/2029	—	(13)	—	—
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)	12/2029	—	(15)	—	—
							27,530	27,121	3.6	27,530
Healthcare Providers & Services
Bamboo US Bidco LLC#(7)(8)	One stop	E +	5.25%	(c)	8.25%	09/2030	3,200	3,196	0.4	3,168
Bamboo US Bidco LLC(5)	One stop	SF +	5.25%		N/A(6)	09/2030	—	(2)	—	(2)
Bamboo US Bidco LLC(5)	One stop	SF +	5.25%		N/A(6)	09/2030	—	—	—	(2)
Bamboo US Bidco LLC	One stop	SF +	5.25%	(i)	9.77%	09/2030	448	438	0.1	440
Bamboo US Bidco LLC(5)	One stop	SF +	5.25%		N/A(6)	10/2029	—	(24)	—	(10)
Bamboo US Bidco LLC#	One stop	SF +	5.25%	(i)	9.77%	09/2030	4,968	4,851	0.6	4,918
Community Care Partners, LLC	One stop	SF +	6.00%	(h)	10.47%	06/2026	346	344	—	343
Datix Bidco Limited and RL Datix Holdings, Inc.#(7)(8)(9)	One stop	SN +	5.50%	(f)	10.20%	04/2031	2,878	2,838	0.4	2,850
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(7)(9)	One stop	SF +	11.00%		N/A(6)	04/2031	—	(10)	—	(11)
Datix Bidco Limited and RL Datix Holdings, Inc.#(7)(9)	One stop	SF +	5.50%	(j)	9.93%	04/2031	4,967	4,877	0.7	4,918
Datix Bidco Limited and RL Datix Holdings, Inc.(7)(9)	One stop	SF +	5.50%	(h)	9.86%	10/2030	57	40	—	48
Datix Bidco Limited and RL Datix Holdings, Inc.(7)(8)(9)	One stop	SN +	5.50%	(f)	10.20%	10/2030	65	67	—	64
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
LOV Acquisition LLC#	Senior secured	SF +	4.50%	(h)	8.86%				11/2031	$6,738	$6,705	0.9%	$6,705
LOV Acquisition LLC(5)	Senior secured	SF +	4.50%		N/A(6)				11/2031	—	(3)	—	(4)
Premise Health Holding Corp.#	One stop	SF +	5.50%	(i)	9.82%				03/2031	18,949	18,698	2.5	18,949
Premise Health Holding Corp.(5)	One stop	SF +	5.50%		N/A(6)				03/2030	—	(28)	—	—
										42,616	41,987	5.6	42,374
Healthcare Technology
Amberfield Acquisition Co.	One stop	SF +	5.00%	(i)	9.33%				05/2030	203	193	—	203
Amberfield Acquisition Co.(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(4)	—	—
Amberfield Acquisition Co.*#	One stop	SF +	5.00%	(i)	9.33%				05/2030	8,227	8,153	1.1	8,227
Color Intermediate, LLC#	Senior secured	SF +	4.75%	(i)	9.18%				10/2029	2,347	2,315	0.3	2,347
Crow River Buyer, Inc.#	One stop	SF +	7.75%	(i)	12.34%				01/2029	999	985	0.1	989
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)				01/2029	—	(1)	—	(1)
Crow River Buyer, Inc.#	One stop	SF +	6.00%	(h)	10.36%				01/2029	2,334	2,310	0.3	2,310
GHX Ultimate Parent Corporation#	One stop	SF +	4.75%	(i)	9.08%				12/2031	31,948	31,629	4.2	31,628
GHX Ultimate Parent Corporation(5)	One stop	SF +	4.75%		N/A(6)				12/2031	—	(28)	—	(29)
HealthEdge Software, Inc.*	One stop	SF +	4.75%	(h)	9.13%				07/2031	1,395	1,382	0.2	1,395
HealthEdge Software, Inc.(5)	One stop	SF +	4.75%		N/A(6)				07/2031	—	(2)	—	—
HealthEdge Software, Inc.	One stop	SF +	4.75%	(h)	9.15%				07/2031	615	609	0.1	615
Kona Buyer, LLC(5)	One stop	SF +	7.00%		N/A(6)				07/2031	—	(1)	—	—
Kona Buyer, LLC*	One stop	SF +	4.50%	(i)	9.13%				07/2031	1,290	1,278	0.2	1,290
Kona Buyer, LLC	One stop	SF +	4.50%	(i)	9.13%				07/2031	76	76	—	76
Kona Buyer, LLC(5)	One stop	SF +	7.00%		N/A(6)				07/2031	—	(2)	—	—
Lacker Bidco Limited#(7)(8)(9)	One stop	SN +	5.25%	(f)	9.95%				02/2031	3,849	3,830	0.5	3,849
Lacker Bidco Limited(5)(7)(8)(9)	One stop	SN +	5.25%		N/A(6)				08/2030	—	(13)	—	—
Lacker Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(f)	9.95%				02/2031	1,776	1,765	0.2	1,776
Neptune Holdings, Inc.*#	One stop	SF +	4.75%	(i)	9.08%				09/2030	6,270	6,164	0.8	6,270
Neptune Holdings, Inc.(5)	One stop	SF +	4.75%		N/A(6)				08/2029	—	(1)	—	—
Netsmart Technologies, Inc.*(23)	One stop	SF +	5.20%	(h)	6.86%	cash/	2.70%	PIK	08/2031	18,129	17,958	2.4	18,129
Netsmart Technologies, Inc.(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(23)	—	—
Netsmart Technologies, Inc.(5)	One stop	SF +	5.20%		N/A(6)				08/2031	—	(11)	—	—
Plasma Buyer LLC#	One stop	SF +	5.75%	(i)	10.08%				05/2029	480	473	0.1	475
Plasma Buyer LLC	One stop	SF +	5.75%	(i)	10.08%				05/2028	31	30	—	30
Plasma Buyer LLC	One stop	SF +	6.25%	(i)	10.58%				05/2029	14	14	—	14
										79,983	79,078	10.5	79,593
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC*	One stop	SF +	6.00%	(i)	10.67%				08/2028	1,443	1,434	0.2	1,443
Barteca Restaurants, LLC#	One stop	SF +	6.00%	(i)	10.74%				08/2028	73	72	—	73
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	10.62%				08/2028	53	52	—	53
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	10.48%				08/2028	414	381	0.1	414
ESN Venture Holdings, LLC#	One stop	SF +	5.75%	(i)	10.08%				10/2028	319	315	—	319
ESN Venture Holdings, LLC*	One stop	SF +	5.75%	(i)	10.08%				10/2028	4,595	4,534	0.6	4,595
ESN Venture Holdings, LLC*	One stop	SF +	5.75%	(i)	10.08%				10/2028	694	685	0.1	694
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.14%				10/2028	155	154	—	155
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.08%				10/2028	58	55	—	58
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.14%				10/2028	64	51	—	64
ESN Venture Holdings, LLC#	One stop	SF +	5.75%	(i)	10.08%				10/2028	785	779	0.1	785
ESN Venture Holdings, LLC#	One stop	SF +	5.75%	(i)	10.18%				10/2028	375	372	0.1	375
GFP Atlantic Holdco 2, LLC*	One stop	SF +	6.00%	(i)	10.52%				11/2027	3,622	3,570	0.5	3,622
GFP Atlantic Holdco 2, LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2027	—	(59)	—	—
Health Buyer, LLC#	Senior secured	SF +	5.25%	(i)	9.58%				04/2029	233	231	—	233
Health Buyer, LLC#	Senior secured	SF +	5.50%	(i)	9.83%				04/2029	119	117	—	119
Health Buyer, LLC	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC	Senior secured	SF +	5.50%	(i)	9.83%				04/2029	60	59	—	60
Health Buyer, LLC	Senior secured	SF +	5.50%	(i)	9.83%				04/2029	117	116	—	117
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PB Group Holdings, LLC#(23)	One stop	SF +	5.50%	(h)	7.11%	cash/	2.75%	PIK	08/2030	$9,520	$9,475	1.3%	$9,520
PB Group Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				08/2030	—	(5)	—	—
SDC Holdco, LLC*	One stop	SF +	5.00%	(i)	9.33%				06/2031	19,252	19,163	2.6	19,252
SDC Holdco, LLC	One stop	SF +	5.00%	(i)	9.33%				06/2031	85	77	—	85
SDC Holdco, LLC(23)	Second lien	SF +	8.50%	(i)	12.83%	PIK			06/2032	3,058	3,038	0.4	3,058
Super REGO, LLC(23)	Subordinated debt	N/A			15.00%	PIK			03/2030	56	55	—	56
YE Brands Holding, LLC	One stop	SF +	4.75%	(i)	9.08%				10/2027	821	810	0.1	821
YE Brands Holding, LLC*	One stop	SF +	4.75%	(i)	9.08%				10/2027	7,086	7,030	0.9	7,086
YE Brands Holding, LLC	One stop	SF +	4.75%	(i)	9.08%				10/2027	34	34	—	34
										53,091	52,595	7.0	53,091
Industrial Conglomerates
Dwyer Instruments, Inc.#	One stop	SF +	4.75%	(i)	9.08%				07/2029	578	571	0.1	573
Dwyer Instruments, Inc.	One stop	P +	3.75%	(a)	11.25%				07/2029	150	140	—	139
Dwyer Instruments, Inc.#	One stop	SF +	4.75%	(i)	9.08%				07/2029	147	145	—	145
Dwyer Instruments, Inc.#	One stop	SF +	4.75%	(i)	9.08%				07/2029	74	73	—	73
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(i)	9.27%				07/2029	86	85	—	86
Dwyer Instruments, Inc.(5)(7)(8)	One stop	E +	5.00%		N/A(6)				07/2029	—	(16)	—	(16)
Dwyer Instruments, Inc.#(7)(8)	One stop	E +	5.00%	(c)	8.00%				07/2029	16,064	16,200	2.1	15,903
Dwyer Instruments, Inc.(5)	One stop	SF +	4.75%		N/A(6)				07/2029	—	(11)	—	(11)
Dwyer Instruments, Inc.#	One stop	SF +	4.75%	(i)	9.27%				07/2029	510	505	0.1	505
Essential Services Holdings Corporation*	One stop	SF +	5.00%	(i)	9.65%				06/2031	10,198	10,104	1.3	10,096
Essential Services Holdings Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2030	—	(11)	—	(12)
Essential Services Holdings Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(9)	—	(20)
Excelitas Technologies Corp.(5)	One stop	SF +	5.25%		N/A(6)				08/2029	—	(116)	—	—
Excelitas Technologies Corp.#	One stop	SF +	5.25%	(h)	9.61%				08/2029	643	634	0.1	643
Excelitas Technologies Corp.#(7)(8)	One stop	E +	5.25%	(b)	8.11%				08/2029	114	114	—	114
Excelitas Technologies Corp.	One stop	SF +	5.25%		N/A(6)				08/2028	—	—	—	—
Excelitas Technologies Corp.	One stop	SF +	5.25%		N/A(6)				08/2029	—	—	—	—
										28,564	28,408	3.7	28,218
Insurance
Ben Nevis Midco Limited#(7)(9)	One stop	SF +	5.50%	(i)	10.09%				03/2028	2,486	2,446	0.3	2,486
Ben Nevis Midco Limited#(7)(9)	One stop	SF +	5.25%	(i)	9.75%				03/2028	1,672	1,672	0.2	1,672
Ben Nevis Midco Limited(7)(9)	One stop	SF +	5.50%	(i)	10.09%				03/2028	263	263	—	263
Ben Nevis Midco Limited(7)(9)	One stop	SF +	5.50%	(i)	10.09%				03/2028	408	388	0.1	408
Benefit Plan Administrators of Eau Claire, LLC#	One stop	SF +	4.75%	(h)	9.30%				11/2030	1,336	1,327	0.2	1,327
Benefit Plan Administrators of Eau Claire, LLC(5)	One stop	SF +	4.75%		N/A(6)				11/2030	—	(1)	—	(1)
Benefit Plan Administrators of Eau Claire, LLC(5)	One stop	SF +	4.75%		N/A(6)				11/2030	—	(5)	—	(5)
Captive Resources Midco, LLC*#	One stop	SF +	4.75%	(h)	9.11%				07/2029	9,303	9,216	1.2	9,303
Captive Resources Midco, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2028	—	(2)	—	—
Disco Parent, Inc.#	One stop	SF +	7.50%	(i)	12.01%				03/2029	1,819	1,786	0.3	1,819
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC#	One stop	SF +	5.25%	(i)	9.60%				12/2030	14,191	14,069	1.9	14,226
Doxa Insurance Holdings LLC(5)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(25)	—	—
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(i)	9.74%				12/2030	13,036	12,921	1.7	13,070
Doxa Insurance Holdings LLC	One stop	SF +	5.00%		N/A(6)				12/2030	—	—	—	—
Gimlet Bidco GMBH#(7)(8)(17)	One stop	E +	5.75%	(c)	8.80%				04/2031	6,753	6,821	0.9	6,753
Gimlet Bidco GMBH(7)(8)(17)	One stop	E +	5.75%	(b)(c)	8.72%				04/2031	1,094	1,089	0.2	1,094
Integrated Specialty Coverages, LLC#	One stop	SF +	4.75%	(h)(i)(j)	9.11%				07/2030	1,193	1,168	0.2	1,181
Integrated Specialty Coverages, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2030	—	(3)	—	—
Integrated Specialty Coverages, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2030	—	(3)	—	(3)
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%	(i)	9.51%				08/2028	9,223	9,128	1.2	9,223
Integrity Marketing Acquisition, LLC(5)	One stop	SF +	5.00%		N/A(6)				08/2028	—	(1)	—	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Integrity Marketing Acquisition, LLC(5)	One stop	SF +	5.00%		N/A(6)				08/2028	$—	$(3)	—%	$—
MRH Trowe Germany GMBH(7)(8)(17)	One stop	E +	6.25%	(c)	9.17%				02/2029	3,055	3,137	0.4	3,055
Oakbridge Insurance Agency LLC#	One stop	SF +	5.75%	(h)	10.23%				11/2029	9,175	9,100	1.2	9,175
Oakbridge Insurance Agency LLC	One stop	P +	4.75%	(a)	12.25%				11/2029	245	233	—	245
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(h)	10.22%				11/2029	1,719	1,683	0.2	1,719
Pareto Health Intermediate Holdings, Inc.*#	One stop	SF +	5.00%	(j)	9.28%				05/2030	19,554	19,317	2.6	19,357
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(18)	—	(18)
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(1)	—	—
										96,525	95,700	12.8	96,349
IT Services
Critical Start, Inc.#(23)	One stop	SF +	6.75%	(i)	7.75%	cash/	3.63%	PIK	05/2028	528	525	0.1	523
Critical Start, Inc.#(23)	One stop	SF +	6.75%	(i)	7.75%	cash/	3.63%	PIK	05/2028	268	265	—	265
Critical Start, Inc.(5)	One stop	SF +	6.25%		N/A(6)				05/2028	—	—	—	(1)
Goldcup 31018 AB#(7)(8)(13)(23)	One stop	E +	6.50%	(d)	10.18%	PIK			07/2029	780	760	0.1	780
Goldcup 31018 AB(7)(8)(13)(23)	One stop	E +	6.50%	(d)	10.18%	PIK			07/2029	73	74	—	73
Goldcup 31018 AB(7)(8)(13)	One stop	E +	6.25%	(c)(d)	9.00%				01/2029	104	104	—	104
Netwrix Corporation*	One stop	SF +	4.75%	(i)	9.26%				06/2029	11,836	11,781	1.6	11,836
Netwrix Corporation(5)	One stop	SF +	4.75%		N/A(6)				06/2029	—	(1)	—	—
Netwrix Corporation	One stop	SF +	4.75%	(i)	9.26%				06/2029	207	126	—	207
Netwrix Corporation#	One stop	SF +	4.75%	(i)	9.26%				06/2029	1,436	1,426	0.2	1,436
PDQ Intermediate, Inc.(23)	Subordinated debt	N/A			13.75%	PIK			10/2031	59	58	—	59
ReliaQuest Holdings, LLC(5)	One stop	SF +	6.75%		N/A(6)				04/2031	—	(9)	—	—
ReliaQuest Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				04/2031	—	(4)	—	—
ReliaQuest Holdings, LLC*(23)	One stop	SF +	6.75%	(i)	7.71%	cash/	3.63%	PIK	04/2031	23,903	23,797	3.2	23,903
WPEngine, Inc.#	One stop	SF +	6.50%	(h)	10.90%				08/2029	1,069	1,052	0.1	1,069
WPEngine, Inc.(5)	One stop	SF +	6.50%		N/A(6)				08/2029	—	(1)	—	—
Zarya Holdco, Inc.*	One stop	SF +	6.50%	(i)	11.01%				07/2027	367	362	0.1	367
Zarya Holdco, Inc.*	One stop	SF +	6.50%	(i)	11.01%				07/2027	968	968	0.1	968
Zarya Holdco, Inc.	One stop	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
										41,598	41,283	5.5	41,589
Leisure Products
Crunch Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(10)	—	—
Crunch Holdings, LLC#	One stop	SF +	4.75%	(h)	9.11%				09/2031	14,880	14,809	2.0	14,880
Movement Holdings, LLC#	One stop	SF +	5.25%	(i)	9.58%				03/2030	7,050	6,988	0.9	7,050
Movement Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(10)	—	—
Movement Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(41)	—	—
										21,930	21,736	2.9	21,930
Life Sciences Tools & Services
Celerion Buyer, Inc.#	One stop	SF +	5.00%	(i)	9.53%				11/2029	10,533	10,311	1.4	10,427
Celerion Buyer, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(1)	—	(1)
Celerion Buyer, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(35)	—	(16)
Celerion Buyer, Inc.#	One stop	SF +	5.00%	(i)	9.52%				11/2029	5,919	5,861	0.8	5,859
Graphpad Software, LLC(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(3)	—	—
Graphpad Software, LLC*	One stop	SF +	4.75%	(i)	9.08%				06/2031	7,836	7,800	1.0	7,836
Graphpad Software, LLC	One stop	SF +	4.75%	(i)	9.08%				06/2031	196	187	—	196
										24,484	24,120	3.2	24,301
Machinery
AI Titan Parent, Inc.*	One stop	SF +	4.75%	(h)	9.11%				08/2031	2,705	2,679	0.4	2,705
AI Titan Parent, Inc.(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(3)	—	—
AI Titan Parent, Inc.(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(3)	—	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Blackbird Purchaser, Inc.#	One stop	SF +	5.50%	(i)	9.83%				12/2030	$23,238	$23,040	3.1%	$23,238
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(i)	9.83%				12/2030	1,640	1,601	0.2	1,640
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(i)	9.83%				12/2029	773	747	0.1	773
										28,356	28,061	3.8	28,356
Media
Lotus Topco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(10)	—	—
Lotus Topco, Inc.*	One stop	SF +	4.75%	(j)	9.00%				06/2030	7,136	7,088	0.9	7,136
Lotus Topco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(24)	—	—
										7,136	7,054	0.9	7,136
Oil, Gas & Consumable Fuels
Envernus, Inc.#	One stop	SF +	5.50%	(h)	9.86%				12/2029	15,957	15,758	2.1	15,957
Envernus, Inc.	One stop	SF +	5.50%	(h)	9.86%				12/2029	39	23	—	39
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(5)	—	—
										15,996	15,776	2.1	15,996
Pharmaceuticals
Caerus Midco 3 S.A.R.L.#(7)(11)	One stop	SF +	5.00%	(i)	9.33%				05/2029	778	769	0.1	778
Caerus Midco 3 S.A.R.L.#(7)(11)	One stop	SF +	5.00%	(i)	9.33%				05/2029	139	137	—	139
Caerus Midco 3 S.A.R.L.(7)(11)	One stop	SF +	5.00%	(i)(j)	9.40%				05/2029	119	117	—	119
Caerus Midco 3 S.A.R.L.(7)(11)	One stop	SF +	5.00%	(h)	9.34%				05/2029	7	6	—	7
Caerus Midco 3 S.A.R.L.(7)(11)	One stop	SF +	5.00%	(i)(j)	9.40%				05/2029	20	20	—	20
Creek Parent, Inc.#	One stop	SF +	5.25%	(i)	9.63%				12/2031	20,283	19,930	2.7	19,928
Creek Parent, Inc.(5)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(51)	—	(51)
										21,346	20,928	2.8	20,940
Professional Services
ALKU Intermediate Holdings, LLC#	One stop	SF +	6.25%	(i)	10.50%				05/2029	1,262	1,248	0.2	1,275
ALKU Intermediate Holdings, LLC#	One stop	SF +	5.50%	(i)	9.75%				05/2029	140	137	—	140
bswift, LLC	One stop	SF +	6.38%	(i)	11.05%				11/2028	1,120	1,097	0.2	1,136
Citrin Cooperman Advisors LLC#	One stop	SF +	5.00%	(j)	9.28%				10/2027	481	478	0.1	481
Citrin Cooperman Advisors LLC#	One stop	SF +	5.00%	(j)	9.28%				10/2027	209	205	—	209
Citrin Cooperman Advisors LLC#	One stop	SF +	5.00%	(j)	9.28%				10/2027	62	61	—	62
Citrin Cooperman Advisors LLC#	One stop	SF +	5.25%	(j)	9.63%				10/2027	34	33	—	34
Citrin Cooperman Advisors LLC	One stop	SF +	5.25%	(j)	9.66%				10/2027	193	191	—	193
DISA Holdings Corp.*	Senior secured	SF +	5.00%	(i)	9.50%				09/2028	1,439	1,421	0.2	1,439
DISA Holdings Corp.	Senior secured	SF +	5.00%	(i)	9.40%				09/2028	124	118	—	124
DISA Holdings Corp.#	Senior secured	SF +	5.00%	(i)	9.50%				09/2028	711	702	0.1	711
DISA Holdings Corp.(23)	Subordinated debt	SF +	8.50%	(i)	10.99%	cash/	2.00%	PIK	03/2029	52	51	—	52
DISA Holdings Corp.#	Senior secured	SF +	5.00%	(i)	9.50%				09/2028	82	81	—	82
DISA Holdings Corp.#	One stop	SF +	5.00%	(i)	9.50%				09/2028	96	95	—	96
DISA Holdings Corp.(5)	Senior secured	SF +	5.00%		N/A(6)				09/2028	—	(5)	—	—
Eclipse Buyer, Inc.(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(17)	—	—
Eclipse Buyer, Inc.*	One stop	SF +	4.75%	(h)	9.26%				09/2031	3,676	3,641	0.5	3,676
Eclipse Buyer, Inc.(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(3)	—	—
Varicent Intermediate Holdings Corporation*(23)	One stop	SF +	6.00%	(i)	7.08%	cash/	3.25%	PIK	08/2031	14,875	14,668	2.0	14,875
Varicent Intermediate Holdings Corporation(5)	One stop	SF +	5.50%		N/A(6)				08/2031	—	(27)	—	—
Varicent Intermediate Holdings Corporation(5)	One stop	SF +	6.00%		N/A(6)				08/2031	—	(24)	—	—
										24,556	24,151	3.3	24,585
Software
Anaplan, Inc.*#	One stop	SF +	5.25%	(i)	9.58%				06/2029	22,836	22,690	3.0	22,836
Anaplan, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2028	—	(2)	—	—
Anaplan, Inc.#	One stop	SF +	5.25%	(i)	9.58%				06/2029	3,265	3,236	0.4	3,265
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(f)	9.95%				06/2029	640	613	0.1	640
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(f)	9.95%				06/2029	334	311	—	334
Arrow Buyer, Inc.*#	One stop	SF +	5.75%	(i)	10.08%				07/2030	4,669	4,576	0.6	4,669
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Arrow Buyer, Inc.(5)	One stop	SF +	5.75%		N/A(6)				07/2030	$—	$(12)	—%	$—
Arrow Buyer, Inc.*	One stop	SF +	5.75%	(i)	10.08%				07/2030	306	305	—	306
Artifact Bidco, Inc.(5)	One stop	SF +	4.50%		N/A(6)				05/2031	—	(2)	—	—
Artifact Bidco, Inc.(5)	One stop	SF +	4.50%		N/A(6)				05/2030	—	(1)	—	—
Artifact Bidco, Inc.(5)	One stop	SF +	4.50%		N/A(6)				05/2030	—	(2)	—	—
Artifact Bidco, Inc.#	One stop	SF +	4.50%	(i)	8.83%				05/2031	1,341	1,328	0.2	1,341
Azurite Intermediate Holdings, Inc.#	One stop	SF +	6.50%	(h)	10.86%				03/2031	2,452	2,419	0.3	2,452
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.50%	(h)	10.86%				03/2031	5,573	5,496	0.7	5,573
Azurite Intermediate Holdings, Inc.(5)	One stop	SF +	9.00%		N/A(6)				03/2031	—	(12)	—	—
Baxter Planning Systems, LLC(5)	One stop	SF +	6.25%		N/A(6)				05/2031	—	(5)	—	—
Baxter Planning Systems, LLC(5)	One stop	SF +	5.75%		N/A(6)				05/2031	—	(5)	—	—
Baxter Planning Systems, LLC*(23)	One stop	SF +	6.25%	(i)(j)	7.30%	cash/	3.38%	PIK	05/2031	3,687	3,662	0.5	3,687
BestPass, Inc.*	One stop	SF +	5.25%	(h)	9.61%				08/2031	18,173	18,088	2.4	18,173
BestPass, Inc.(5)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(8)	—	—
BestPass, Inc.(5)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(11)	—	—
Bloomerang, LLC*#	One stop	SF +	6.00%	(i)	10.33%				12/2029	13,536	13,424	1.8	13,536
Bloomerang, LLC	One stop	SF +	6.00%	(i)	10.52%				12/2029	227	202	—	227
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(34)	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.*(7)(16)	One stop	SF +	6.00%	(i)	10.62%				01/2029	956	936	0.1	956
Bynder BidCo, Inc.& Bynder BidCo B.V.*(7)(16)	One stop	SF +	6.00%	(i)	10.62%				01/2029	365	357	0.1	365
Bynder BidCo, Inc.& Bynder BidCo B.V.(7)(16)	One stop	SF +	6.00%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(7)(16)	One stop	SF +	6.00%		N/A(6)				01/2029	—	(1)	—	—
Camelia Bidco Limited#(7)(8)(9)	One stop	SN +	5.25%	(f)	9.95%				08/2030	641	641	0.1	641
Camelia Bidco Limited#(7)(8)(9)	One stop	A +	5.25%	(e)	9.69%				08/2030	39	41	—	39
Camelia Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(f)	9.95%				08/2030	91	87	—	91
Camelia Bidco Limited(5)(7)(8)(9)	One stop	SN +	5.50%		N/A(6)				08/2030	—	(26)	—	—
CB Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				07/2031	—	(17)	—	—
CB Buyer, Inc.*	One stop	SF +	5.25%	(h)	9.61%				07/2031	15,808	15,661	2.1	15,808
CB Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				07/2031	—	(21)	—	—
Coupa Holdings, LLC#	One stop	SF +	5.50%	(i)	10.09%				02/2030	8,350	8,177	1.1	8,350
Coupa Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				02/2030	—	(9)	—	—
Crewline Buyer, Inc.#	One stop	SF +	6.75%	(h)	11.11%				11/2030	28,293	27,939	3.8	28,293
Crewline Buyer, Inc.(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(37)	—	—
Denali Bidco Limited#(7)(8)(9)	One stop	SN +	5.75%	(f)	10.45%				08/2030	2,436	2,413	0.3	2,442
Denali Bidco Limited#(7)(8)(9)	One stop	E +	5.75%	(c)	8.43%				08/2030	584	602	0.1	586
Denali Bidco Limited#(7)(8)(9)	One stop	E +	5.25%	(c)	7.93%				08/2030	4,045	4,088	0.5	4,045
Denali Bidco Limited#(7)(8)(9)	One stop	E +	5.75%	(c)	8.43%				08/2030	818	823	0.1	820
Denali Bidco Limited(5)(7)(8)(9)	One stop	SN +	5.25%		N/A(6)				08/2030	—	(39)	—	—
Evergreen IX Borrower 2023, LLC#	One stop	SF +	4.75%	(i)	9.08%				09/2030	13,173	12,840	1.7	13,173
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	4.75%		N/A(6)				10/2029	—	(36)	—	—
Evergreen IX Borrower 2023, LLC*	One stop	SF +	4.75%	(i)	9.08%				09/2030	1,151	1,140	0.2	1,151
GTY Technology Holdings, Inc.*(23)	One stop	SF +	6.88%	(i)	6.90%	cash/	4.30%	PIK	07/2029	4,291	4,241	0.6	4,291
GTY Technology Holdings, Inc.*(23)	One stop	SF +	6.88%	(i)	6.90%	cash/	4.30%	PIK	07/2029	2,805	2,768	0.4	2,805
GTY Technology Holdings, Inc.*(23)	One stop	SF +	6.88%	(i)	6.90%	cash/	4.30%	PIK	07/2029	514	511	0.1	514
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(1)	—	—
GTY Technology Holdings, Inc.(5)	One stop	SF +	7.13%		N/A(6)				07/2029	—	(18)	—	4
GTY Technology Holdings, Inc.*(23)	One stop	SF +	7.13%	(i)	7.23%	cash/	4.45%	PIK	07/2029	674	669	0.1	676
Gurobi Optimization, LLC(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(11)	—	—
Gurobi Optimization, LLC#	One stop	SF +	4.75%	(h)(i)	9.05%				09/2031	13,297	13,170	1.8	13,297
Hornet Security Holding GMBH#(7)(8)(17)(23)	One stop	E +	7.00%	(d)	5.91%	cash/	4.50%	PIK	02/2031	4,667	4,819	0.6	4,667
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hornet Security Holding GMBH#(7)(8)(17)(23)	One stop	E +	7.00%	(c)(d)	5.91%	cash/	4.50%	PIK	02/2031	$3,111	$3,212	0.4%	$3,111
Hornet Security Holding GMBH(7)(8)(17)	One stop	E +	6.50%		N/A(6)				08/2030	—	—	—	—
Hornet Security Holding GMBH(5)(7)(8)(17)	One stop	E +	6.50%		N/A(6)				02/2031	—	(17)	—	—
Hyland Software, Inc.*	One stop	SF +	6.00%	(h)	10.36%				09/2030	24,651	24,349	3.3	24,651
Hyland Software, Inc.(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(1)
Icefall Parent, Inc.#	One stop	SF +	6.50%	(h)	10.86%				01/2030	22,609	22,227	3.0	22,609
Icefall Parent, Inc.(5)	One stop	SF +	6.50%		N/A(6)				01/2030	—	(36)	—	—
ICIMS, Inc.#(23)	One stop	SF +	5.75%	(i)	10.38%				08/2028	5,814	5,758	0.7	5,552
ICIMS, Inc.	One stop	SF +	5.75%	(i)	10.34%				08/2028	32	31	—	25
IQN Holding Corp. *	One stop	SF +	5.25%	(i)	9.76%				05/2029	1,473	1,465	0.2	1,473
IQN Holding Corp.	One stop	SF +	5.25%	(i)	9.77%				05/2028	43	43	—	43
Island Bidco AB#(7)(8)(13)(23)	One stop	E +	7.25%	(c)(d)	2.58%	cash/	7.25%	PIK	07/2028	665	670	0.1	665
Island Bidco AB#(7)(13)(23)	One stop	SF +	7.00%	(i)(j)	7.78%	cash/	3.50%	PIK	07/2028	316	314	—	316
Island Bidco AB(7)(13)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB(7)(8)(13)	One stop	E +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB*(7)(13)(23)	One stop	SF +	7.00%	(j)	7.78%	cash/	3.50%	PIK	07/2028	3,159	3,145	0.4	3,159
Kaseya Inc.#	One stop	SF +	5.50%	(i)	10.09%				06/2029	4,535	4,491	0.6	4,535
Kaseya Inc.	One stop	SF +	5.50%	(i)	9.83%				06/2029	68	66	—	68
Kaseya Inc.	One stop	SF +	5.50%	(i)	10.09%				06/2029	52	50	—	52
Kaseya Inc.#	One stop	SF +	5.50%	(i)	10.09%				06/2029	17	15	—	17
LeadsOnline, LLC#	One stop	SF +	4.75%	(i)	9.34%				02/2028	4,944	4,846	0.7	4,944
LeadsOnline, LLC#	One stop	SF +	4.75%	(i)	9.34%				02/2028	873	855	0.1	873
LeadsOnline, LLC(5)	One stop	SF +	4.75%		N/A(6)				02/2028	—	(1)	—	—
LeadsOnline, LLC*	One stop	SF +	4.75%	(i)	9.08%				02/2028	600	597	0.1	600
Lighthouse Bidco GMBH(5)(7)(8)(17)	One stop	E +	5.00%		N/A(6)				06/2031	—	—	—	(2)
Lighthouse Bidco GMBH#(7)(8)(17)	One stop	E +	5.00%	(c)	7.83%				12/2031	1,252	1,254	0.2	1,240
Lighthouse Bidco GMBH(5)(7)(8)(17)	One stop	E +	5.00%		N/A(6)				12/2031	—	(8)	—	(8)
LogicMonitor, Inc.(5)	One stop	SF +	5.50%		N/A(6)				11/2031	—	(11)	—	(11)
LogicMonitor, Inc.#	One stop	SF +	5.50%	(i)	9.99%				11/2031	14,298	14,210	1.9	14,209
Metatiedot Bidco Oy & Metatiedot US, LLC(7)(8)(12)	One stop	E +	5.50%	(c)	8.49%				11/2030	125	115	—	112
Metatiedot Bidco Oy & Metatiedot US, LLC#(7)(8)(12)	One stop	E +	5.50%	(c)	8.49%				11/2031	4,052	4,074	0.5	3,991
Metatiedot Bidco Oy & Metatiedot US, LLC(7)(8)(12)	One stop	E +	5.50%	(c)	8.49%				11/2031	33	24	—	23
Metatiedot Bidco Oy & Metatiedot US, LLC#(7)(12)	One stop	SF +	5.50%	(i)	10.02%				11/2031	2,931	2,887	0.4	2,887
Navex TopCo, Inc.#	One stop	SF +	5.50%	(h)	9.88%				11/2030	28,463	27,984	3.8	28,463
Navex TopCo, Inc.(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(39)	—	—
Orsay Bidco 1 B.V. and Sky Group Holding B.V.(5)(7)(8)(16)	One stop	E +	5.75%		N/A(6)				11/2029	—	(34)	—	—
Panzura, LLC(23)	One stop	N/A			4.00%	cash/	13.00%	PIK	08/2027	61	57	—	54
Pineapple German Bidco GMBH(7)(8)(17)(23)	One stop	E +	7.00%	(c)	10.51%	PIK			01/2031	6,434	6,641	0.8	6,386
Pineapple German Bidco GMBH(7)(8)(17)(23)	One stop	E +	7.00%	(c)	10.51%	PIK			01/2031	441	450	0.1	437
Pineapple German Bidco GMBH(7)(8)(17)(23)	One stop	E +	7.00%	(c)	10.51%	PIK			01/2031	1,991	2,031	0.3	1,976
Pineapple German Bidco GMBH(7)(8)(17)	One stop	E +	5.50%	(c)	8.34%				01/2031	330	320	—	307
Pineapple German Bidco GMBH(7)(17)	One stop	SF +	3.25%	(i)	7.64%				01/2031	1,061	1,051	0.1	1,040
Pineapple German Bidco GMBH(7)(17)	One stop	SF +	3.25%	(i)	7.64%				01/2031	490	478	0.1	486
PING Identity Holding Corp.#	One stop	SF +	4.75%	(i)	9.08%				10/2029	2,206	2,178	0.3	2,206
PING Identity Holding Corp.(5)	One stop	SF +	4.75%		N/A(6)				10/2028	—	(1)	—	—
Quant Buyer, Inc.#	One stop	SF +	5.25%	(i)	9.76%				06/2029	6,445	6,405	0.9	6,445
Quant Buyer, Inc.#	One stop	SF +	5.25%	(i)	9.79%				06/2029	8,990	8,917	1.2	8,990
Quant Buyer, Inc.	One stop	SF +	5.25%	(i)	9.77%				06/2029	30	29	—	30
Quant Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(63)	—	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Rainforest Bidco Limited#(7)(8)(9)(23)	One stop	SN +	6.30%	(f)	8.20%	cash/	2.80%	PIK	07/2029	$727	$680	0.1%	$712
Rainforest Bidco Limited#(7)(9)(23)	One stop	SF +	6.30%	(g)	7.81%	cash/	2.80%	PIK	07/2029	137	136	—	135
Rainforest Bidco Limited#(7)(8)(9)(23)	One stop	SN +	6.30%	(f)	8.20%	cash/	2.80%	PIK	07/2029	53	50	—	52
Rainforest Bidco Limited(7)(8)(9)(23)	One stop	SN +	7.30%	(f)	8.70%	cash/	3.30%	PIK	07/2029	3,702	3,604	0.5	3,702
SailPoint Technologies Holdings, Inc.#	One stop	SF +	6.00%	(i)	10.52%				08/2029	4,466	4,374	0.6	4,466
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(1)	—	—
Templafy APS and Templafy, LLC*(7)(15)	One stop	SF +	6.00%	(h)	10.46%				07/2028	543	534	0.1	543
Templafy APS and Templafy, LLC(7)(15)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(h)	9.36%				05/2031	640	607	0.1	640
Togetherwork Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				05/2031	—	(21)	—	—
Togetherwork Holdings, LLC#	One stop	SF +	5.00%	(h)	9.36%				05/2031	25,524	25,323	3.4	25,524
Transform Bidco Limited(7)(9)	One stop	SF +	7.00%	(h)	11.52%				06/2030	316	304	—	316
Transform Bidco Limited#(7)(9)	One stop	SF +	7.00%	(i)	11.58%				01/2031	9,098	8,980	1.2	9,098
Transform Bidco Limited(5)(7)(9)	One stop	SF +	7.00%		N/A(6)				01/2031	—	(16)	—	—
Transform Bidco Limited(7)(8)(9)	One stop	A +	7.00%	(e)	11.44%				01/2031	713	744	0.1	713
Transform Bidco Limited(7)(8)(9)	One stop	SN +	7.00%	(f)	11.70%				01/2031	113	114	—	113
Vantage Bidco GMBH*(7)(8)(17)(23)	One stop	E +	6.25%	(c)	5.85%	cash/	3.13%	PIK	04/2031	7,174	7,297	0.9	7,103
Vantage Bidco GMBH(5)(7)(8)(17)	One stop	E +	6.25%		N/A(6)				10/2030	—	(17)	—	(12)
Varinem German Midco GMBH*(7)(8)(17)	One stop	E +	5.75%	(d)	8.58%				07/2031	6,071	6,337	0.8	6,071
Varinem German Midco GMBH(7)(8)(17)	One stop	E +	5.75%		N/A(6)				07/2031	—	—	—	—
Viper Bidco, Inc.#(7)(8)	One stop	SN +	5.00%	(f)	9.70%				11/2031	9,338	9,349	1.2	9,292
Viper Bidco, Inc.#	One stop	SF +	5.00%	(i)	9.52%				11/2031	20,380	20,280	2.7	20,279
Viper Bidco, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(10)	—	(10)
Viper Bidco, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(13)	—	(13)
Zendesk, Inc.*	One stop	SF +	5.00%	(i)	9.33%				11/2028	9,785	9,661	1.3	9,785
Zendesk, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(15)	—	—
										431,412	427,270	57.0	430,515
Specialty Retail
Biscuit Parent, LLC#	One stop	SF +	4.75%	(i)	9.08%				02/2031	17,631	17,514	2.3	17,455
Biscuit Parent, LLC(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(36)	—	(54)
Biscuit Parent, LLC	One stop	SF +	4.75%		N/A(6)				02/2031	—	—	—	—
Cavender Stores L.P.#	Senior secured	SF +	5.00%	(i)	9.33%				10/2029	24,750	24,553	3.3	24,750
CVP Holdco, Inc.(5)	One stop	SF +	7.25%		N/A(6)				06/2030	—	(12)	—	—
CVP Holdco, Inc.*	One stop	SF +	4.75%	(h)	9.11%				06/2031	11,983	11,872	1.6	11,983
CVP Holdco, Inc.(5)	One stop	SF +	7.25%		N/A(6)				06/2031	—	(15)	—	—
Metal Supermarkets US Buyer, LLC#(7)(10)	One stop	SF +	4.75%	(i)	9.08%				12/2030	3,134	3,119	0.4	3,118
Metal Supermarkets US Buyer, LLC(7)(10)	One stop	SF +	4.75%	(i)	9.08%				12/2030	37	35	—	35
PetVet Care Centers LLC	One stop	SF +	6.00%	(h)	10.36%				11/2030	12,901	12,685	1.6	12,256
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(32)	—	(83)
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(14)	—	—
PPV Intermediate Holdings, LLC(23)	One stop	N/A			14.75%	PIK			08/2030	8,358	8,192	1.1	8,525
PPV Intermediate Holdings, LLC*	One stop	SF +	5.75%	(i)	10.26%				08/2029	6,579	6,502	0.9	6,579
PPV Intermediate Holdings, LLC(23)	One stop	N/A			13.75%	PIK			08/2030	869	858	0.1	869
PPV Intermediate Holdings, LLC(23)	One stop	N/A			13.75%	PIK			08/2030	201	199	—	201
PPV Intermediate Holdings, LLC(23)	One stop	N/A			13.75%	PIK			08/2030	37	37	—	37
PPV Intermediate Holdings, LLC(23)	One stop	N/A			13.75%	PIK			08/2030	36	34	—	36
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(5)	—	—
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				08/2029	—	(10)	—	—
Radiance Borrower, LLC	One stop	SF +	5.25%	(h)	9.61%				06/2031	363	349	0.1	363
Radiance Borrower, LLC*(23)	One stop	SF +	5.75%	(h)	7.36%	cash/	2.75%	PIK	06/2031	19,181	19,050	2.6	19,181
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.08%				08/2028	4,402	4,365	0.6	4,402
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salon Lofts Group, LLC(23)	Second lien	SF +	9.00%	(i)	13.33%	PIK	09/2029	$619	$613	0.1%	$619
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.08%		08/2028	293	291	—	293
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.08%		08/2028	288	285	0.1	288
Salon Lofts Group, LLC(23)	Second lien	SF +	9.00%	(i)	13.33%	PIK	09/2029	161	155	—	161
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.08%		08/2028	228	226	—	228
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.08%		08/2028	95	94	—	95
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.08%		08/2028	20	18	—	20
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.08%		08/2028	72	71	—	72
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.08%		08/2028	67	66	—	67
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.08%		08/2028	19	15	—	19
Salon Lofts Group, LLC(5)	Senior secured	SF +	5.75%		N/A(6)		08/2028	—	(7)	—	—
Salon Lofts Group, LLC(23)	Second lien	SF +	9.00%	(i)	13.33%	PIK	09/2029	328	325	—	328
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.08%		08/2028	130	129	—	130
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.08%		08/2028	88	87	—	88
Salon Lofts Group, LLC(23)	Second lien	SF +	9.00%	(i)	13.33%	PIK	09/2029	30	30	—	30
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.08%		08/2028	452	449	0.1	452
Salon Lofts Group, LLC(23)	Second lien	SF +	9.00%	(i)	13.33%	PIK	09/2029	380	347	0.1	380
Salon Lofts Group, LLC(23)	Second lien	SF +	9.00%	(i)	13.33%	PIK	09/2029	120	118	—	120
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.08%		08/2028	142	141	—	142
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.#(7)	One stop	SF +	5.25%	(i)	9.58%		12/2029	1,647	1,625	0.2	1,647
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(7)	One stop	SF +	5.25%	(i)	9.58%		12/2028	687	680	0.1	687
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(5)(7)	One stop	SF +	5.25%		N/A(6)		12/2029	—	(2)	—	—
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.*(7)(8)	One stop	CA +	5.25%	(k)	8.42%		12/2029	6,831	7,105	0.9	6,831
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(7)(8)	One stop	CA +	5.25%	(k)	8.42%		12/2028	36	36	—	36
								123,195	122,137	16.2	122,386
Water Utilities
Vessco Midco Holdings, LLC*	One stop	SF +	4.75%	(h)(j)	9.43%		07/2031	1,523	1,509	0.2	1,523
Vessco Midco Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)		07/2031	—	(2)	—	—
Vessco Midco Holdings, LLC	One stop	SF +	4.75%	(j)	9.04%		07/2031	134	131	—	134
								1,657	1,638	0.2	1,657

Total debt investments								1,516,519	1,499,080	200.3	1,512,965

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(20)(21)
Aerospace & Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A	02/2023	N/A	40	$399	—%	$349

Air Freight & Logistics
RJW Group Holdings, Inc.	LP units	N/A	N/A	11/2024	N/A	1,172	1,172	0.2	1,172

Auto Components
Arnott, LLC	LP units	N/A	N/A	12/2024	N/A	—	94	—	94

Automobiles
CAP-KSI Holdings, LLC	LP units	N/A	N/A	06/2024	N/A	571	—	—	24
CAP-KSI Holdings, LLC	Preferred stock	N/A	N/A	06/2024	N/A	571	571	0.1	596
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A	07/2022	N/A	1	77	—	99
Quick Quack Car Wash Holdings, LLC	LP units	N/A	N/A	06/2024	N/A	3,673	3,673	0.6	4,118
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A	06/2024	N/A	727	727	0.1	800
Yorkshire Parent, Inc.	LP units	N/A	N/A	12/2023	N/A	—	131	—	147
							5,179	0.8	5,784
Commercial Services & Supplies
FR Vision Holdings, Inc.	LP units	N/A	N/A	01/2024	N/A	—	110	—	142

Diversified Consumer Services
CHVAC Services Investment, LLC	Common stock	N/A	N/A	05/2024	N/A	95	240	0.1	388
DP Flores Holdings, LLC	LLC units	N/A	N/A	09/2022	N/A	88	70	—	109
HS Spa Holdings, Inc.	Common stock	N/A	N/A	05/2022	N/A	78	78	—	78
NSG Buyer, Inc. (7)	LP units	N/A	N/A	11/2022	N/A	1	953	0.2	1,393
Virginia Green Acquisition, LLC	LP units	N/A	N/A	12/2023	N/A	96	96	—	112
							1,437	0.3	2,080
Electrical Equipment
Wildcat TopCo, Inc.	LP units	N/A	N/A	12/2024	N/A	135	135	—	135

Healthcare Technology
Amberfield Acquisition Co.	LLC units	N/A	N/A	05/2024	N/A	404	404	0.1	425

Hotels, Restaurants & Leisure
PB Group Holdings, LLC	LP units	N/A	N/A	08/2024	N/A	99	228	—	253

Insurance
Oakbridge Insurance Agency LLC	LP units	N/A	N/A	11/2023	N/A	5	98	—	100

IT Services
Critical Start, Inc.	Common stock	N/A	N/A	05/2022	N/A	38	38	—	21
Netwrix Corporation	LLC units	N/A	N/A	06/2022	N/A	11	21	—	27
							59	—	48
Leisure Products
Movement Holdings, LLC	LLC units	N/A	N/A	03/2024	N/A	—	421	0.1	348

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Life Sciences Tools & Services
Celerion Buyer, Inc.(22)	LP units	N/A			N/A		11/2022	N/A	446	$373	—%	$305
Celerion Buyer, Inc.	LP units	N/A			N/A		11/2022	N/A	446	—	0.1	454
										373	0.1	759
Pharmaceuticals
Creek Parent, Inc.	LP interest	N/A			N/A		12/2024	N/A	905	905	0.1	905

Professional Services
Eclipse Buyer, Inc.(22)	Preferred stock	N/A			12.50%	Non-Cash	09/2024	N/A	—	1,498	0.2	1,527

Software
Anaplan, Inc.	LP interest	N/A			N/A		06/2022	N/A	890	891	0.2	1,442
CB Buyer, Inc.	LP units	N/A			N/A		07/2024	N/A	228	228	0.1	294
Cynet Security Ltd.(7)(14)	Preferred stock	N/A			N/A		08/2022	N/A	23	81	—	110
Denali Bidco Limited(7)(9)	LP interest	N/A			N/A		08/2023	N/A	85	110	—	166
GTY Technology Holdings, Inc.	LP units	N/A			N/A		07/2022	N/A	60	60	—	133
Gurobi Optimization, LLC	Common stock	N/A			N/A		09/2024	N/A	—	183	—	209
Kaseya Inc.(22)	Preferred stock	SF +	10.75%	(i)	15.08%	Non-Cash	06/2022	N/A	1	1,143	0.2	1,195
Kaseya Inc.	LP interest	N/A			N/A		06/2022	N/A	50	50	—	57
LogicMonitor, Inc.	LP interest	N/A			N/A		12/2024	N/A	250	250	—	250
Onit, Inc.(22)	Preferred stock	N/A			15.00%	Non-Cash	02/2023	N/A	—	58	—	67
Onit, Inc.	Warrant	N/A			N/A		02/2023	N/A	—	6	—	9
Panzura, LLC	LLC units	N/A			N/A		09/2023	N/A	1	4	—	1
Templafy APS and Templafy, LLC(7)(15)	Warrant	N/A			N/A		07/2022	N/A	—	8	—	12
Togetherwork Holdings, LLC	Preferred stock	N/A			N/A		07/2024	N/A	272	1,188	0.2	1,245
Zendesk, Inc.	LP units	N/A			N/A		11/2022	N/A	22	218	—	214
										4,478	0.7	5,404
Specialty Retail
Metal Supermarkets US Buyer, LLC(7)(10)	LLC units	N/A			N/A		12/2024	N/A	—	—	—	—
Metal Supermarkets US Buyer, LLC(7)(10)	Preferred stock	N/A			N/A		12/2024	N/A	1	93	—	93
Salon Lofts Group, LLC	LP units	N/A			N/A		08/2022	N/A	—	109	—	83
										202	—	176

Total equity investments										17,192	2.6	19,701

Total investments										1,516,272	202.9	1,532,666

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)					4.4%	(24)				$20,677	2.7%	$20,677
Total money market funds										20,677	2.7	20,677
Total investments and money market funds										$1,536,949	205.6%	$1,553,343

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the investment collateralizes the DB Credit Facility (as defined in “Note 8. Borrowings”).
#	Denotes that all or a portion of the investment collateralizes the BNP Credit Facility (as defined in “Note 8. Borrowings”).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Prime (“P”), Australian Interbank Rate (“AUD” or “A”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or the Sterling Overnight Index Average (“SONIA” or “SN”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of December 31, 2024. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of December 31, 2024, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2024, as the loan could have priced or repriced based on an index rate prior to December 31, 2024.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 7.50% as of December 31, 2024.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 2.85% as of December 31, 2024.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.71% as of December 31, 2024.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.57% as of December 31, 2024.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.42% as of December 31, 2024.
(f) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.70% as of December 31, 2024.
(g) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 4.49% as of December 31, 2024.
(h) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 4.33% as of December 31, 2024.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 4.31% as of December 31, 2024.
(j) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 4.25% as of December 31, 2024.
(k) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA which was 3.15% as of December 31, 2024.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2024.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See “Note 7. Fair Value Measurements”.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of December 31, 2024. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, total non-qualifying assets at fair value represented 9.3% of the Company’s total assets calculated in accordance with the 1940 Act.
(8)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See “Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign currency translation”.
(9)The headquarters of this portfolio company is located in the United Kingdom.
(10)The headquarters of this portfolio company is located in the Canada.
(11)The headquarters of this portfolio company is located in Luxembourg.
(12)The headquarters of this portfolio company is located in Finland.
(13)The headquarters of this portfolio company is located in Sweden.
(14)The headquarters of this portfolio company is located in Israel.
(15)The headquarters of this portfolio company is located in Denmark.
(16)The headquarters of this portfolio company is located in Netherlands.
(17)The headquarters of this portfolio company is located in Germany.
(18)The headquarters of this portfolio company is located in France.
(19)The headquarters of this portfolio company is located in Jersey.
(20)Equity investments are non-income producing securities, unless otherwise noted.
(21)Ownership of certain equity investments occurs through a holding company or partnership.
(22)The Company holds an equity investment that is income producing.
(23)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the three months ended December 31, 2024.
(24)The rate shown is the annualized seven-day yield as of December 31, 2024.
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

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the investment collateralizes the PNC Facility (as defined in “Note 8. Borrowings”).
#	Denotes that all or a portion of the investment collateralizes the DB Credit Facility (as defined in “Note 8. Borrowings”).
~	Denotes that all or a portion of the investment collateralizes the BNP Credit Facility (as defined in “Note 8. Borrowings”).
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
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See “Note 7. Fair Value Measurements”.
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
The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”).
Fair value of financial instruments: The Company applies fair value to all of its financial instruments in accordance with ASC Topic 820 - Fair Value Measurement (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. On August 2, 2024, the Company’s board of directors (the “Board”) designated the Investment Adviser as the Company’s valuation designee (“Valuation Designee”) in accordance with Rule 2a-5 under the 1940 Act. As of such date, the Valuation Designee is responsible for determining the fair value of the Company’s portfolio investments, subject to oversight of the Board. In accordance with ASC Topic 820, the Valuation Designee has categorized the Company’s financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Investment Adviser’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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
Any changes to the valuation methodology are reviewed by management and the Board to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Valuation Designee will continue to refine its valuation methodologies. See further description of fair value methodology in “Note 7. Fair Value Measurements”.
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Forward currency contracts: A forward currency contract is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilized forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as unrealized appreciation (depreciation) until the contracts are closed. When the contracts are closed, realized gains (losses) are recorded. Realized gains (losses) and unrealized appreciation (depreciation) on the contracts are included in the Consolidated Statements of Operations. Unrealized appreciation (depreciation) on forward currency contracts is recorded on the Consolidated Statements of Financial Condition by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable.
The primary risks associated with forward currency contracts include failure of the counterparty to meet the terms of the contract and the value of the foreign currency changing unfavorably. These risks can exceed the amounts reflected in the Consolidated Statements of Financial Condition.
Refer to Note 6 for more information regarding the forward currency contracts.
Revenue recognition:
Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.
Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three months ended December 31, 2024 and 2023, the Company received Loan Origination Fees that were capitalized of $2,489 and $6,418, respectively. For the three months ended December 31, 2024 and 2023, interest income included $953 and $405, respectively, of Discount Amortization.
For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2024 and 2023, investment income included $2,306 and $1,107, respectively, of PIK interest and the Company capitalized PIK interest of $2,298 and $979, respectively, into the principal balance of certain debt investments.
In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the three months ended December 31, 2024 and 2023, fee income included no non-recurring prepayment premiums. All other income is recorded into income when earned.
For the three months ended December 31, 2024 and 2023, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $36,914 and $10,204, respectively.
Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three months ended December 31, 2024 and 2023, the Company recognized PIK and non-cash dividend income of $94 and $32, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three months ended December 31, 2024 and 2023, the Company received no cash payments of accrued and capitalized preferred dividends.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three months ended December 31, 2024, the Company recorded dividend income received in cash of $67, and recorded return of capital distributions received in cash of $91. For the three months ended December 31, 2023, the Company did not record any dividend income received in cash and did not receive any return of capital distributions in cash.
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
Non-accrual loans: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of December 31, 2024 and September 30, 2024, the Company had no portfolio company investments on non-accrual status.
Income taxes: The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company has made, and intends to continue to make, the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders.
Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2024, the Company did not record any U.S. federal excise tax expense. For the three months ended December 31, 2023, $15 was recorded for U.S. federal excise tax expense.
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2024. The Company’s tax returns for the 2022 through 2023 tax years remain subject to examination by U.S. federal and most state tax authorities.

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
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2024 and September 30, 2024, the Company had deferred debt issuance costs of $6,951 and $7,871, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three months ended December 31, 2024 and 2023, was $951 and $207, respectively.
Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three months ended December 31, 2024 and 2023, the Company amortized $35 and $31, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.
Recent accounting updates: In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU No. 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-07.
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of December 31, 2024 and September 30, 2024, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of December 31, 2024		As of September 30, 2024
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 4 Stockholders	$1,061,975	$736,852	$1,032,820	$635,966
As of December 31, 2024 and September 30, 2024, the ratio of total contributed capital to total capital subscriptions was 69.4% and 61.6%, respectively, and the Company had uncalled capital commitments of $325,123 and $396,854, respectively.
The following table summarizes the shares of GBDC 4 common stock issued for the three months ended December 31, 2024 and 2023:

	Date	Shares Issued	NAV per share	Proceeds
Shares issued for the three months ended December 31, 2023
Issuance of shares	10/27/23	4,433,368.360	$15.00	$66,501
Issuance of shares	11/28/23	2,849,722.599	15.00	42,746
Issuance of shares	12/29/23	1,899,815.000	15.00	28,497
Shares issued for capital drawdowns		9,182,905.959		$137,744
Issuance of shares	11/21/23	38,883.631	$15.00	$583
Issuance of shares	12/27/23	67,391.724	15.00	1,011
Shares issued through DRIP		106,275.355		$1,594

Shares issued for the three months ended December 31, 2024
Issuance of shares	12/23/24	6,725,731.752	$15.00	$100,886
Shares issued for capital drawdowns		6,725,731.752		$100,886
Issuance of shares	11/19/24	204,508.932	$15.00	$3,068
Issuance of shares	12/18/24	72,984.041	15.00	1,095
Shares issued through DRIP		277,492.973		$4,163
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
For the three months ended December 31, 2024 and 2023, the base management fee incurred by the Company was $4,979 and $1,691, respectively, and the base management fee irrevocably waived by the Investment Adviser was $3,168 and $1,076, respectively.
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 1.75% quarterly. If market interest rates rise, it is possible that the Company will be able to invest funds in debt instruments that provide for a higher return, which would increase the Company’s Pre-Incentive Fee Net Investment Income and make it easier for the Investment Adviser to surpass the fixed hurdle rate and receive an Income Incentive Fee. The Company’s Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of the Company’s total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds, securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian) used to calculate the base management fee.
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
For the three months ended December 31, 2024 and 2023, the Income Incentive Fee incurred was $4,111 and $1,783, respectively.
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
The Investment Adviser has agreed to irrevocably waive all Income Incentive Fees payable pursuant to the Investment Advisory Agreement for periods ending prior to April 1, 2024 (the “Waiver Period”). For the three months ended December 31, 2024 and 2023, the Income Incentive Fee irrevocably waived by the Investment Adviser was $2,055 and $1,783, respectively.

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
For the three months ended December 31, 2024 and 2023, the Company did not accrue a Capital Gain Incentive Fee. As of both December 31, 2024 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fee calculated in accordance with the Investment Advisory Agreement on or prior to December 31, 2024.
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three months ended December 31, 2024, the Company accrued a capital gain incentive fee under GAAP of $316. For the three months ended December 31, 2023, the Company did not accrue a capital gain incentive fee under GAAP. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of December 31, 2024, there was $1,196 of cumulative accrual for capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. As of September 30, 2024, there was $880 of cumulative accrual for capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.
The third part of the Incentive Fee, the Subordinated Liquidation Incentive Fee, equals 10.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as calculated immediately prior to liquidation. For purposes of this calculation, (a) “liquidation” includes the sale of all or substantially all of the Company's assets or the acquisition of all or substantially all of the shares of the Company’s common stock in a single or series of related transactions and (b) “adjusted capital” means the net asset value of the Company calculated immediately prior to liquidation in accordance with GAAP less unrealized capital appreciation that would have been subject to the Capital Gain Incentive Fee had capital gain been recognized on the transfer of such assets in the liquidation.
The Company has structured the calculation of the Incentive Fee to include a fee limitation such that the Income Incentive Fee and the Capital Gain Incentive Fee will not be paid at any time if, after such payment, the cumulative Income Incentive Fees and Capital Gain Incentive Fees paid to date would exceed an incentive fee cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is equal to the difference between (a) 10% of Cumulative Pre-Incentive Fee Net Income (20% for periods beginning after the date of the closing of a Liquidity Event) and (b) cumulative incentive fees of any kind paid to the Investment Adviser by the Company since April 1, 2022.
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
Administration Agreement: Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, provides the Company with clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct the Company’s day-to-day operations. The Company reimburses the Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses, including any allocation of expenses among the Company and other entities for which the Administrator provides similar services, are reasonable and comparable to administrative services charged by unaffiliated third party asset managers. Under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.
Included in accounts payable and other liabilities is $436 and $355, as of December 31, 2024 and September 30, 2024, respectively, for accrued allocated shared services under the Administration Agreement.
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of both December 31, 2024 and September 30, 2024, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $304.
The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2024 and 2023 were $308 and $336, respectively. As of December 31, 2024 and September 30, 2024, included in accounts payable and other liabilities were $534 and $308, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.
On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $100,000. As of December 31, 2024, GGP Class B-P, LLC has an aggregate commitment of $100,011. As of December 31, 2024, the Company had issued 5,967,993.464 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $89,520 and has also issued 139,172.373 shares to GGP Class B-P, LLC through the DRIP.
The Company is party to an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”) which, as of December 31, 2024, permits the Company to borrow a maximum of $100,000 and expires on April 12, 2025. Refer to Note 8 for discussion of the Adviser Revolver.
Note 5. Investments
Investments as of December 31, 2024 and September 30, 2024 consisted of the following:

	As of December 31, 2024			As of September 30, 2024
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$46,191	$45,758	$46,154	$39,377	$38,960	$39,358
One stop	1,464,732	1,447,773	1,461,215	1,254,102	1,232,741	1,250,206
Second lien	4,696	4,626	4,696	4,446	4,373	4,446
Subordinated debt	900	923	900	929	897	921
Equity	N/A	17,192	19,701	N/A	14,541	16,070
Total	$1,516,519	$1,516,272	$1,532,666	$1,298,854	$1,291,512	$1,311,001

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

	As of December 31, 2024			As of September 30, 2024
Amortized Cost:
United States
Mid-Atlantic	$237,594	15.7%		$199,479	15.4%
Midwest	312,379	20.6		260,483	20.2
Northeast	135,978	9.0		130,402	10.1
Southeast	222,216	14.6		205,574	15.9
Southwest	183,241	12.1		149,845	11.6
West	316,863	20.9		256,337	19.8
United Kingdom	42,423	2.8		40,106	3.1
Finland	7,100	0.5		—	—
Canada	3,247	0.2		—	—
Luxembourg	1,352	0.1		1,013	0.1
Sweden	5,067	0.3		4,919	0.4
Israel	81	0.0	*	81	0.0	*
Denmark	542	0.0	*	541	0.0	*
Germany	44,895	3.0		39,463	3.1
Netherlands	1,258	0.1		1,256	0.1
France	2,036	0.1		2,013	0.2
Jersey	—	—		—	—
Total	$1,516,272	100.0%		$1,291,512	100.0%
Fair Value:
United States
Mid-Atlantic	$240,196	15.7%		$201,474	15.4%
Midwest	315,667	20.6		264,441	20.2
Northeast	137,832	9.0		132,136	10.1
Southeast	225,665	14.7		207,853	15.8
Southwest	185,033	12.1		151,420	11.5
West	320,953	20.9		260,330	19.9
United Kingdom	42,968	2.8		42,123	3.2
Finland	7,013	0.5		—	—
Canada	3,246	0.2		—	—
Luxembourg	1,361	0.1		1,016	0.1
Sweden	5,097	0.3		5,064	0.4
Israel	110	0.0	*	106	0.0	*
Denmark	555	0.0	*	554	0.0	*
Germany	43,704	2.9		41,091	3.1
Netherlands	1,321	0.1		1,321	0.1
France	1,966	0.1		2,072	0.2
Jersey(1)	(21)	0.0	*	—	—
Total	$1,532,666	100.0%		$1,311,001	100.0%
* Represents an amount less than 0.1%
(1) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of December 31, 2024 and September 30, 2024 were as follows:

	As of December 31, 2024		As of September 30, 2024
Amortized Cost:
Aerospace & Defense	$15,632	1.0%	$15,571	1.2%
Air Freight & Logistics	13,366	0.9	—	—
Auto Components	30,691	2.0	28,337	2.2
Automobiles	77,663	5.1	72,232	5.6
Banks	6,289	0.4	4,562	0.3
Beverages	18,381	1.2	18,059	1.4
Capital Markets	14,002	0.9	14,032	1.1
Chemicals	920	0.1	921	0.1
Commercial Services & Supplies	90,388	6.0	86,126	6.7
Construction & Engineering	9,886	0.6	9,906	0.8
Diversified Consumer Services	113,816	7.5	100,926	7.8
Diversified Financial Services	25,275	1.7	22,989	1.8
Electrical Equipment	6,993	0.5	691	0.0 *
Electronic Equipment, Instruments & Components	5,185	0.3	5,186	0.4
Food Products	20,076	1.3	20,253	1.6
Healthcare Equipment & Supplies	27,121	1.8	25,421	2.0
Healthcare Providers & Services	41,987	2.8	35,048	2.7
Healthcare Technology	79,482	5.2	41,038	3.2
Hotels, Restaurants & Leisure	52,823	3.5	52,188	4.0
Industrial Conglomerates	28,408	1.9	11,492	0.9
Insurance	95,798	6.3	73,366	5.7
IT Services	41,342	2.7	40,822	3.2
Leisure Products	22,157	1.5	22,166	1.7
Life Sciences Tools & Services	24,493	1.6	18,343	1.4
Machinery	28,061	1.9	27,540	2.1
Media	7,054	0.5	7,068	0.5
Oil, Gas & Consumable Fuels	15,776	1.0	15,849	1.2
Pharmaceuticals	21,833	1.4	1,013	0.1
Professional Services	25,649	1.7	25,099	1.9
Software	431,748	28.5	375,250	29.1
Specialty Retail	122,339	8.1	118,440	9.2
Water Utilities	1,638	0.1	1,578	0.1
Total	$1,516,272	100.0%	$1,291,512	100.0%
* Represents an amount less than 0.1%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2024		As of September 30, 2024
Fair Value:
Aerospace & Defense	$16,131	1.0%	$16,069	1.2%
Air Freight & Logistics	13,363	0.9	—	—
Auto Components	31,119	2.0	28,779	2.2
Automobiles	79,180	5.2	73,044	5.6
Banks	6,372	0.4	4,650	0.3
Beverages	18,986	1.2	18,388	1.4
Capital Markets	14,164	0.9	14,200	1.1
Chemicals	936	0.1	921	0.1
Commercial Services & Supplies	91,703	6.0	87,416	6.7
Construction & Engineering	9,983	0.6	10,008	0.8
Diversified Consumer Services	115,966	7.6	102,710	7.8
Diversified Financial Services	25,535	1.7	23,412	1.8
Electrical Equipment	7,005	0.5	706	0.1
Electronic Equipment, Instruments & Components	5,386	0.4	5,400	0.4
Food Products	20,346	1.3	20,498	1.6
Healthcare Equipment & Supplies	27,530	1.8	25,691	2.0
Healthcare Providers & Services	42,374	2.8	35,903	2.7
Healthcare Technology	80,018	5.2	41,653	3.2
Hotels, Restaurants & Leisure	53,344	3.5	52,662	4.0
Industrial Conglomerates	28,218	1.8	11,447	0.9
Insurance	96,449	6.3	74,631	5.7
IT Services	41,637	2.7	41,300	3.2
Leisure Products	22,278	1.5	22,246	1.7
Life Sciences Tools & Services	25,060	1.6	18,972	1.4
Machinery	28,356	1.9	27,815	2.1
Media	7,136	0.5	7,154	0.5
Oil, Gas & Consumable Fuels	15,996	1.0	16,081	1.2
Pharmaceuticals	21,845	1.4	1,016	0.1
Professional Services	26,112	1.7	25,225	1.9
Software	435,919	28.4	382,061	29.1
Specialty Retail	122,562	8.0	119,368	9.1
Water Utilities	1,657	0.1	1,575	0.1
Total	$1,532,666	100.0%	$1,311,001	100.0%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 6. Forward Currency Contracts
The Company enters into forward currency contracts from time to time to help mitigate its foreign currency risk exposures.
The outstanding forward currency contracts as of December 31, 2024 are as follows:

As of December 31, 2024
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
SMBC Capital Markets, Inc.	€9,000	EUR	$9,922	USD	5/28/2027	$97	$—
						$97	$—
There were no outstanding forward currency contracts as of September 30, 2024.
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with its derivative counterparty, SMBC Capital Markets, Inc. (“SMBC”). The ISDA Master Agreement is a bilateral agreement between the Company and SMBC that governs over the counter (“OTC”) derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.
For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from SMBC, if any, is included in the Consolidated Statements of Financial Condition as cash collateral held at broker for forward currency contracts or cash collateral received from broker for forward currency contracts. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.
The following table is intended to provide additional information about the effect of the forward currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statement of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of December 31, 2024.

As of December 31, 2024
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
SMBC Capital Markets Inc.	Foreign exchange	$97	$—	$97	$—	$97
		$97	$—	$97	$—	$97
(1)In some instances, the actual collateral pledged could be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The impact of derivative transactions for the three months ended December 31, 2024 and 2023 on the Consolidated Statement of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2024	2023
Foreign exchange	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2024	2023
Foreign exchange	$97	$—

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three months ended December 31, 2024 and 2023:

Average U.S. Dollar notional outstanding	Three months ended December 31,
	2024	2023
Forward currency contracts	$9,922	$—
Exclusion of the Investment Adviser from Commodity Pool Operator Definition
Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company could cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. The Investment Adviser has claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 7. Fair Value Measurements
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2024 and 2023. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.
Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both December 31, 2024 and September 30, 2024, were valued using Level 3 inputs. As of both December 31, 2024 and September 30, 2024, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs. As of December 31, 2024, all forward currency contracts were valued using Level 2 inputs.

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
In addition, for certain debt investments, the Valuation Designee bases its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that the Company and others could be willing to pay. Ask prices represent the lowest price that the Company and others could be willing to accept. The Valuation Designee generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.
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
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of December 31, 2024 and September 30, 2024:

As of December 31, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,512,965	$1,512,965
Equity investments(1)	—	—	19,701	19,701
Money market funds(1)(2)	20,677	—	—	20,677
Forward currency contracts	—	97	—	97
Total assets, at fair value:	$20,677	$97	$1,532,666	$1,553,440

As of September 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,294,931	$1,294,931
Equity investments(1)	—	—	16,070	16,070
Money market funds(1)(2)	20,893	—	—	20,893
Total assets, at fair value:	$20,893	$—	$1,311,001	$1,331,894

(1) Refer to the Consolidated Schedules of Investments for further details.
(2) Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2024 and 2023 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of December 31, 2024 and 2023 was $1,112 and $1,504, respectively.
The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2024 and 2023:

	For the three months ended December 31, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,294,931	$16,070	$1,311,001
Net change in unrealized appreciation (depreciation) on investments	1,777	979	2,756
Net translation of investments in foreign currencies	(5,852)	—	(5,852)
Realized gain (loss) on translation of investments in foreign currencies	(4)	—	(4)
Fundings of (proceeds from) revolving loans, net	1,799	—	1,799
Fundings of investments	223,522	2,558	226,080
PIK interest and non-cash dividends	2,298	94	2,392
Proceeds from principal payments and sales of portfolio investments	(6,459)	—	(6,459)
Accretion of discounts and amortization of premiums	953	—	953
Fair value, end of period	$1,512,965	$19,701	$1,532,666

	For the three months ended December 31, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$313,688	$5,227	$318,915
Net change in unrealized appreciation (depreciation) on investments	830	231	1,061
Net translation of investments in foreign currencies	447	—	447
Realized gain (loss) on investments	—	(3)	(3)
Fundings of (proceeds from) revolving loans, net	264	—	264
Fundings of investments	324,521	385	324,906
PIK interest and non-cash dividends	979	32	1,011
Proceeds from principal payments and sales of portfolio investments	(465)	—	(465)
Accretion of discounts and amortization of premiums	405	—	405
Fair value, end of period	$640,669	$5,872	$646,541

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2024 and September 30, 2024:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2024	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$46,154	Yield analysis	Market interest rate	8.3% - 9.5% (8.8%)
		Market comparable companies	EBITDA multiples	6.5x - 20.0x (10.2x)
One stop loans(2)	$1,426,609	Yield analysis	Market interest rate	3.8% - 20.0% (9.2%)
		Market comparable companies	EBITDA multiples	5.5x - 38.0x (16.6x)
		Market comparable companies	Revenue multiples	2.5x - 16.5x (9.6x)
	34,606	Broker/dealer bids or quotes	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans	$5,596	Yield analysis	Market interest rate	10.0% - 15.0% (12.1%)
		Market comparable companies	EBITDA multiples	9.5x - 24.0x (12.1x)
Equity(3)	$19,701	Market comparable companies	EBITDA multiples	9.0x - 23.0x (16.2x)
			Revenue multiples	2.5x - 16.5x (14.5x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)The Company valued $1,211,834 and $214,775 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(3)The Company valued $17,656 and $2,045 of equity investments using EBITDA and revenue multiples, respectively.

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2024	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$39,358	Yield analysis	Market interest rate	8.5% - 9.5% (8.9%)
		Market comparable companies	EBITDA multiples	6.5x - 16.0x (8.6x)
One stop loans(2)	$1,215,534	Yield analysis	Market interest rate	6.3% - 21.0% (9.3%)
		Market comparable companies	EBITDA multiples	8.0x - 38.0x (16.4x)
		Market comparable companies	Revenue multiples	2.8x - 16.5x (9.4x)
	$34,672	Broker/dealer bids or quotes	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans	$5,367	Yield analysis	Market interest rate	10.8% - 15.0% (12.2%)
		Market comparable companies	EBITDA multiples	9.5x - 24.0x (12.3x)
Equity(3)	$16,070	Market comparable companies	EBITDA multiples	9.0x - 23.0x (16.6x)
			Revenue multiples	2.8x - 16.5x (15.3x)
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
The following are the carrying values and fair values of the Company’s debt as of December 31, 2024 and September 30, 2024:

	As of December 31, 2024		As of September 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$804,428	$804,428	$691,985	$691,985
Note 8. Borrowings
In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On April 1, 2022, the Company’s sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of December 31, 2024, the Company’s asset coverage for borrowed amounts was 192.2%.
PNC Facility: On July 8, 2022, the Company entered into a Revolving Credit and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as administrative agent, collateral agent, and a lender, and PNC Capital Markets LLC, as structuring agent. As of December 31, 2024, the PNC Facility allowed the Company to borrow in an aggregate amount of up to $250,000, subject to leverage and borrowing base restrictions, with a stated maturity date of July 8, 2025.
As of December 31, 2024, the PNC Facility bears interest, at the Company’s election and depending on the currency of the borrowing, of either CORRA, SONIA, €STR, Daily Simple SOFR, Term SOFR, or the Base Rate (each, as defined in the PNC Facility) plus a margin ranging from 2.15% to 2.45%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GBDC 4 Funding securing the facility. As of December 31, 2024 and September 30, 2024, the Company had outstanding debt of $173,500 and $240,428, respectively, under the PNC Facility.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three months ended December 31, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates, and average outstanding balances for the PNC Facility were as follows:

	Three months ended December 31,
	2024	2023
Stated interest expense	$3,980	$3,386
Facility fees	9	50
Amortization of debt issuance costs	321	207
Total interest expense	$4,310	$3,643
Cash paid for interest expense	$6,334	$2,583
Annualized average stated interest rate(1)	7.0%	7.6%
Average outstanding balance	$226,750	$177,737
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
DB Credit Facility: On March 28, 2024 (the “DB Credit Facility Effective Date”), the Company and GBDC 4 Funding II entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank National Trust Company, as collateral agent and as collateral custodian. The period during which GBDC 4 Funding II may request drawdowns under the DB Credit Facility (the “DB Credit Facility Revolving Period”) commenced on the DB Credit Facility Effective Date and continues through March 28, 2027 unless there is an earlier termination or event of default. The DB Credit Facility will mature on March 28, 2030, three years from the last day of the DB Credit Facility Revolving Period, unless terminated earlier in accordance with the DB Credit Facility. As of December 31, 2024, the DB Credit Facility allowed the Company to borrow in an aggregate amount of up to $300,000, subject to leverage and borrowing base restrictions.
As of December 31, 2024, the DB Credit Facility bears interest at the applicable base rate plus 2.35% per annum during the DB Credit Facility Revolving Period and 2.85% after the DB Credit Facility Revolving Period. The base rate under the DB Credit Facility is (i) the three-month CORRA plus an adjustment for a period of three months equal to 0.32138% with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple SONIA with respect to any advances denominated U.K. pound sterling plus an adjustment for a period of three months equal to 0.1193%, (v) the daily simple Swiss Average Rate Overnight with respect to any advances denominated in Swiss francs, (vi) the three-month Copenhagen Interbank Offered Rate with respect to any advances denominated in Danish krones, (vii) the three-month Bank Bill Benchmark Rate with respect to any advances denominated in New Zealand dollars, (viii) the three-month Norwegian Krone Interbank Offered Rate with respect to any advances denominated in Norwegian krona, (ix) the three-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish krona, and (x) the three-month term SOFR with respect to any other advances. Additionally, a syndication/agent fee is payable to the facility agent each quarter. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the DB Credit Facility Revolving Period, an additional fee based on unfunded commitments of the lenders could be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the DB Credit Facility Effective Date, respectively.
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
As of December 31, 2024 and September 30, 2024, the Company had $297,231 and $299,557, respectively, of outstanding debt under the DB Credit Facility.
For the three months ended December 31, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended December 31,
	2024	2023
Stated interest expense	$5,225	$—
Facility fees	195	—
Amortization of debt issuance costs	146	—
Total interest expense	$5,566	$—
Cash paid for interest expense	$5,445	$—
Annualized average stated interest rate(1)	7.0%	N/A
Average outstanding balance	$296,214	$—
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
BNP Credit Facility: On August 15, 2024 (the “BNP Credit Facility Effective Date”), the Company and GBDC 4 Funding III entered into a revolving credit and security agreement (the “BNP Credit Facility”), with the Company, as equityholder and as servicer, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, each of the securitization subsidiaries from time to time parties thereto and Computershare Trust Company, N.A., as collateral agent. Under the BNP Credit Facility, the lenders have agreed to extend credit to GBDC 4 Funding III in an aggregate principal amount of up to $750,000 as of December 31, 2024. The period during which GBDC 4 Funding III may request drawdowns under the BNP Credit Facility (the “BNP Credit Facility Revolving Period”) commenced on the BNP Credit Facility Effective Date and will continue through August 15, 2027, unless there is an earlier termination due to an event of default. The BNP Credit Facility will mature on August 15, 2030, the first business day on or after the date that is the 36-month anniversary of the last day of the BNP Credit Facility Revolving Period, unless terminated earlier in accordance with the BNP Credit Facility.
As of December 31, 2024, borrowings under the BNP Credit Facility in United States Dollars will bear interest at the applicable base rate plus 2.10% per annum during the BNP Credit Facility Revolving Period, and 2.35% per annum after the BNP Credit Facility Revolving Period (the “BNP Credit Facility Applicable Margin”), and borrowings in eligible currencies other than United States Dollars will bear interest at the applicable base rate plus (i) the BNP Credit Facility Applicable Margin and (ii) 0.15% per annum. The base rate under the BNP Credit Facility is (i) term CORRA with respect to any advances denominated in Canadian dollars, (ii) the 3-month Euro Interbank Offered Rate with respect to any advances denominated in Euros, (iii) the 3-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the adjusted cumulative compound Sterling Overnight Index Average with respect to any other advances denominated in U.K. pound sterling, (v) daily simple adjusted non-cumulative compound SARON with respect to any advances denominated in Swiss francs, (vi) 3-month Norwegian Interbank Offered Rate with respect to any advances denominated in Norwegian Krona, (vii) 3-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish Krona and (viii) the term SOFR with respect to advances denominated in United States Dollars and any other advances.
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
As of December 31, 2024 and September 30, 2024, the Company had $333,697 and $152,000, respectively, of outstanding debt under the BNP Credit Facility.
For the three months ended December 31, 2024 and 2023, the components of interest expense, annualized average stated interest rates and average outstanding balances for the BNP Credit Facility were as follows:

	Three months ended December 31,
	2024	2023
Stated interest expense	$4,447	$—
Amortization of debt issuance costs	485	—
Total interest expense	$4,932	$—
Annualized average stated interest rate(1)	7.2%	N/A
Average outstanding balance	$244,654	$—
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of December 31, 2024 and September 30, 2024, the Company was permitted to borrow up to $100,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of April 12, 2025. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of December 31, 2024 was 4.2%. As of December 31, 2024 and September 30, 2024, the Company had no outstanding debt under the Adviser Revolver.
For the three months ended December 31, 2024 and 2023, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended December 31,
	2024	2023
Stated interest expense	$—	$22
Cash paid for interest expense	—	—
Annualized average stated interest rate(1)	—%	5.1%
Average outstanding balance	$—	$1,665
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
As of December 31, 2024 and September 30, 2024, the Company had no other short-term borrowings.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three months ended December 31, 2024 and 2023, the stated interest expense, annualized average stated interest rates and average outstanding balances for short-term borrowings were as follows:

	Three months ended December 31,
	2024	2023
Stated interest expense	$—	$1,914
Annualized average stated interest rate	N/A	8.3%
Average outstanding balance	$—	$91,146
For the three months ended December 31, 2024 and 2023, the average total debt outstanding was $767,618 and $270,548, respectively.
For the three months ended December 31, 2024 and 2023, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 7.7%, and 8.2%, respectively.
A summary of the Company’s maturity requirements for borrowings as of December 31, 2024 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
PNC Facility	$173,500	$173,500	$—	$—	$—
DB Credit Facility	297,231	—	—	—	297,231
BNP Credit Facility	333,697	—	—	—	333,697
Total borrowings	$804,428	$173,500	$—	$—	$630,928
Note 9. Commitments and Contingencies
Commitments: As of December 31, 2024, the Company had outstanding commitments to fund investments totaling $408,702, including $120,568 of commitments on undrawn revolvers. As of September 30, 2024, the Company had outstanding commitments to fund investments totaling $380,710, including $103,946 of commitments on undrawn revolvers.
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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of December 31, 2024. As of September 30, 2024, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Concentration of credit and counterparty risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company has engaged and, in the future, could engage again in derivative transactions with counterparties. In the event that the counterparties do not fulfill their obligations, the Company could be exposed to risk.
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
Note 10. Financial Highlights
The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data:(1)	2024	2023
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income - after tax	(0.47)	(0.61)
Net investment income - after tax	0.41	0.54
Net realized gain (loss) on investment transactions	0.00 ^	(0.00) ^
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.06	0.07
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	3.11%	4.09%
Number of common shares outstanding	50,350,054.895	21,468,146.606

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2024	2023
Ratio of net investment income - after tax to average net assets*	10.96%	14.41%
Ratio of total expenses to average net assets*(5)	13.14%	13.17%
Ratio of management fee waiver to average net assets*	(1.91)%	(1.74)%
Ratio of incentive fee waiver to average net assets	(0.31)%	(0.72)%
Ratio of incentive fees to average net assets(5)	0.67%	0.72%
Ratio of excise tax to average net assets(5)	—%	0.01%
Ratio of net expenses to average net assets*(5)	10.92%	10.71%
Ratio of total expenses (without incentive fees) to average net assets*(5)	12.47%	12.45%
Total return based on average net asset value(6)	3.08%	4.07%
Total return based on average net asset value - annualized*(6)	12.23%	16.18%
Net assets at end of period	$755,251	$322,022
Average debt outstanding	$767,618	$270,548
Average debt outstanding per share	$15.25	$12.60
Portfolio Turnover*	1.82%	0.38%
Asset coverage ratio(7)	192.24%	196.09%
Asset coverage ratio per unit(8)	$1,922	$1,961
Average market value per unit (9):
Adviser Revolver	N/A	N/A
PNC Facility	N/A	N/A
DB Credit Facility	N/A	N/A
BNP Credit Facility	N/A	N/A

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
(9)Not applicable as the Adviser Revolver, PNC Facility, DB Credit Facility and BNP Credit Facility are not registered for public trading.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 11. Earnings Per Share
The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2024 and 2023:

	Three months ended December 31,
	2024	2023
Earnings available to stockholders	$20,292	$10,009
Basic and diluted weighted average shares outstanding	44,111,474	16,495,525
Basic and diluted earnings per share	$0.46	$0.61
Note 12. Dividends and Distributions
The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the three months ended December 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the three months ended December 31, 2024
08/02/2024	10/15/2024	12/18/2024	43,346,830.170	$0.1267	$5,494
11/14/2024	11/15/2024	01/08/2025	43,346,830.170	0.1488	6,449
11/14/2024	12/13/2024	02/18/2025	43,551,339.102	0.1917	8,349
Total dividends declared for the three months ended December 31, 2024					$20,292

For the three months ended December 31, 2023
08/03/2023	10/20/2023	12/27/2023	12,178,965.292	$0.1891	$2,302
11/17/2023	11/20/2023	12/27/2023	16,612,333.652	0.2009	3,337
11/17/2023	12/15/2023	02/20/2024	19,500,939.882	0.2240	4,370
Total dividends declared for the three months ended December 31, 2023					$10,009
The following table summarizes the Company’s distributions reinvested during the three months ended December 31, 2024 and 2023:

Payment Date	DRIP Shares Issued	NAV ($) Per Share	DRIP Shares Value
For the three months ended December 31, 2024
November 19, 2024	204,508.932	$15.00	$3,068
December 18, 2024	72,984.041	15.00	1,095
	277,492.973		$4,163

For the three months ended December 31, 2023
November 21, 2023	38,883.631	$15.00	$583
December 27, 2023	67,391.724	15.00	1,011
	106,275.355		$1,594

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
On January 1, 2025, the Company entered into subscription agreements with additional stockholders totaling $79,390, in the aggregate.
On January 3, 2025, the Company issued a capital call to stockholders that was due on January 13, 2025. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	01/13/2025	502,802.331	$15.00	$7,542

On January 8, 2025, the Company issued 85,661.548 shares through the DRIP.
On November 14, 2024 and February 3, 2025, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

February 26, 2025	May 21, 2025
In an amount (if positive) such that the net asset value of the Company as of February 28, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2025 through February 28, 2025 and the payment of this distribution is $15.00 per share.

March 17, 2025	May 21, 2025
In an amount (if positive) such that the net asset value of the Company as of March 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1, 2025 through March 31, 2025 and the payment of this distribution is $15.00 per share.

April 18, 2025	June 17, 2025
In an amount (if positive) such that the net asset value of the Company as of April 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2025 through April 30, 2025 and the payment of this distribution is $15.00 per share.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2024.

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
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $75.0 billion in capital under management as of January 1, 2025, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
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

As of December 31, 2024 and September 30, 2024, our portfolio at fair value was comprised of the following:

	As of December 31, 2024		As of September 30, 2024
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$46,154	3.0%	$39,358	3.0%
One stop	1,461,215	95.3	1,250,206	95.4
Second lien	4,696	0.3	4,446	0.3
Subordinated debt	900	0.1	921	0.1
Equity	19,701	1.3	16,070	1.2
Total	$1,532,666	100.0%	$1,311,001	100.0%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2024 and September 30, 2024, one stop loans included $214.8 million and $187.7 million, respectively, of recurring revenue loans at fair value.
As of December 31, 2024 and September 30, 2024, we had debt and equity investments in 165 and 148 portfolio companies, respectively.
The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented 100% of our debt investments and certain preferred equity investments, weighted average annualized income yield and weighted average annualized investment income yield of our total portfolio company investments, as well as the total return based on our average net asset value and our net investment income - return on equity, in each case, for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023:

	Three months ended
	December 31, 2024	September 30, 2024	December 31, 2023
Weighted average income yield(1)*	10.6%	11.6%	12.5%
Weighted average investment income yield(2)*	10.9%	12.0%	12.8%
Weighted average income yield of total investments(3)*	10.5%	11.5%	12.4%
Weighted average investment income yield of total investments(4)*	10.8%	11.9%	12.7%
Total return based on average net asset value(5)*	12.2%	14.3%	16.2%
Net investment income - return on equity(6)*	11.0%	12.9%	14.4%

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

As of December 31, 2024, GBDC 4 has earned an inception-to-date internal rate of return, or IRR, of 16.2% for stockholders taken as a whole. An individual stockholder’s IRR could vary based on the timing of their capital transactions. For the three months ended December 31, 2024 and 2023, GBDC 4 earned a fiscal year-to-date IRR of 12.8% and 25.1%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).
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

Recent Developments
On January 1, 2025, we entered into subscription agreements with additional stockholders totaling $79.4 million, in the aggregate.
On January 3, 2025, we issued a capital call to stockholders that was due on January 13, 2025. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	01/13/2025	502,802.331	$15.00	$7,542,035

On January 8, 2025, we issued 85,661.558 shares through the DRIP.
On November 14, 2024 and February 3, 2025, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 17, 2025	March 18, 2025
In an amount (if positive) such that our net asset value as of January 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period January 1, 2025 through January 31, 2025 and the payment of this distribution is $15.00 per share.

February 26, 2025	May 21, 2025
In an amount (if positive) such that our net asset value as of February 28, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period February 1, 2025 through February 28, 2025 and the payment of this distribution is $15.00 per share.

March 17, 2025	May 21, 2025
In an amount (if positive) such that our net asset value as of March 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period March 1, 2025 through March 31, 2025 and the payment of this distribution is $15.00 per share.

April 18, 2025	June 17, 2025
In an amount (if positive) such that our net asset value as of April 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period April 1, 2025 through April 30, 2025 and the payment of this distribution is $15.00 per share.

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
Consolidated operating results for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023 are as follows:

	Three months ended			Variances	Variances
	December 31, 2024	September 30, 2024	December 31, 2023	December 31, 2024 vs. September 30, 2024	December 31, 2024 vs. December 31, 2023
	(In thousands)
Interest income	$34,538	$32,817	$13,954	$1,721	$20,584
Payment-in-kind interest income	2,306	2,218	1,107	88	1,199
Accretion of discounts and amortization of premiums	953	1,324	405	(371)	548
Non-cash dividend income	94	61	32	33	62
Dividend income	67	—	—	67	67
Fee income	114	173	48	(59)	66
Total investment income	38,072	36,593	15,546	1,479	22,526
Net expenses	19,890	17,455	6,618	2,435	13,272
Net investment income - before tax	18,182	19,138	8,928	(956)	9,254
Excise tax	—	—	15	—	(15)
Net investment income - after tax	18,182	19,138	8,913	(956)	9,269
Net realized gain (loss) on investment transactions	136	210	(4)	(74)	140
Net change in unrealized appreciation (depreciation) on investment transactions	1,974	1,926	1,100	48	874
Net increase (decrease) in net assets resulting from operations	$20,292	$21,274	$10,009	$(982)	$10,283
Average earning debt investments, at fair value	$1,379,881	$1,207,537	$481,043	$172,344	$898,838
Average earning preferred equity investments, at fair value	$2,719	$1,548	$1,006	$1,171	$1,713
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
Investment Income
Investment income increased from the three months ended September 30, 2024 to the three months ended December 31, 2024 by $1.5 million, primarily due to an increase in interest income due to an increase in the average earning debt investments balance of $172.3 million that was partially offset by (i) declining interest base rates and, to a lesser extent, moderating spreads on new originations and (ii) reduced discount amortization acceleration from investment repayments as compared to the three months ended September 30, 2024.
Investment income increased from the three months ended December 31, 2023 to the three months ended December 31, 2024 by $22.5 million, primarily due to an increase in interest and PIK interest income due to an increase in the average earning debt investments balance of $898.8 million.

The annualized income yield by debt security type for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023 are as follows:

	Three months ended
	December 31, 2024	September 30, 2024	December 31, 2023
Senior secured	10.0%	10.8%	10.7%
One stop	10.6%	11.5%	12.3%
Second lien	14.3%	15.4%	17.0%
Subordinated debt	11.6%	12.7%	13.3%
Income yields on senior secured and one stop loans decreased for the three months ended December 31, 2024 as compared to the three months ended September 30, 2024 and for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023, primarily due to declining interest base rates and, to a lesser extent, spread compression on new originations during the second half of calendar year 2024. Our loan portfolio is partially insulated from a drop in floating interest rates as 96.9% of our loan portfolio at fair value is subject to an interest rate floor. As of December 31, 2024 and September 30, 2024, the weighted average base rate floor of our loans was 0.82%.
As of December 31, 2024, we have second lien investments in two portfolio companies and subordinated debt investments in four portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.
For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.
Expenses
The following table summarizes our expenses for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023:

	Three months ended			Variances	Variances
	December 31, 2024	September 30, 2024	December 31, 2023	December 31, 2024 vs. September 30, 2024	December 31, 2024 vs. December 31, 2023
	(In thousands)
Interest and facility fee expenses	$13,857	$12,737	$5,372	$1,120	$8,485
Amortization of debt issuance costs	951	713	207	238	744
Base management fee, net of waiver	1,811	1,548	615	263	1,196
Income incentive fee, net of waiver	2,056	2,094	—	(38)	2,056
Capital gain incentive fee accrued under GAAP	316	(298)	—	614	316
Professional fees	389	258	234	131	155
Administrative service fee	436	355	104	81	332
General and administrative expenses	74	48	86	26	(12)
Net expenses	$19,890	$17,455	$6,618	$2,435	$13,272
Average debt outstanding	$767,618	$651,925	$270,548	$115,693	$497,070
Interest Expense
Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $1.4 million from the three months ended September 30, 2024 to the three months ended December 31, 2024 primarily due to an increase in average debt outstanding of $115.7 million and the interest base rate determination dates on the BNP Credit Facility and DB Credit Facility (each as defined in “Note 8. Borrowings” of our consolidated financial statements). Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $9.2 million from the three months ended December 31, 2023 to the three months ended December 31, 2024, primarily due to an increase in average debt outstanding of $497.1 million as well as rising interest base rates on borrowings from our floating rate debt facilities. For more information about our outstanding borrowings for the three months ended December 31, 2024 and 2023, including the terms thereof, see “Note 8. Borrowings” in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended December 31, 2024, September 30, 2024, and December 31, 2023, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 7.7%, 8.2% and 8.2%, respectively.
The effective average interest rate decreased from both the three months ended December 31, 2024 compared to the three months ended September 30, 2024 and the three months ended December 31, 2024 compared to the three months ended December 31, 2023 primarily due to decreased interest base rates.
Management Fees
The base management fee, net of waiver, increased as a result of an increase in average gross assets for the three months ended September 30, 2024 to the three months ended December 31, 2024. The base management fee, net of waiver, increased as a result of an increase in average gross assets for the three months ended December 31, 2023 to the three months ended December 31, 2024.
Incentive Fees
The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.
For the three months ended December 31, 2024, September 30, 2024 and December 31, 2023, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee, as a percentage of Pre-Incentive Fee Net Investment Income was 20.0%. GC Advisors has agreed to irrevocably waive (i) all Income Incentive Fees payable pursuant to the Investment Advisory Agreement for the periods ending prior to April 1, 2024 (the “Waiver Period”) and (ii) the portion of the Income Incentive Fee that exceeds 10% of Pre-Incentive Fee Net Investment Income for periods ending on or prior to the date of the closing of a Liquidity Event. The Income Incentive Fee, net of waiver, remained relatively flat from the three months ended September 30, 2024 to the three months ended December 31, 2024. The Income Incentive Fee, net of waiver, increased by $2.1 million from the three months ended December 31, 2023 to the three months ended December 31, 2024 primarily due to a decrease in the Income Incentive Fee irrevocably waived by GC Advisors of $2.1 million for the three months ended December 31, 2024 as compared to $1.8 million, or 100% of the Income Incentive Fee, for the three months ended December 31, 2023.
As of December 31, 2024 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of December 31, 2024 and September 30, 2024, there was $1.2 million and $0.9 million, respectively, of capital gain incentive fee accrual under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. For the three months ended December 31, 2024, there was $0.3 million of accrual of capital gain incentive fee under GAAP. For the three months ended September 30, 2024, we recorded $0.3 million of reversal of capital gain incentive fee under GAAP. For the three months ended December 31, 2023, there was no accrual of capital gain incentive fee under GAAP.
Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of December 31, 2024 and September 30, 2024, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.
Professional Fees, Administrative Service Fee and General and Administrative Expenses
In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.2 million from the three months ended September 30, 2024 to the three months ended December 31, 2024 primarily due to increased administrative expenses associated with servicing a growing portfolio.

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.5 million from the three months ended December 31, 2023 to the three months ended December 31, 2024 primarily due to higher professional fees and administrative expenses associated with servicing a growing portfolio.
The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2024, September 30, 2024 and December 31, 2023 were $0.3 million, $0.2 million and $0.3 million, respectively.
As of December 31, 2024 and September 30, 2024, included in accounts payable and other liabilities were $0.5 million and $0.3 million of expenses paid on behalf of us by the Administrator.
Net Realized and Unrealized Gains and Losses
The following table summarizes our net realized and unrealized gains (losses) for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023:

	Three months ended			Variances	Variances
	December 31, 2024	September 30, 2024	December 31, 2023	December 31, 2024 vs. September 30, 2024	December 31, 2024 vs. December 31, 2023
	(In thousands)
Net realized gain (loss) from investments	$—	$33	$(3)	$(33)	$3
Net realized gain (loss) from foreign currency transactions	136	177	(1)	(41)	137
Net realized gain (loss) on investment transactions	$136	$210	$(4)	$(74)	$140
Unrealized appreciation from investments	4,156	4,418	1,735	(262)	2,421
Unrealized (depreciation) from investments	(1,400)	(2,511)	(674)	1,111	(726)
Unrealized appreciation (depreciation) from forward currency contracts	97	—	—	97	97
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(879)	19	39	(898)	(918)
Net change in unrealized appreciation (depreciation) on investment transactions	$1,974	$1,926	$1,100	$48	$874
During the three months ended December 31, 2024, we had a net realized gain of $0.1 million, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars. During the three months ended September 30, 2024, we had a net realized gain of approximately $0.2 million, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars and a realized gain recognized on the partial sale of a portfolio company investment. During the three months ended December 31, 2023, we had a net realized loss in an amount less than $0.1 million, primarily driven by a realized loss on the partial redemption of an equity investment, and to a lesser extent, realized losses on foreign currency transactions.
For the three months ended December 31, 2024, we had $4.2 million in unrealized appreciation on 56 portfolio company investments, which was offset by $1.4 million in unrealized depreciation on 109 portfolio company investments. For the three months ended September 30, 2024, we had $4.4 million in unrealized appreciation on 56 portfolio company investments, which was offset by $2.5 million in unrealized depreciation on 98 portfolio company investments. For the three months ended December 31, 2023, we had $1.7 million in unrealized appreciation on 34 portfolio company investments, which was offset by $0.7 million in unrealized depreciation on 64 portfolio company investments.
Unrealized appreciation for the three months ended December 31, 2024 and September 30, 2024 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized appreciation for the three months ended December 31, 2023 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments.
Unrealized depreciation for the three months ended December 31, 2024 and September 30, 2024 primarily resulted from amortization of discounts on originated loans during the year and a modest decrease in market prices of certain portfolio company investments. Unrealized depreciation for the three months ended December 31, 2023 primarily resulted from amortization of discounts during the quarter on recently originated loans and a modest decrease in market prices of certain portfolio company investments

Liquidity and Capital Resources
For the three months ended December 31, 2024, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $6.3 million. During the period, we used $196.4 million in operating activities, primarily as a result of fundings of portfolio investments of $226.1 million, partially offset by proceeds from principal payments and sales of portfolio investments of $6.5 million. During the same period, cash provided by financing activities was $202.7 million, primarily driven by borrowings on debt of $578.1 million and proceeds from the issuance of common stock of $100.7 million, partially offset by repayments of debt of $459.2 million and distributions paid of $16.8 million.
For the three months ended December 31, 2023, we experienced a net decrease in cash and cash equivalents and foreign currencies of $35.7 million. During the period, we used $316.9 million in operating activities, primarily as a result of fundings of portfolio investments of $324.9 million, partially offset by proceeds from principal payments and sales of portfolio investments of $0.5 million. During the same period, cash provided by financing activities was $281.2 million, primarily driven by borrowings on debt of $156.9 million, proceeds from other short-term borrowings of $149.8 million and proceeds from the issuance of common stock of $137.4 million, partially offset by repayments of debt of $154.3 million.
As of December 31, 2024 and September 30, 2024, we had cash and cash equivalents of $6.9 million and $8.2 million, respectively. In addition, we had foreign currencies of $5.3 million and $1.0 million as of December 31, 2024 and September 30, 2024, respectively, restricted cash and cash equivalents of $27.1 million and $25.3 million and restricted foreign currencies of $0.5 million and $0.3 million as of December 31, 2024 and September 30, 2024, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our credit facilities, as applicable.
As of December 31, 2024 and September 30, 2024, we had investor capital subscriptions totaling $1,062.0 million and $1,032.8 million, respectively, of which $736.9 million and $636.0 million, respectively, had been called and contributed, leaving $325.1 million and $396.9 million of uncalled investor capital subscriptions, respectively.
Revolving Debt Facilities
PNC Facility - On July 8, 2022, we entered into the PNC Facility (as defined in “Note 8. Borrowings” of our consolidated financial statements) with PNC Bank. As of December 31, 2024 and September 30, 2024, we were permitted to borrow up to $250.0 million, at any one time outstanding under the PNC Facility, as amended. As of December 31, 2024 and September 30, 2024, we had outstanding debt of $173.5 million and $240.4 million, respectively, under the PNC Facility. As of December 31, 2024, subject to leverage and borrowing base restrictions, we had approximately $76.5 million of remaining commitments and $1.4 million of availability on the PNC Facility.
DB Credit Facility - On March 28, 2024, we and GBDC 4 Funding II entered into the DB Credit Facility (as defined in “Note 8. Borrowings” of our consolidated financial statements) with Deutsche Bank. As of December 31, 2024 and September 30, 2024, the DB Credit Facility, as amended, allowed GBDC 4 Funding II to borrow up to $300.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2024 and September 30, 2024, we had $297.2 million and $299.6 million, respectively, outstanding under the DB Credit Facility. As of December 31, 2024, subject to leverage and borrowing base restrictions, we had approximately $2.8 million of remaining commitments and $1.0 million of availability on the DB Credit Facility.
BNP Credit Facility - On August 15, 2024, we and GBDC 4 Funding III entered into the BNP Credit Facility (as defined in “Note 8. Borrowings” of our consolidated financial statements) with BNP Paribas. As of December 31, 2024 and September 30, 2024, the BNP Credit Facility allowed GBDC 4 Funding III to borrow up to $750.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2024 and September 30, 2024, we had outstanding debt of $333.7 million and $152.0 million, respectively, under the BNP Credit Facility. As of December 31, 2024, subject to leverage and borrowing base restrictions, we had approximately $416.3 million of remaining commitments and $200.1 million of availability on the BNP Credit Facility.

Adviser Revolver - As of December 31, 2024 and September 30, 2024, we were permitted to borrow up to $100.0 million at any one time outstanding under the Adviser Revolver. As of December 31, 2024 and September 30, 2024, we had no outstanding debt under the Adviser Revolver.
Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations
In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 1, 2022, our sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, our asset coverage requirement is reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of December 31, 2024, our asset coverage for borrowed amounts was 192.2%.
As of December 31, 2024, we had outstanding commitments to fund investments totaling $408.7 million, including $120.6 million of unfunded commitments on revolvers. As of September 30, 2024, we had outstanding commitments to fund investments totaling $380.7 million, including $103.9 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement as of December 31, 2024 and September 30, 2024, respectively. A summary of maturity requirements for our principal borrowings under the PNC Facility, DB Credit Facility, BNP Credit Facility and the Adviser Revolver as of December 31, 2024 are included in “Note 8. Borrowings” of our consolidated financial statements. We did not have any other material contractual payment obligations as of December 31, 2024. As of December 31, 2024, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash and restricted cash balances that we maintain, availability under our PNC Facility, DB Credit Facility, BNP Credit Facility and Adviser Revolver, as well as ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.
In addition, we have entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 of our consolidated financial statements for outstanding forward currency contracts as of December 31, 2024. As of September 30, 2024, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and could realize a loss. We seek to minimize market risk through monitoring our investments and borrowings.
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

Portfolio Composition, Investment Activity and Yield
As of December 31, 2024 and September 30, 2024, we had investments in 165 and 148 portfolio companies, respectively, with a total fair value of $1,532.7 million and $1,311.0 million, respectively.
The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023:

	Three months ended
	December 31, 2024		September 30, 2024		December 31, 2023
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$7,448	2.9%	$2,200	1.1%	$26,555	5.4%
One stop	251,340	96.1	201,374	96.7	461,365	94.5
Subordinated debt	—	—	744	0.4	50	0.0 *
Equity	2,648	1.0	3,838	1.8	385	0.1
Total new investment commitments	$261,436	100.0%	$208,156	100.0%	$488,355	100.0%
* Represents an amount less than 0.1%.
For the three months ended December 31, 2024 and 2023, we had approximately $6.5 million and $0.5 million, respectively, in proceeds from principal payments and sales of portfolio investments.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2024(1)			As of September 30, 2024(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured	$46,191	$45,758	$46,154	$39,377	$38,960	$39,358
One stop	1,464,732	1,447,773	1,461,215	1,254,102	1,232,741	1,250,206
Second lien	4,696	4,626	4,696	4,446	4,373	4,446
Subordinated debt	900	923	900	929	897	921
Equity	N/A	17,192	19,701	N/A	14,541	16,070
Total	$1,516,519	$1,516,272	$1,532,666	$1,298,854	$1,291,512	$1,311,001

(1)As of December 31, 2024, $173.7 million and $174.6 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
(2)As of September 30, 2024, $181.7 million and $184.4 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
As of December 31, 2024 and September 30, 2024, we had no loans on non-accrual status. As of December 31, 2024 and September 30, 2024, the fair value of our debt investments as a percentage of the outstanding principal value was 99.8% and 99.7%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2024, September 30, 2024 and December 31, 2023:

	Three months ended
	December 31, 2024	September 30, 2024	December 31, 2023
Weighted average rate of new investment fundings	9.3%	9.9%	11.2%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.0%	5.2%	5.9%
Weighted average fees of new investment fundings	0.9%	0.9%	1.3%
Weighted average rate of sales and payoffs of portfolio investments	10.4%	11.2%	11.7%
As of December 31, 2024, 96.9% of our debt portfolio at both amortized cost and fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2024, 96.5% and 96.4% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of December 31, 2024 and September 30, 2024, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $90.0 million and $81.9 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.
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
The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2024 and September 30, 2024:

	As of December 31, 2024		As of September 30, 2024
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$59,139	3.9%	$1,142	0.1%
4	1,467,099	95.7	1,303,520	99.4
3	6,427	0.4	6,339	0.5
2	—	—	—	—
1	1	0.0 *	—	—
Total	$1,532,666	100.0%	$1,311,001	100.0%
* Represents an amount less than 0.1%.
The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of December 31, 2024 and September 30, 2024:

	Average Price[1]
Category	As of December 31, 2024	As of September 30, 2024
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.8%	99.7%
Internal Performance Rating 3 (Performing Below Expectations)	95.5	94.2
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	—	—
Total	99.8%	99.7%

(1)Includes only debt investments held as of December 31, 2024 and September 30, 2024. Value reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a subscription agreement with us to purchase our common stock on the same terms and conditions as other investors for a capital subscription of $100.0 million. As of December 31, 2024, we have issued 5,967,993.464 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $89.5 million and have also issued 139,172.373 shares to GGP Class B-P, LLC through the DRIP.
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
Pursuant to Rule 2a-5 under the 1940 Act, as recently amended, effective August 2, 2024, our board of directors, as permitted, has designated GC Advisors as our valuation designee (the “Valuation Designee”) to perform the determination of fair value of our investments for which market quotations are not readily available, or valued by a third-party pricing service, in accordance with our valuation policies and procedures, subject to the oversight of our board of directors.
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
In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2024 and 2023. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.
Valuation of Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both December 31, 2024 and September 30, 2024 were valued using Level 3 inputs. As of both December 31, 2024 and September 30, 2024, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs. As of December 31, 2024, all forward currency contracts were valued using Level 2 inputs.
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
Non-accrual loans: Loans may be left on accrual status while we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of December 31, 2024 and September 30, 2024, we had no portfolio company investments on non-accrual status.
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

Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2024 we did not record any U.S. federal excise tax. For the three months ended December 31, 2023 we recorded $15,000 for U.S. federal excise tax.
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
Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2024 and September 30, 2024, the weighted average floor on loans subject to floating interest rates was 0.82% and 0.77%, respectively. In addition, the PNC Facility has a floating interest rate provision based on Term SOFR, Daily Simple SOFR, SONIA, €STR, or CORRA (each, as defined in the PNC Facility), plus a margin ranging from 2.15% to 2.45%. The DB Credit Facility has a floating interest rate provision based on the applicable base rate plus 2.35%. The BNP Credit Facility has a floating interest rate provision based on the applicable base rate plus 2.10%. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.
Assuming that the unaudited interim Consolidated Statement of Financial Condition as of December 31, 2024 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(29,874)	$(16,089)	$(13,785)
Down 150 basis points	(22,418)	(12,066)	(10,352)
Down 100 basis points	(14,946)	(8,044)	(6,902)
Down 50 basis points	(7,473)	(4,022)	(3,451)
Up 50 basis points	7,473	4,022	3,451
Up 100 basis points	14,946	8,044	6,902
Up 150 basis points	22,418	12,066	10,352
Up 200 basis points	29,891	16,089	13,802

(1)    Assumes applicable three-month base rate as of December 31, 2024, with the exception of SONIA and Prime that utilize the December 31, 2024 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2024, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the PNC Facility, DB Credit Facility, BNP Credit Facility and the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.
We have and, could in the future, hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swaps, futures, options and forward contracts to the limited extent permitted under the 1940 Act and applicable commodities laws. While hedging activities could insulate us against adverse changes in interest rates, they could also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 4. Controls and Procedures.
As of December 31, 2024 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information
Item 1: Legal Proceedings.
We, GC Advisors and Golub Capital LLC may, from time to time, be involved in legal and regulatory proceedings arising out of our respective operations in the normal course of business or otherwise. While there can be no assurance of the ultimate disposition of any such proceedings, each of us, GC Advisors and Golub Capital LLC do not believe it is currently subject to any material legal proceedings.
Item 1A: Risk Factors.
There have been no material changes during the three months ended December 31, 2024 to the risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended September 30, 2024.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.
Previously disclosed on Form 8-K filings.
Item 3: Defaults Upon Senior Securities.
None.
Item 4: Mine Safety Disclosures.
None.
Item 5: Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Golub Capital BDC 4, Inc.

Date: February 7, 2025	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2025	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)