Form 10-Q
period 2025-03-31
Golub Capital BDC 4, Inc.
filed 2025-05-08
CIK 1901612

_____________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of May 8, 2025, the Registrant had 57,232,221.572 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2025	September 30, 2024
	(unaudited)
Assets
Non-controlled / non-affiliate company investments at fair value (amortized cost of $1,621,842 and $1,291,512, respectively)	$1,643,383	$1,311,001
Cash and cash equivalents	8,271	8,175
Foreign currencies (cost of $2,466 and $873, respectively)	2,564	1,019
Restricted cash and cash equivalents	29,791	25,337
Restricted foreign currencies (cost of $1,936 and $294, respectively)	1,920	316
Interest receivable	11,507	16,566
Receivable for investments	1,045	5,085
Capital call receivable	75	—
Deferred offering costs	—	68
Other assets	90	117
Total Assets	$1,698,646	$1,367,684
Liabilities
Debt	$835,504	$691,985
Less unamortized debt issuance costs	(7,131)	(7,871)
Debt less unamortized debt issuance costs	828,373	684,114
Interest payable	11,897	12,293
Distributions payable	15,832	15,502
Management and incentive fees payable	5,609	4,521
Unrealized depreciation on forward currency contracts	159	—
Accrued trustee fees	53	47
Accounts payable and other liabilities	1,177	1,005
Total Liabilities	863,100	717,482
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2025 and September 30, 2024	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 55,703,115.572 and 43,346,830.170 shares issued and outstanding as of March 31, 2025 and September 30, 2024, respectively	56	43
Paid in capital in excess of par	835,184	649,853
Distributable earnings (losses)	306	306
Total Net Assets	835,546	650,202
Total Liabilities and Total Net Assets	$1,698,646	$1,367,684
Number of common shares outstanding	55,703,115.572	43,346,830.170
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Investment income
Interest income	$38,699	$21,622	$74,190	$35,981
Payment-in-kind interest income	2,265	1,276	4,571	2,383
Dividend income	114	43	275	75
Fee income	136	96	250	144
Total investment income	41,214	23,037	79,286	38,583
Expenses
Interest and other debt financing expenses	14,797	8,214	29,605	13,793
Base management fee	5,430	2,557	10,409	4,248
Incentive fee	4,786	2,678	9,213	4,461
Professional fees	367	231	756	465
Administrative service fee	527	199	963	303
General and administrative expenses	71	61	145	147
Total expenses	25,978	13,940	51,091	23,417
Base management fee waived (Note 4)	(3,455)	(1,628)	(6,623)	(2,704)
Incentive fee waived (Note 4)	(2,348)	(2,678)	(4,403)	(4,461)
Net expenses	20,175	9,634	40,065	16,252
Net investment income - before tax	21,039	13,403	39,221	22,331
Excise tax	—	10	—	25
Net investment income - after tax	21,039	13,393	39,221	22,306
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	—	—	—	(3)
Foreign currency transactions	145	30	281	29
Net realized gain (loss) on investment transactions	145	30	281	26
Net change in unrealized appreciation (depreciation) from:
Investments	935	6,202	3,691	7,263
Forward currency contracts	(256)	—	(159)	—
Translation of assets and liabilities in foreign currencies	400	(44)	(479)	(5)
Net change in unrealized appreciation (depreciation) on investment transactions	1,079	6,158	3,053	7,258
Net gain (loss) on investment transactions	1,224	6,188	3,334	7,284
Net increase (decrease) in net assets resulting from operations	$22,263	$19,581	$42,555	$29,590
Per Common Share Data
Basic and diluted earnings (losses) per common share (Note 11)	$0.43	$0.84	$0.89	$1.49
Basic and diluted weighted average common shares outstanding (Note 11)	51,286,041	23,316,356	47,659,337	19,887,305

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2023	12,178,965.292	$12	$182,525	$147	$182,684
Issuance of common stock	15,087,851.157	15	226,303	—	226,318
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	22,306	22,306
Net realized gain (loss) on investment transactions	—	—	—	26	26
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	7,258	7,258
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	209,685.628	—	3,145	—	3,145
Distributions from distributable earnings (losses)	—	—	—	(13,973)	(13,973)
Distributions declared and payable	—	—	—	(15,617)	(15,617)
Total increase (decrease) for the six months ended March 31, 2024	15,297,536.785	15	229,448	—	229,463
Balance at March 31, 2024	27,476,502.077	$27	$411,973	$147	$412,147
Balance at December 31, 2023	21,468,146.606	$21	$321,854	$147	$322,022
Issuance of common stock	5,904,945.198	6	88,568	—	88,574
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	13,393	13,393
Net realized gain (loss) on investment transactions	—	—	—	30	30
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	6,158	6,158
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	103,410.273	—	1,551	—	1,551
Distributions from distributable earnings (losses)	—	—	—	(3,964)	(3,964)
Distributions declared and payable	—	—	—	(15,617)	(15,617)
Total increase (decrease) for the three months ended March 31, 2024	6,008,355.471	6	90,119	—	90,125
Balance at March 31, 2024	27,476,502.077	$27	$411,973	$147	$412,147
Balance at September 30, 2024	43,346,830.170	$43	$649,853	$306	$650,202
Issuance of common stock	11,793,923.949	12	176,896	—	176,908
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	39,221	39,221
Net realized gain (loss) on investment transactions	—	—	—	281	281
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	3,053	3,053
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	562,361.453	1	8,435	—	8,436
Distributions from distributable earnings (losses)	—	—	—	(26,723)	(26,723)
Distributions declared and payable	—	—	—	(15,832)	(15,832)
Total increase (decrease) for the six months ended March 31, 2025	12,356,285.402	13	185,331	—	185,344
Balance at March 31, 2025	55,703,115.572	$56	$835,184	$306	$835,546
Balance at December 31, 2024	50,350,054.895	$50	$754,895	$306	$755,251
Issuance of common stock	5,068,192.197	5	76,017	—	76,022
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	21,039	21,039
Net realized gain (loss) on investment transactions	—	—	—	145	145
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	1,079	1,079
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	284,868.480	1	4,272	—	4,273
Distributions from distributable earnings (losses)	—	—	—	(6,431)	(6,431)
Distributions declared and payable	—	—	—	(15,832)	(15,832)
Total increase (decrease) for the three months ended March 31, 2025	5,353,060.677	6	80,289	—	80,295
Balance at March 31, 2025	55,703,115.572	$56	$835,184	$306	$835,546
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$42,555	$29,590
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	1,921	490
Amortization of deferred offering costs	68	66
Accretion of discounts and amortization of premiums	(2,437)	(1,027)
Net realized (gain) loss on investments	—	3
Net realized (gain) loss on foreign currency transactions	(281)	(29)
Net change in unrealized (appreciation) depreciation on investments	(3,691)	(7,263)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	479	5
Net change in unrealized (appreciation) depreciation on forward currency contracts	159	—
Proceeds from (fundings of) revolving loans, net	(3,183)	(389)
Fundings of investments	(371,639)	(494,593)
Proceeds from principal payments and sales of portfolio investments	51,512	3,684
Payment-in-kind interest capitalized	(4,561)	(2,392)
Non-cash dividends capitalized	(208)	(75)
Proceeds from non-cash dividends	170	—
Changes in operating assets and liabilities:
Interest receivable	5,059	(5,623)
Receivable for investments	4,040	—
Other assets	27	310
Interest payable	(396)	3,755
Management and incentive fees payable	1,088	607
Accrued trustee fees	6	7
Accounts payable and other liabilities	172	95
Net cash provided by (used in) operating activities	(279,140)	(472,779)
Cash flows from financing activities
Borrowings on debt	865,804	384,312
Repayments of debt	(719,777)	(170,400)
Proceeds from other short-term borrowings	—	453,364
Repayments on other short-term borrowings	—	(425,260)
Capitalized debt issuance costs	(1,181)	(2,288)
Deferred offering costs	—	(50)
Proceeds from issuance of common shares	176,834	226,302
Distributions paid	(33,791)	(14,809)
Net cash provided by (used in) financing activities	287,889	451,171
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	8,749	(21,608)
Effect of foreign currency exchange rates	(1,050)	(4)
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	34,847	42,839
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$42,546	$21,227
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$28,079	$9,548
Distributions declared for the period	42,555	29,590
Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$75	$16
Stock issued in connection with dividend reinvestment plan	8,436	3,145
Change in distributions payable	330	11,636
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	March 31, 2025	September 30, 2024
Cash and cash equivalents	$8,271	$8,175
Foreign currencies (cost of $2,466 and $873, respectively)	2,564	1,019
Restricted cash and cash equivalents	29,791	25,337
Restricted foreign currencies (cost of $1,936 and $294, respectively)	1,920	316
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows (1)	$42,546	$34,847
(1) See Note 2 for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.#	One stop	SF +	6.50%	(i)	10.81%	02/2029	$14,651	$14,362	1.8%	$14,834
PPW Aero Buyer, Inc.	One stop	P +	5.50%	(a)(i)	12.03%	02/2029	33	32	—	33
PPW Aero Buyer, Inc.(5)	One stop	SF +	5.50%		N/A(6)	02/2029	—	(14)	—	—
PPW Aero Buyer, Inc.#	One stop	SF +	5.50%	(i)	9.80%	02/2029	1,401	1,392	0.2	1,401
							16,085	15,772	2.0	16,268
Air Freight & Logistics
RJW Group Holdings, Inc.#	One stop	SF +	5.25%	(i)	9.55%	11/2031	12,449	12,209	1.5	12,324
RJW Group Holdings, Inc.(5)	One stop	SF +	5.25%		N/A(6)	11/2031	—	(9)	—	(9)
							12,449	12,200	1.5	12,315
Auto Components
Arnott, LLC	One stop	SF +	4.75%	(j)	8.97%	11/2030	1,266	1,254	0.2	1,254
Arnott, LLC	One stop	P +	3.75%	(a)	11.25%	11/2030	36	34	—	34
Collision SP Subco, LLC#	One stop	SF +	5.50%	(i)	9.79%	01/2030	9,610	9,454	1.1	9,514
Collision SP Subco, LLC	One stop	SF +	5.50%	(h)(j)	9.82%	01/2030	4,345	4,300	0.5	4,289
Collision SP Subco, LLC	One stop	SF +	5.50%	(i)	9.79%	01/2030	238	213	—	222
OEConnection, LLC	One stop	SF +	5.00%	(h)	9.32%	04/2031	2,972	2,945	0.4	2,972
OEConnection, LLC(5)	One stop	SF +	5.00%		N/A(6)	04/2031	—	(16)	—	—
OEConnection, LLC*	One stop	SF +	5.00%	(h)	9.32%	04/2031	17,033	16,885	2.0	17,033
OEConnection, LLC(5)	One stop	SF +	5.00%		N/A(6)	04/2031	—	(5)	—	—
							35,500	35,064	4.2	35,318
Automobiles
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(i)	9.56%	06/2030	351	339	—	340
CAP-KSI Holdings, LLC*#	One stop	SF +	5.25%	(i)	9.55%	06/2030	7,160	7,067	0.9	7,070
High Bar Brands Operating, LLC#	Senior secured	SF +	5.25%	(i)	9.55%	12/2029	800	787	0.1	800
High Bar Brands Operating, LLC#	Senior secured	SF +	5.25%	(i)	9.55%	12/2029	167	164	—	167
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(i)	9.55%	12/2029	38	35	—	38
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(i)	9.55%	12/2029	141	137	—	141
National Express Wash Parent Holdco, LLC*#	One stop	SF +	5.00%	(i)	9.30%	07/2029	30,472	30,253	3.6	30,319
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(j)	9.25%	07/2029	257	255	—	255
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.00%		N/A(6)	07/2029	—	(6)	—	(6)
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.00%		N/A(6)	07/2029	—	—	—	(2)
Quick Quack Car Wash Holdings, LLC*#	One stop	SF +	4.75%	(h)	9.07%	06/2031	26,409	26,214	3.2	26,409
Quick Quack Car Wash Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)	06/2031	—	(18)	—	—
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(h)	9.07%	06/2031	825	791	0.1	825
Yorkshire Parent, Inc.#	One stop	SF +	5.50%	(i)	9.80%	12/2029	20,324	20,110	2.4	20,375
Yorkshire Parent, Inc.	One stop	SF +	5.50%	(i)	9.80%	12/2029	706	660	0.1	706
Yorkshire Parent, Inc.	One stop	SF +	5.50%	(i)	9.80%	12/2029	5,631	5,573	0.7	5,645
Yorkshire Parent, Inc.	One stop	SF +	5.00%	(i)	9.29%	12/2029	1	—	—	—
Yorkshire Parent, Inc.#	One stop	SF +	5.00%	(i)	9.29%	12/2029	49	49	—	49
							93,331	92,410	11.1	93,131
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Banks
Empyrean Solutions, LLC#	One stop	SF +	4.75%	(i)	9.05%		11/2031	$1,484	$1,477	0.2%	$1,484
Empyrean Solutions, LLC(5)	One stop	SF +	4.75%		N/A(6)		11/2031	—	(1)	—	—
Empyrean Solutions, LLC(5)	One stop	SF +	4.75%		N/A(6)		11/2031	—	(3)	—	—
OSP Hamilton Purchaser, LLC#	One stop	SF +	5.00%	(i)	9.29%		12/2029	3,890	3,851	0.5	3,890
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(i)	9.29%		12/2029	738	701	0.1	738
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(i)	9.29%		12/2029	261	256	—	261
								6,373	6,281	0.8	6,373
Beverages
Financial Information Technologies, LLC(23)	One stop	N/A			14.00%	PIK	06/2031	9,961	9,778	1.2	10,260
Financial Information Technologies, LLC#	One stop	SF +	5.25%	(i)	9.55%		06/2030	6,424	6,337	0.8	6,424
Financial Information Technologies, LLC#	One stop	SF +	5.25%	(i)	9.55%		06/2030	2,627	2,602	0.3	2,627
Financial Information Technologies, LLC(5)	One stop	SF +	5.25%		N/A(6)		06/2030	—	(1)	—	—
Financial Information Technologies, LLC(5)	One stop	SF +	5.25%		N/A(6)		06/2030	—	(9)	—	—
Spindrift Beverage Co. Inc.	One stop	SF +	5.25%	(i)	9.56%		02/2032	70	58	—	57
Spindrift Beverage Co. Inc.(5)	One stop	SF +	5.25%		N/A(6)		02/2032	—	(4)	—	(7)
Spindrift Beverage Co. Inc.#	One stop	SF +	5.25%	(h)	9.56%		02/2032	5,073	5,011	0.6	5,010
								24,155	23,772	2.9	24,371
Capital Markets
BlueMatrix Holdings, LLC#	One stop	SF +	5.75%	(i)	10.05%		01/2031	14,129	14,026	1.7	14,058
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)		01/2031	—	(18)	—	(13)
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)		01/2031	—	(34)	—	(24)
BlueMatrix Holdings, LLC#	One stop	SF +	5.75%	(i)	10.05%		01/2031	1,729	1,721	0.2	1,720
								15,858	15,695	1.9	15,741
Chemicals
Krayden Holdings, Inc.#	Senior secured	SF +	4.75%	(h)	9.07%		03/2029	933	925	0.1	933
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(h)	9.07%		03/2029	11	8	—	11
Krayden Holdings, Inc.(5)	Senior secured	SF +	4.75%		N/A(6)		03/2029	—	(4)	—	—
								944	929	0.1	944
Commercial Services & Supplies
BradyIFS Holdings, LLC	One stop	SF +	5.00%	(i)	9.29%		10/2029	142	130	—	142
BradyIFS Holdings, LLC*#	One stop	SF +	5.00%	(i)	9.29%		10/2029	22,430	22,047	2.7	22,430
CHA Vision Holdings, Inc. #	One stop	SF +	5.00%	(i)	9.29%		01/2031	18,446	18,269	2.2	18,446
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(i)	9.29%		01/2031	2,519	2,462	0.3	2,519
CHA Vision Holdings, Inc. (5)	One stop	SF +	5.00%		N/A(6)		01/2030	—	(14)	—	—
Kleinfelder Intermediate, LLC#	One stop	SF +	5.00%	(i)	9.29%		09/2030	2,027	1,976	0.2	2,027
Kleinfelder Intermediate, LLC(5)	One stop	SF +	5.00%		N/A(6)		09/2028	—	(4)	—	—
Kleinfelder Intermediate, LLC(5)	One stop	SF +	5.00%		N/A(6)		09/2030	—	(3)	—	—
PSC Parent, Inc.	One stop	SF +	5.25%	(h)	9.56%		04/2031	604	598	0.1	604
PSC Parent, Inc.	One stop	SF +	5.25%	(h)	9.57%		04/2031	1,082	1,078	0.1	1,082
PSC Parent, Inc.	One stop	SF +	5.25%	(a)(h)	9.67%		04/2030	915	905	0.1	915
PSC Parent, Inc.*	One stop	SF +	5.25%	(h)	9.57%		04/2031	6,493	6,437	0.8	6,493
WRE Holding Corp.(5)	One stop	SF +	5.00%		N/A(6)		07/2030	—	(19)	—	—
WRE Holding Corp.*	One stop	SF +	5.00%	(j)	9.22%		07/2031	14,554	14,424	1.7	14,554
WRE Holding Corp.	One stop	SF +	5.00%	(i)(j)	9.40%		07/2031	1,330	1,312	0.2	1,330
								70,542	69,598	8.4	70,542
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Construction & Engineering
Consor Intermediate II, LLC(5)	One stop	SF +	4.50%		N/A(6)				05/2031	$—	$(32)	—%	$—
Consor Intermediate II, LLC(5)	One stop	SF +	4.50%		N/A(6)				05/2031	—	(11)	—	—
Consor Intermediate II, LLC*	One stop	SF +	4.50%	(i)	8.80%				05/2031	11,741	11,690	1.4	11,741
Royal Holdco Corporation(5)	One stop	SF +	4.50%		N/A(6)				12/2030	—	(2)	—	(2)
Royal Holdco Corporation(5)	One stop	SF +	4.50%		N/A(6)				12/2030	—	(3)	—	(6)
Royal Holdco Corporation#	One stop	SF +	4.50%	(i)	8.79%				12/2030	1,748	1,730	0.2	1,730
										13,489	13,372	1.6	13,463
Containers & Packaging
Packaging Coordinators Midco, Inc.#	One stop	SF +	4.75%	(i)	9.04%				01/2032	1,410	1,407	0.2	1,389
Packaging Coordinators Midco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				01/2032	—	—	—	(2)
Packaging Coordinators Midco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				01/2032	—	—	—	(9)
Packaging Coordinators Midco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				01/2032	—	—	—	(50)
Packaging Coordinators Midco, Inc.	One stop	SF +	4.75%		N/A(6)				01/2032	—	—	—	—
										1,410	1,407	0.2	1,328
Diversified Consumer Services
Any Hour, LLC	One stop	SF +	5.25%	(i)	9.55%				05/2030	230	215	—	135
Any Hour, LLC(23)	One stop	N/A			13.00%	PIK			05/2031	2,763	2,720	0.3	2,653
Any Hour, LLC	One stop	SF +	5.25%	(i)	9.51%				05/2030	667	651	0.1	618
Any Hour, LLC*	One stop	SF +	5.25%	(i)	9.55%				05/2030	8,124	8,019	0.9	7,799
Apex Service Partners, LLC	One stop	SF +	5.00%	(i)	9.31%				10/2030	32	32	—	32
Apex Service Partners, LLC	One stop	SF +	5.00%	(i)	9.31%				10/2030	5,688	5,562	0.7	5,688
Apex Service Partners, LLC	One stop	SF +	5.00%	(i)	9.31%				10/2029	1,558	1,519	0.2	1,558
Apex Service Partners, LLC	One stop	SF +	5.00%	(i)	9.31%				10/2030	23,900	23,340	2.9	23,900
CHVAC Services Investment, LLC	One stop	SF +	5.00%	(i)	9.29%				05/2030	3,435	3,359	0.4	3,397
CHVAC Services Investment, LLC(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(13)	—	(7)
CHVAC Services Investment, LLC*#	One stop	SF +	5.00%	(i)	9.30%				05/2030	12,987	12,860	1.6	12,923
CHVAC Services Investment, LLC(5)	One stop	SF +	4.50%		N/A(6)				05/2030	—	(12)	—	(13)
Entomo Brands Acquisitions, Inc.#	Senior secured	SF +	5.50%	(i)	9.95%				07/2029	862	853	0.1	853
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(i)	9.95%				07/2029	15	14	—	14
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(i)	9.95%				07/2029	249	245	—	247
HS Spa Holdings, Inc.#	One stop	SF +	5.25%	(i)	9.56%				06/2029	1,145	1,131	0.1	1,145
HS Spa Holdings, Inc.	One stop	P +	4.25%	(a)(h)	10.70%				06/2028	33	32	—	33
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(i)	9.54%				06/2029	297	295	—	297
Litera Bidco, LLC(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(2)	—	—
Litera Bidco, LLC	One stop	SF +	5.00%	(h)	9.32%				05/2028	3,031	3,024	0.4	3,031
Litera Bidco, LLC	One stop	SF +	5.00%		N/A(6)				05/2028	—	—	—	—
Litera Bidco, LLC*	One stop	SF +	5.00%	(h)	9.32%				05/2028	7,591	7,561	0.9	7,591
Mario Purchaser, LLC#	One stop	SF +	5.75%	(h)	10.17%				04/2029	657	649	0.1	637
Mario Purchaser, LLC#	One stop	SF +	5.75%	(h)	10.17%				04/2029	851	840	0.1	825
Mario Purchaser, LLC(23)	One stop	SF +	10.75%	(h)	15.17%	PIK			04/2032	451	446	0.1	451
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.18%				04/2028	26	25	—	24
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.17%				04/2029	400	367	—	279
NSG Buyer, Inc. #	One stop	SF +	5.00%	(h)	9.32%				11/2029	14,691	14,415	1.8	14,691
NSG Buyer, Inc.	One stop	SF +	5.00%	(h)	9.32%				11/2028	146	136	—	146
NSG Buyer, Inc. (5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(6)	—	—
NSG Buyer, Inc. (5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(11)	—	—
Severin Acquisition, LLC#(23)	One stop	SF +	5.00%	(h)	7.07%	cash/	2.25%	PIK	10/2031	9,153	9,069	1.1	9,153
Severin Acquisition, LLC	One stop	SF +	4.75%	(h)(i)	9.06%				10/2031	172	161	—	172
Severin Acquisition, LLC(23)	One stop	SF +	5.00%	(h)	7.07%	cash/	2.25%	PIK	10/2031	129	120	—	129
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Stellar Brands, LLC#	Senior secured	SF +	4.50%	(j)	8.72%				02/2031	$2,079	$2,063	0.2%	$2,063
Stellar Brands, LLC(5)	Senior secured	SF +	4.50%		N/A(6)				02/2031	—	(1)	—	(1)
Virginia Green Acquisition, LLC#	One stop	SF +	5.25%	(j)	9.47%				12/2030	19,798	19,635	2.4	19,798
Virginia Green Acquisition, LLC(5)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(25)	—	—
Virginia Green Acquisition, LLC	One stop	SF +	5.25%	(j)	9.51%				12/2030	1,392	1,326	0.2	1,392
										122,552	120,614	14.6	121,653
Diversified Financial Services
Baker Tilly Advisory Group, LP(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(12)	—	—
Baker Tilly Advisory Group, LP*	One stop	SF +	4.75%	(h)	9.07%				06/2031	4,516	4,457	0.5	4,516
Baker Tilly Advisory Group, LP(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(5)	—	—
Ceres Groupe SAS & Ceres PikCo(7)(8)(18)(23)	Subordinated debt	E +	8.00%	(c)	2.62%	cash/	8.00%	PIK	07/2032	789	781	0.1	789
Ceres Groupe SAS & Ceres PikCo*(7)(8)(18)	One stop	E +	5.25%	(d)	7.85%				07/2031	1,289	1,277	0.2	1,289
Ceres Groupe SAS & Ceres PikCo(7)(8)(18)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	—
Ceres Groupe SAS & Ceres PikCo(7)(8)(18)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	—
Corsair Blade IV S.A R.L.(7)(8)(11)(23)	One stop	SN +	5.75%	(f)	9.96%	cash/	0.25%	PIK	12/2030	76	59	—	57
Corsair Blade IV S.A R.L.(7)(11)(23)	One stop	SF +	5.75%	(i)	9.80%	cash/	0.25%	PIK	12/2030	247	247	—	244
Finastra USA, Inc.(7)(9)	One stop	SF +	7.25%	(j)	11.43%				09/2029	13	12	—	12
Finastra USA, Inc.*(7)(9)	One stop	SF +	7.25%	(j)	11.43%				09/2029	9,850	9,703	1.2	9,900
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.75%	(h)	9.07%				11/2028	799	791	0.1	799
Higginbotham Insurance Agency, Inc.*	One stop	SF +	4.50%	(h)	8.83%				11/2028	3,832	3,809	0.5	3,832
Medlar Bidco Limited#(7)(8)(19)	One stop	SN +	5.00%		N/A(6)				01/2032	—	—	—	—
Medlar Bidco Limited#(7)(8)(19)	One stop	SN +	5.00%		N/A(6)				01/2032	—	—	—	—
Medlar Bidco Limited(7)(8)(19)	One stop	SN +	5.00%		N/A(6)				01/2032	—	—	—	—
Wealth Enhancement Group, LLC	One stop	SF +	5.00%		N/A(6)				10/2028	—	—	—	—
Wealth Enhancement Group, LLC	One stop	SF +	5.00%	(i)	9.29%				10/2028	739	738	0.1	739
Wealth Enhancement Group, LLC	One stop	SF +	5.00%	(i)	9.29%				10/2028	1,025	1,024	0.1	1,025
Wealth Enhancement Group, LLC(5)	One stop	SF +	5.00%		N/A(6)				10/2028	—	(5)	—	—
										23,175	22,876	2.8	23,202
Electric Utilities
Smart Energy Systems, Inc.(5)	One stop	SF +	7.50%		N/A(6)				01/2030	—	(3)	—	(7)
Smart Energy Systems, Inc.#(23)	One stop	SF +	7.50%	(j)	8.01%	cash/	3.75%	PIK	01/2030	1,695	1,658	0.2	1,664
										1,695	1,655	0.2	1,657
Electrical Equipment
Power Grid Holdings, Inc.#	One stop	SF +	4.75%	(i)	9.05%				12/2030	703	691	0.1	703
Power Grid Holdings, Inc.(5)	One stop	SF +	4.75%		N/A(6)				12/2030	—	(3)	—	—
Wildcat TopCo, Inc.#	One stop	SF +	5.00%	(i)	9.30%				11/2031	6,230	6,171	0.7	6,230
Wildcat TopCo, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(11)	—	—
Wildcat TopCo, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(5)	—	—
										6,933	6,843	0.8	6,933
Electronic Equipment, Instruments & Components
CST Holding Company*	One stop	SF +	5.00%	(h)	9.42%				11/2028	5,372	5,186	0.6	5,372
CST Holding Company(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(2)	—	—
										5,372	5,184	0.6	5,372
Food Products
Blast Bidco Inc.#	One stop	SF +	6.00%	(i)	10.30%				10/2030	16,941	16,739	2.0	16,941
Blast Bidco Inc.(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(23)	—	—
Eagle Family Foods Group, LLC*	One stop	SF +	5.00%	(i)	9.29%				08/2030	3,332	3,302	0.4	3,332
Eagle Family Foods Group, LLC(5)	One stop	SF +	5.00%		N/A(6)				08/2030	—	(3)	—	—
										20,273	20,015	2.4	20,273
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Equipment & Supplies
Belmont Instrument, LLC*	One stop	SF +	5.25%	(i)	9.55%	08/2028	$4,149	$4,089	0.5%	$4,149
Belmont Instrument, LLC	One stop	SF +	5.25%	(i)	9.55%	08/2028	10	9	—	10
HuFriedy Group Acquisition, LLC*	One stop	SF +	5.50%	(i)	9.81%	06/2031	10,850	10,755	1.3	10,850
HuFriedy Group Acquisition, LLC(5)	One stop	SF +	5.50%		N/A(6)	05/2030	—	(10)	—	—
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(i)	9.80%	06/2031	1,968	1,931	0.2	1,968
TIDI Legacy Products, Inc.#	One stop	SF +	5.25%	(h)	9.57%	12/2029	2,181	2,170	0.3	2,181
TIDI Legacy Products, Inc.(5)	One stop	SF +	5.50%		N/A(6)	12/2029	—	(1)	—	—
TIDI Legacy Products, Inc.	One stop	SF +	5.50%		N/A(6)	12/2029	—	—	—	—
YI, LLC*	One stop	SF +	5.75%	(i)	10.05%	12/2029	8,494	8,348	1.0	8,494
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)	12/2029	—	(13)	—	—
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)	12/2029	—	(14)	—	—
							27,652	27,264	3.3	27,652
Healthcare Providers & Services
Bamboo US Bidco LLC#(7)(8)	One stop	E +	5.25%	(c)	7.86%	09/2030	3,336	3,192	0.4	3,336
Bamboo US Bidco LLC(5)	One stop	SF +	5.25%		N/A(6)	09/2030	—	(2)	—	—
Bamboo US Bidco LLC	One stop	SF +	5.25%		N/A(6)	09/2030	—	—	—	—
Bamboo US Bidco LLC	One stop	SF +	5.25%	(h)(i)	9.55%	09/2030	758	755	0.1	758
Bamboo US Bidco LLC(5)	One stop	SF +	5.25%		N/A(6)	10/2029	—	(23)	—	—
Bamboo US Bidco LLC#	One stop	SF +	5.25%	(i)	9.54%	09/2030	4,956	4,844	0.6	4,956
Benefit Plan Administrators of Eau Claire, LLC#	One stop	SF +	5.00%	(i)	9.31%	11/2030	1,332	1,324	0.2	1,324
Benefit Plan Administrators of Eau Claire, LLC(5)	One stop	SF +	5.00%		N/A(6)	11/2030	—	(1)	—	(1)
Benefit Plan Administrators of Eau Claire, LLC(5)	One stop	SF +	5.00%		N/A(6)	11/2030	—	(4)	—	(5)
Benefit Plan Administrators of Eau Claire, LLC#	One stop	SF +	5.00%	(h)	9.32%	11/2030	8,051	8,001	1.0	8,001
Community Care Partners, LLC	One stop	SF +	6.00%	(h)	10.44%	06/2026	345	344	—	345
Datix Bidco Limited and RL Datix Holdings, Inc.#(7)(8)(9)	One stop	SN +	5.25%	(f)	9.71%	04/2031	2,972	2,840	0.4	2,972
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(7)(9)	One stop	SF +	5.25%		N/A(6)	04/2031	—	(10)	—	—
Datix Bidco Limited and RL Datix Holdings, Inc.#(7)(9)	One stop	SF +	5.25%	(j)	9.68%	04/2031	4,967	4,881	0.6	4,967
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(7)(9)	One stop	SF +	5.25%		N/A(6)	10/2030	—	(16)	—	—
LOV Acquisition LLC#	Senior secured	SF +	4.50%	(h)	8.82%	11/2031	6,738	6,706	0.8	6,738
LOV Acquisition LLC(5)	Senior secured	SF +	4.50%		N/A(6)	11/2031	—	(3)	—	—
Premise Health Holding Corp.#	One stop	SF +	5.50%	(i)	9.80%	03/2031	18,901	18,660	2.2	18,901
Premise Health Holding Corp.(5)	One stop	SF +	5.50%		N/A(6)	03/2030	—	(27)	—	—
							52,356	51,461	6.3	52,292
Healthcare Technology
Amberfield Acquisition Co.	One stop	SF +	5.50%	(i)	9.80%	05/2030	203	193	—	203
Amberfield Acquisition Co.(5)	One stop	SF +	5.50%		N/A(6)	05/2030	—	(4)	—	—
Amberfield Acquisition Co.*#	One stop	SF +	5.50%	(i)	9.80%	05/2030	8,226	8,156	1.0	8,227
Color Intermediate, LLC#	Senior secured	SF +	4.75%	(i)	9.15%	10/2029	2,341	2,311	0.3	2,341
Crow River Buyer, Inc.#	One stop	SF +	6.00%	(i)	10.29%	01/2029	999	985	0.1	999
Crow River Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)	01/2029	—	(1)	—	—
Crow River Buyer, Inc.#	One stop	SF +	6.00%	(h)	10.32%	01/2029	2,334	2,312	0.3	2,334
GHX Ultimate Parent Corporation#	One stop	SF +	4.75%	(i)	9.05%	12/2031	28,921	28,643	3.4	28,921
GHX Ultimate Parent Corporation(5)	One stop	SF +	4.75%		N/A(6)	12/2031	—	(26)	—	—
HealthEdge Software, Inc.*	One stop	SF +	4.75%	(i)	9.07%	07/2031	1,391	1,379	0.2	1,391
HealthEdge Software, Inc.(5)	One stop	SF +	4.75%		N/A(6)	07/2031	—	(2)	—	—
HealthEdge Software, Inc.	One stop	SF +	4.75%	(i)	9.07%	07/2031	614	608	0.1	614
Kona Buyer, LLC(5)	One stop	SF +	7.00%		N/A(6)	07/2031	—	(1)	—	—
Kona Buyer, LLC*	One stop	SF +	4.50%	(i)	8.79%	07/2031	1,286	1,275	0.1	1,286
Kona Buyer, LLC	One stop	SF +	4.50%	(i)	8.79%	07/2031	75	74	—	75
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Kona Buyer, LLC(5)	One stop	SF +	7.00%		N/A(6)				07/2031	$—	$(2)	—%	$—
Lacker Bidco Limited#(7)(8)(9)	One stop	SN +	5.75%	(f)	10.21%				02/2031	3,974	3,832	0.5	3,934
Lacker Bidco Limited(5)(7)(8)(9)	One stop	SN +	5.25%		N/A(6)				08/2030	—	(12)	—	(9)
Lacker Bidco Limited(7)(8)(9)	One stop	SN +	5.50%	(f)	9.96%				02/2031	1,833	1,768	0.2	1,780
Neptune Holdings, Inc.*#	One stop	SF +	4.50%	(i)	8.80%				09/2030	6,254	6,152	0.7	6,255
Neptune Holdings, Inc.(5)	One stop	SF +	4.50%		N/A(6)				08/2029	—	(1)	—	—
Netsmart Technologies, Inc.*(23)	One stop	SF +	4.95%	(h)	6.82%	cash/	2.45%	PIK	08/2031	18,247	18,083	2.2	18,247
Netsmart Technologies, Inc.(5)	One stop	SF +	4.50%		N/A(6)				08/2031	—	(22)	—	—
Netsmart Technologies, Inc.(5)	One stop	SF +	6.95%		N/A(6)				08/2031	—	(11)	—	—
Plasma Buyer LLC#	One stop	SF +	5.75%	(i)	10.05%				05/2029	479	472	0.1	474
Plasma Buyer LLC	One stop	SF +	5.75%	(i)	10.05%				05/2028	45	45	—	45
Plasma Buyer LLC	One stop	SF +	6.25%	(i)	10.55%				05/2029	18	18	—	18
										77,240	76,224	9.2	77,135
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC*	One stop	SF +	6.00%	(i)	10.46%				08/2028	1,440	1,431	0.2	1,440
Barteca Restaurants, LLC#	One stop	SF +	6.00%	(i)	10.44%				08/2028	73	72	—	73
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	10.45%				08/2028	85	85	—	85
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	10.45%				08/2028	412	382	0.1	412
ESN Venture Holdings, LLC#	One stop	SF +	5.75%	(i)	10.05%				10/2028	318	314	—	318
ESN Venture Holdings, LLC*	One stop	SF +	5.75%	(i)	10.05%				10/2028	4,583	4,526	0.6	4,583
ESN Venture Holdings, LLC*	One stop	SF +	5.75%	(i)	10.05%				10/2028	692	684	0.1	692
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.05%				10/2028	155	154	—	155
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.05%				10/2028	58	55	—	58
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.04%				10/2028	81	71	—	81
ESN Venture Holdings, LLC#	One stop	SF +	5.75%	(i)	10.05%				10/2028	783	777	0.1	783
ESN Venture Holdings, LLC#	One stop	SF +	5.75%	(i)	10.05%				10/2028	374	372	—	374
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.06%				10/2028	334	332	—	334
GFP Atlantic Holdco 2, LLC*	One stop	SF +	6.00%	(i)	10.33%				11/2029	3,613	3,565	0.4	3,613
GFP Atlantic Holdco 2, LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(53)	—	—
Health Buyer, LLC#	Senior secured	SF +	5.25%	(i)	9.55%				04/2029	232	230	—	232
Health Buyer, LLC#	Senior secured	SF +	5.50%	(i)	9.80%				04/2029	119	117	—	119
Health Buyer, LLC	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC	Senior secured	SF +	5.50%	(i)	9.80%				04/2029	60	59	—	60
Health Buyer, LLC	Senior secured	SF +	5.50%	(i)	9.80%				04/2029	117	116	—	117
PB Group Holdings, LLC#(23)	One stop	SF +	5.50%	(h)	7.07%	cash/	2.75%	PIK	08/2030	9,585	9,543	1.2	9,585
PB Group Holdings, LLC	One stop	SF +	5.00%	(h)	9.32%				08/2030	132	127	—	132
Rooster BidCo Limited(5)(7)(8)(9)	One stop	SN +	5.00%		N/A(6)				03/2032	—	—	—	(2)
Rooster BidCo Limited(5)(7)(8)(9)	One stop	SN +	5.00%		N/A(6)				03/2032	—	(7)	—	(7)
Rooster BidCo Limited#(7)(8)(9)	One stop	SN +	5.00%	(f)	9.46%				03/2032	1,392	1,382	0.2	1,382
SDC Holdco, LLC*	One stop	SF +	4.75%	(i)	9.05%				06/2031	19,252	19,167	2.3	19,252
SDC Holdco, LLC(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(8)	—	—
SDC Holdco, LLC(23)	Second lien	SF +	8.50%	(i)	12.80%	PIK			06/2032	3,156	3,137	0.4	3,156
Super REGO, LLC(23)	Subordinated debt	N/A			15.00%	PIK			03/2030	34	34	—	34
YE Brands Holding, LLC	One stop	SF +	4.75%	(i)	9.05%				10/2027	819	809	0.1	819
YE Brands Holding, LLC*	One stop	SF +	4.75%	(i)	9.05%				10/2027	7,068	7,017	0.9	7,068
YE Brands Holding, LLC	One stop	SF +	4.75%		N/A(6)				10/2027	—	—	—	—
										54,967	54,490	6.6	54,948
Industrial Conglomerates
Dwyer Instruments, Inc.#	One stop	SF +	4.75%	(i)	9.05%				07/2029	577	570	0.1	577
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(i)	9.05%				07/2029	60	51	—	60
Dwyer Instruments, Inc.#	One stop	SF +	4.75%	(i)	9.05%				07/2029	146	144	—	146
Dwyer Instruments, Inc.#	One stop	SF +	4.75%	(i)	9.05%				07/2029	74	72	—	74
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(i)	9.05%				07/2029	86	85	—	86
Dwyer Instruments, Inc.(5)(7)(8)	One stop	E +	5.00%		N/A(6)				07/2029	—	(15)	—	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Dwyer Instruments, Inc.#(7)(8)	One stop	E +	5.00%	(c)	7.33%				07/2029	$16,745	$16,167	2.0%	$16,745
Dwyer Instruments, Inc.(5)	One stop	SF +	4.75%		N/A(6)				07/2029	—	(10)	—	—
Dwyer Instruments, Inc.#	One stop	SF +	4.75%	(i)	9.05%				07/2029	509	504	0.1	509
Essential Services Holdings Corporation*	One stop	SF +	5.00%	(i)	9.30%				06/2031	10,198	10,107	1.2	10,096
Essential Services Holdings Corporation	One stop	SF +	5.00%	(i)	9.30%				06/2030	200	189	—	191
Essential Services Holdings Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(9)	—	(20)
Excelitas Technologies Corp.(5)	One stop	SF +	5.25%		N/A(6)				08/2029	—	(110)	—	—
Excelitas Technologies Corp.#	One stop	SF +	5.25%	(h)	9.57%				08/2029	643	635	0.1	643
Excelitas Technologies Corp.#(7)(8)	One stop	E +	5.25%	(b)	7.61%				08/2029	119	113	—	119
Excelitas Technologies Corp.	One stop	SF +	5.25%		N/A(6)				08/2028	—	—	—	—
Excelitas Technologies Corp.	One stop	SF +	5.25%		N/A(6)				08/2029	—	—	—	—
										29,357	28,493	3.5	29,226
Insurance
Ben Nevis Midco Limited#(7)(9)	One stop	SF +	5.25%	(i)	9.54%				03/2028	2,486	2,449	0.3	2,486
Ben Nevis Midco Limited#(7)(9)	One stop	SF +	5.25%	(i)	9.56%				03/2028	1,672	1,672	0.2	1,672
Ben Nevis Midco Limited(7)(9)	One stop	SF +	5.25%	(i)	9.54%				03/2028	263	263	—	263
Ben Nevis Midco Limited(7)(9)	One stop	SF +	5.25%	(i)	9.54%				03/2028	408	390	0.1	408
Captive Resources Midco, LLC*#	One stop	SF +	4.75%	(h)	9.07%				07/2029	9,237	9,155	1.1	9,237
Captive Resources Midco, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2028	—	(2)	—	—
Disco Parent, Inc.#	One stop	SF +	7.50%	(i)	11.81%				03/2029	1,819	1,787	0.2	1,819
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC#	One stop	SF +	5.25%	(i)	9.55%				12/2030	14,155	14,038	1.7	14,190
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(i)	9.55%				12/2029	368	344	—	368
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(i)	9.55%				12/2030	13,003	12,893	1.6	13,037
Doxa Insurance Holdings LLC	One stop	SF +	5.00%		N/A(6)				12/2030	—	—	—	—
Gimlet Bidco GMBH#(7)(8)(17)	One stop	E +	5.75%	(c)	8.36%				04/2031	7,057	6,826	0.8	7,057
Gimlet Bidco GMBH(7)(8)(17)	One stop	E +	5.75%	(c)	8.36%				04/2031	1,303	1,244	0.2	1,303
Integrated Specialty Coverages, LLC#	One stop	SF +	4.75%	(i)	9.05%				07/2030	2,321	2,289	0.3	2,321
Integrated Specialty Coverages, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2030	—	(1)	—	—
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%	(i)	9.31%				08/2028	9,200	9,111	1.1	9,200
Integrity Marketing Acquisition, LLC(5)	One stop	SF +	5.00%		N/A(6)				08/2028	—	(1)	—	—
Integrity Marketing Acquisition, LLC(5)	One stop	SF +	5.00%		N/A(6)				08/2028	—	(3)	—	—
MRH Trowe Germany GMBH(7)(8)(17)	One stop	E +	6.25%	(b)(c)	8.78%				02/2029	3,192	3,140	0.4	3,294
Oakbridge Insurance Agency LLC#	One stop	SF +	5.75%	(h)	10.06%				11/2029	9,151	9,081	1.1	9,151
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(h)	10.07%				11/2029	436	424	0.1	436
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(h)	10.06%				11/2029	1,893	1,858	0.2	1,893
Pareto Health Intermediate Holdings, Inc.*#	One stop	SF +	5.00%	(j)	9.28%				05/2030	19,503	19,279	2.3	19,503
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(17)	—	—
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(1)	—	—
World Insurance Associates, LLC(5)	One stop	SF +	5.00%		N/A(6)				04/2030	—	(6)	—	(12)
World Insurance Associates, LLC(5)	One stop	SF +	5.00%		N/A(6)				04/2030	—	(1)	—	(1)
										97,467	96,209	11.7	97,625
IT Services
Critical Start, Inc.#(23)	One stop	SF +	6.75%	(i)	7.41%	cash/	3.63%	PIK	05/2028	533	531	0.1	528
Critical Start, Inc.#(23)	One stop	SF +	6.75%	(i)	7.41%	cash/	3.63%	PIK	05/2028	270	267	—	268
Critical Start, Inc.(5)	One stop	SF +	6.25%		N/A(6)				05/2028	—	—	—	(1)
Goldcup 31018 AB#(7)(8)(13)(23)	One stop	E +	6.50%	(c)(d)	9.15%	PIK			07/2029	824	769	0.1	816
Goldcup 31018 AB(7)(8)(13)(23)	One stop	E +	6.50%	(d)	9.15%	PIK			07/2029	78	76	—	77
Goldcup 31018 AB(7)(8)(13)	One stop	E +	6.25%	(d)	9.02%				01/2029	108	104	—	107
Netwrix Corporation*	One stop	SF +	4.75%	(i)	9.06%				06/2029	11,806	11,754	1.4	11,806
Netwrix Corporation(5)	One stop	SF +	4.75%		N/A(6)				06/2029	—	(1)	—	—
Netwrix Corporation	One stop	SF +	4.75%	(i)	9.06%				06/2029	337	260	0.1	337
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Netwrix Corporation#	One stop	SF +	4.75%	(i)	9.06%				06/2029	$1,433	$1,423	0.2%	$1,433
PDQ Intermediate, Inc.(23)	Subordinated debt	N/A			13.75%	PIK			10/2031	61	60	—	61
ReliaQuest Holdings, LLC(5)	One stop	SF +	6.75%		N/A(6)				04/2031	—	(9)	—	—
ReliaQuest Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				04/2031	—	(4)	—	—
ReliaQuest Holdings, LLC*(23)	One stop	SF +	6.75%	(i)	7.41%	cash/	3.63%	PIK	04/2031	24,125	24,023	2.9	24,125
WPEngine, Inc.#	One stop	SF +	6.50%	(i)	10.82%				08/2029	1,069	1,053	0.1	1,069
WPEngine, Inc.(5)	One stop	SF +	6.50%		N/A(6)				08/2029	—	(1)	—	—
Zarya Holdco, Inc.*	One stop	SF +	6.50%	(i)	10.81%				07/2027	366	362	—	366
Zarya Holdco, Inc.*	One stop	SF +	6.50%	(i)	10.81%				07/2027	966	966	0.1	966
Zarya Holdco, Inc.	One stop	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
										41,976	41,633	5.0	41,958
Leisure Products
Crunch Holdings, LLC(5)	One stop	SF +	4.50%		N/A(6)				09/2031	—	(10)	—	—
Crunch Holdings, LLC#	One stop	SF +	4.50%	(h)	8.82%				09/2031	14,843	14,774	1.8	14,843
Movement Holdings, LLC#(7)(9)	One stop	SF +	5.25%	(i)	9.55%				03/2030	7,032	6,974	0.8	7,032
Movement Holdings, LLC(5)(7)(9)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(10)	—	—
Movement Holdings, LLC(5)(7)(9)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(39)	—	—
										21,875	21,689	2.6	21,875
Life Sciences Tools & Services
Celerion Buyer, Inc.#	One stop	SF +	5.00%	(i)	9.30%				11/2029	10,506	10,295	1.3	10,506
Celerion Buyer, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(33)	—	—
Celerion Buyer, Inc.#	One stop	SF +	5.00%	(i)	9.30%				11/2029	5,904	5,849	0.7	5,904
Graphpad Software, LLC(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(3)	—	—
Graphpad Software, LLC*	One stop	SF +	4.75%	(i)	9.05%				06/2031	7,816	7,781	0.9	7,816
Graphpad Software, LLC	One stop	SF +	4.75%	(i)	9.05%				06/2031	195	187	—	195
										24,421	24,075	2.9	24,421
Machinery
AI Titan Parent, Inc.*	One stop	SF +	4.75%	(h)	9.07%				08/2031	2,705	2,680	0.3	2,705
AI Titan Parent, Inc.(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(2)	—	—
AI Titan Parent, Inc.(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(3)	—	—
Blackbird Purchaser, Inc.#	One stop	SF +	5.50%	(i)	9.80%				12/2030	23,180	22,989	2.8	23,180
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(i)	9.80%				12/2030	2,566	2,529	0.3	2,566
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(h)(i)	9.81%				12/2029	1,083	1,058	0.1	1,083
										29,534	29,251	3.5	29,534
Media
Lotus Topco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(9)	—	—
Lotus Topco, Inc.*	One stop	SF +	4.75%	(i)	9.05%				06/2030	7,118	7,072	0.9	7,118
Lotus Topco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(23)	—	—
										7,118	7,040	0.9	7,118
Oil, Gas & Consumable Fuels
Envernus, Inc.#	One stop	SF +	5.50%	(h)	9.82%				12/2029	16,415	16,223	2.0	16,415
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(15)	—	—
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(2)	—	—
										16,415	16,206	2.0	16,415
Pharmaceuticals
Caerus Midco 3 S.A.R.L.#(7)	One stop	SF +	5.00%	(i)	9.30%				05/2029	776	767	0.1	776
Caerus Midco 3 S.A.R.L.#(7)	One stop	SF +	5.00%	(i)	9.30%				05/2029	139	137	—	139
Caerus Midco 3 S.A.R.L.(7)	One stop	SF +	5.00%	(i)(j)	9.30%				05/2029	119	117	—	119
Caerus Midco 3 S.A.R.L.(7)	One stop	SF +	5.00%	(h)	9.33%				05/2029	2	1	—	2
Caerus Midco 3 S.A.R.L.(7)	One stop	SF +	5.00%	(i)(j)	9.30%				05/2029	20	20	—	20
Creek Parent, Inc.#	One stop	SF +	5.25%	(h)	9.57%				12/2031	20,283	19,943	2.5	20,283
Creek Parent, Inc.(5)	One stop	SF +	5.25%		N/A(6)				12/2031	—	(48)	—	—
										21,339	20,937	2.6	21,339
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
ALKU Intermediate Holdings, LLC#	One stop	SF +	6.25%	(j)	10.47%				05/2029	$1,259	$1,246	0.2%	$1,269
ALKU Intermediate Holdings, LLC#	One stop	SF +	5.50%	(j)	9.72%				05/2029	139	137	—	139
bswift, LLC	One stop	SF +	4.75%	(i)	9.04%				11/2028	1,117	1,096	0.1	1,117
bswift, LLC#	One stop	SF +	4.75%	(i)	9.07%				11/2028	8,028	7,987	1.0	8,028
Citrin Cooperman Advisors LLC#	One stop	SF +	5.00%	(j)	9.25%				10/2027	480	477	0.1	480
Citrin Cooperman Advisors LLC#	One stop	SF +	5.00%	(j)	9.28%				10/2027	208	205	—	208
Citrin Cooperman Advisors LLC#	One stop	SF +	5.00%	(j)	9.28%				10/2027	62	61	—	62
Citrin Cooperman Advisors LLC#	One stop	SF +	5.25%	(j)	9.63%				10/2027	33	33	—	33
Citrin Cooperman Advisors LLC	One stop	SF +	5.25%	(i)(j)	9.73%				10/2027	231	231	—	231
DISA Holdings Corp.*	Senior secured	SF +	5.00%	(i)	9.32%				09/2028	1,435	1,419	0.2	1,435
DISA Holdings Corp.	Senior secured	SF +	5.00%	(i)	9.31%				09/2028	1,053	1,041	0.1	1,053
DISA Holdings Corp.#	Senior secured	SF +	5.00%	(i)	9.32%				09/2028	709	701	0.1	709
DISA Holdings Corp.(23)	Subordinated debt	SF +	8.50%	(i)	10.82%	cash/	2.00%	PIK	03/2029	52	51	—	52
DISA Holdings Corp.#	Senior secured	SF +	5.00%	(i)	9.32%				09/2028	81	81	—	81
DISA Holdings Corp.#	One stop	SF +	5.00%	(i)	9.32%				09/2028	96	95	—	96
DISA Holdings Corp.	Senior secured	SF +	5.00%	(i)	9.31%				09/2028	86	81	—	86
Eclipse Buyer, Inc.(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(16)	—	—
Eclipse Buyer, Inc.*	One stop	SF +	4.75%	(h)	9.06%				09/2031	3,676	3,642	0.5	3,676
Eclipse Buyer, Inc.(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(3)	—	—
Varicent Intermediate Holdings Corporation*(7)(10)(23)	One stop	SF +	6.00%	(i)	7.05%	cash/	3.25%	PIK	08/2031	15,262	15,062	1.8	15,262
Varicent Intermediate Holdings Corporation(5)(7)(10)	One stop	SF +	5.50%		N/A(6)				08/2031	—	(26)	—	—
Varicent Intermediate Holdings Corporation(5)(7)(10)	One stop	SF +	6.00%		N/A(6)				08/2031	—	(22)	—	—
										34,007	33,579	4.1	34,017
Software
Anaplan, Inc.*#	One stop	SF +	5.00%	(i)	9.30%				06/2029	22,779	22,641	2.7	22,779
Anaplan, Inc.(5)	One stop	SF +	5.00%		N/A(6)				06/2028	—	(2)	—	—
Anaplan, Inc.#	One stop	SF +	5.00%	(i)	9.30%				06/2029	3,257	3,230	0.4	3,257
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(f)	9.71%				06/2029	661	614	0.1	661
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(f)	9.71%				06/2029	345	312	—	345
Arrow Buyer, Inc.*#	One stop	SF +	5.75%	(i)	10.05%				07/2030	4,658	4,569	0.6	4,658
Arrow Buyer, Inc.(5)	One stop	SF +	5.75%		N/A(6)				07/2030	—	(12)	—	—
Arrow Buyer, Inc.*	One stop	SF +	5.75%	(i)	10.05%				07/2030	305	304	—	305
Artifact Bidco, Inc.(5)	One stop	SF +	4.50%		N/A(6)				05/2031	—	(1)	—	—
Artifact Bidco, Inc.(5)	One stop	SF +	4.50%		N/A(6)				05/2030	—	(1)	—	—
Artifact Bidco, Inc.(5)	One stop	SF +	4.50%		N/A(6)				05/2030	—	(1)	—	—
Artifact Bidco, Inc.#	One stop	SF +	4.50%	(i)	8.80%				05/2031	1,341	1,329	0.2	1,341
Azurite Intermediate Holdings, Inc.#	One stop	SF +	6.50%	(h)	10.82%				03/2031	2,452	2,421	0.3	2,452
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.50%	(h)	10.82%				03/2031	5,573	5,500	0.7	5,573
Azurite Intermediate Holdings, Inc.(5)	One stop	SF +	6.50%		N/A(6)				03/2031	—	(11)	—	—
Baxter Planning Systems, LLC(5)	One stop	SF +	6.25%		N/A(6)				05/2031	—	(4)	—	—
Baxter Planning Systems, LLC(5)	One stop	SF +	5.75%		N/A(6)				05/2031	—	(5)	—	—
Baxter Planning Systems, LLC*(23)	One stop	SF +	6.25%	(j)	7.30%	cash/	3.38%	PIK	05/2031	3,719	3,695	0.4	3,719
BestPass, Inc.*	One stop	SF +	5.25%	(h)	9.57%				08/2031	18,128	18,046	2.2	18,128
BestPass, Inc.(5)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(8)	—	—
BestPass, Inc.(5)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(11)	—	—
Bloomerang, LLC*#	One stop	SF +	6.00%	(i)	10.30%				12/2029	13,536	13,429	1.6	13,536
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(24)	—	—
Bloomerang, LLC	One stop	SF +	6.00%	(i)	10.31%				12/2029	1,354	1,321	0.2	1,354
Bynder BidCo, Inc.& Bynder BidCo B.V.*(7)(16)	One stop	SF +	6.00%	(i)	10.30%				01/2029	956	937	0.1	956
Bynder BidCo, Inc.& Bynder BidCo B.V.*(7)(16)	One stop	SF +	6.00%	(i)	10.30%				01/2029	365	358	—	365
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Bynder BidCo, Inc.& Bynder BidCo B.V.(7)(16)	One stop	SF +	6.00%		N/A(6)				01/2029	$—	$—	—%	$—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(7)(16)	One stop	SF +	6.00%		N/A(6)				01/2029	—	(1)	—	—
Camelia Bidco Limited#(7)(8)(9)	One stop	SN +	5.50%	(f)	9.96%				08/2030	662	641	0.1	662
Camelia Bidco Limited#(7)(8)(9)	One stop	A +	5.50%	(e)	9.62%				08/2030	40	40	—	40
Camelia Bidco Limited(7)(8)(9)	One stop	SN +	5.50%	(f)	9.96%				08/2030	94	88	—	94
Camelia Bidco Limited(5)(7)(8)(9)	One stop	SN +	5.50%		N/A(6)				08/2030	—	(25)	—	—
CB Buyer, Inc.(5)	One stop	SF +	5.00%		N/A(6)				07/2031	—	(16)	—	—
CB Buyer, Inc.*	One stop	SF +	5.00%	(i)	9.30%				07/2031	16,740	16,594	2.0	16,740
CB Buyer, Inc.(5)	One stop	SF +	5.00%		N/A(6)				07/2031	—	(20)	—	—
Coupa Holdings, LLC#	One stop	SF +	5.25%	(i)	9.54%				02/2030	8,329	8,164	1.0	8,329
Coupa Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				02/2030	—	(8)	—	—
Crewline Buyer, Inc.#	One stop	SF +	6.75%	(h)	11.07%				11/2030	28,293	27,954	3.4	28,293
Crewline Buyer, Inc.(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(36)	—	—
Denali Bidco Limited#(7)(8)(9)	One stop	SN +	5.00%	(f)	9.46%				08/2030	2,515	2,414	0.3	2,515
Denali Bidco Limited#(7)(8)(9)	One stop	E +	5.00%	(c)	7.36%				08/2030	610	602	0.1	610
Denali Bidco Limited#(7)(8)(9)	One stop	E +	5.00%	(c)	7.36%				08/2030	4,228	4,091	0.5	4,228
Denali Bidco Limited#(7)(8)(9)	One stop	E +	5.00%	(c)	7.36%				08/2030	855	824	0.1	855
Denali Bidco Limited(5)(7)(8)(9)	One stop	SN +	5.00%		N/A(6)				08/2030	—	(38)	—	—
Einstein Parent, Inc.#	One stop	SF +	6.50%	(i)	10.79%				01/2031	12,284	12,046	1.4	12,039
Einstein Parent, Inc.(5)	One stop	SF +	6.50%		N/A(6)				01/2031	—	(25)	—	(25)
Espresso Bidco, Inc.(5)	One stop	SF +	5.25%		N/A(6)				03/2032	—	(11)	—	(22)
Espresso Bidco, Inc.(5)	One stop	SF +	5.25%		N/A(6)				03/2032	—	(10)	—	(10)
Espresso Bidco, Inc.#	One stop	SF +	5.25%	(i)	9.55%				03/2032	5,192	5,114	0.6	5,114
Evergreen IX Borrower 2023, LLC#	One stop	SF +	4.75%	(i)	9.05%				09/2030	13,140	12,821	1.6	13,140
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	4.75%		N/A(6)				10/2029	—	(34)	—	—
Evergreen IX Borrower 2023, LLC*	One stop	SF +	4.75%	(i)	9.05%				09/2030	1,148	1,138	0.1	1,148
GTY Technology Holdings, Inc.*(23)	One stop	SF +	6.63%	(i)	6.79%	cash/	4.13%	PIK	07/2029	4,336	4,289	0.5	4,271
GTY Technology Holdings, Inc.*(23)	One stop	SF +	6.63%	(i)	6.79%	cash/	4.13%	PIK	07/2029	2,835	2,799	0.3	2,792
GTY Technology Holdings, Inc.*(23)	One stop	SF +	6.63%	(i)	6.79%	cash/	4.13%	PIK	07/2029	519	516	0.1	511
GTY Technology Holdings, Inc.	One stop	P +	5.00%	(a)(i)	11.95%				07/2029	189	172	—	171
GTY Technology Holdings, Inc.(23)	One stop	SF +	6.63%	(i)	6.81%	cash/	4.13%	PIK	07/2029	1,596	1,563	0.2	1,572
GTY Technology Holdings, Inc.*(23)	One stop	SF +	6.63%	(i)	6.80%	cash/	4.13%	PIK	07/2029	682	677	0.1	672
GTY Technology Holdings, Inc.#(23)	One stop	SF +	6.63%	(i)	6.81%	cash/	4.13%	PIK	07/2029	8,447	8,322	1.0	8,320
Gurobi Optimization, LLC(5)	One stop	SF +	4.50%		N/A(6)				09/2031	—	(10)	—	—
Gurobi Optimization, LLC#	One stop	SF +	4.50%	(i)	8.80%				09/2031	13,297	13,175	1.6	13,297
Hornet Security Holding GMBH#(7)(8)(9)	One stop	E +	4.75%	(d)	7.21%				02/2031	4,877	4,810	0.6	4,877
Hornet Security Holding GMBH#(7)(8)(9)	One stop	E +	4.75%	(d)	7.21%				02/2031	3,251	3,206	0.4	3,251
Hornet Security Holding GMBH(7)(8)(9)	One stop	E +	4.75%	(b)	7.14%				08/2030	198	183	—	198
Hornet Security Holding GMBH(5)(7)(8)(9)	One stop	E +	6.50%		N/A(6)				02/2031	—	(20)	—	—
Hyland Software, Inc.*	One stop	SF +	5.00%	(h)	9.32%				09/2030	24,589	24,300	2.9	24,589
Hyland Software, Inc.(5)	One stop	SF +	5.00%		N/A(6)				09/2029	—	(1)	—	(1)
Icefall Parent, Inc.#	One stop	SF +	6.50%	(i)	10.79%				01/2030	22,609	22,246	2.7	22,609
Icefall Parent, Inc.(5)	One stop	SF +	6.50%		N/A(6)				01/2030	—	(34)	—	—
ICIMS, Inc.#(23)	One stop	SF +	5.75%	(i)	10.04%				08/2028	5,814	5,762	0.7	5,697
ICIMS, Inc.	One stop	SF +	5.75%	(i)	10.04%				08/2028	18	17	—	14
IQN Holding Corp. *	One stop	SF +	5.25%	(i)	9.56%				05/2029	1,470	1,462	0.2	1,470
IQN Holding Corp.	One stop	SF +	5.25%	(i)	9.56%				05/2028	63	62	—	63
Island Bidco AB#(7)(8)(13)(23)	One stop	E +	7.25%	(d)	2.58%	cash/	7.25%	PIK	07/2028	708	682	0.1	708
Island Bidco AB#(7)(13)(23)	One stop	SF +	7.00%	(j)	7.78%	cash/	3.50%	PIK	07/2028	318	317	—	318
Island Bidco AB(7)(13)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB(7)(8)(13)	One stop	E +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB*(7)(13)(23)	One stop	SF +	7.00%	(j)	7.78%	cash/	3.50%	PIK	07/2028	3,186	3,173	0.4	3,186
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
LeadsOnline, LLC#	One stop	SF +	4.75%	(i)	9.06%				02/2028	$4,931	$4,842	0.6%	$4,931
LeadsOnline, LLC#	One stop	SF +	4.75%	(i)	9.06%				02/2028	870	855	0.1	870
LeadsOnline, LLC(5)	One stop	SF +	4.75%		N/A(6)				02/2028	—	(1)	—	—
LeadsOnline, LLC*	One stop	SF +	4.75%	(i)	9.05%				02/2028	598	596	0.1	598
Lighthouse Bidco GMBH(7)(8)(17)	One stop	E +	5.00%		N/A(6)				06/2031	—	—	—	—
Lighthouse Bidco GMBH#(7)(8)(17)	One stop	E +	5.00%	(c)	7.36%				12/2031	1,308	1,254	0.2	1,308
Lighthouse Bidco GMBH(5)(7)(8)(17)	One stop	E +	5.00%		N/A(6)				12/2031	—	(7)	—	—
LogicMonitor, Inc.(5)	One stop	SF +	5.50%		N/A(6)				11/2031	—	(11)	—	—
LogicMonitor, Inc.#	One stop	SF +	5.50%	(i)	9.79%				11/2031	14,298	14,213	1.7	14,298
Metatiedot Bidco Oy & Metatiedot US, LLC(5)(7)(8)(12)	One stop	E +	5.50%		N/A(6)				11/2030	—	(12)	—	—
Metatiedot Bidco Oy & Metatiedot US, LLC#(7)(8)(12)	One stop	E +	5.50%	(c)	8.00%				11/2031	4,234	4,076	0.5	4,234
Metatiedot Bidco Oy & Metatiedot US, LLC(7)(8)(12)	One stop	E +	5.50%	(c)	8.00%				11/2031	34	24	—	34
Metatiedot Bidco Oy & Metatiedot US, LLC#(7)(12)	One stop	SF +	5.50%	(i)	9.81%				11/2031	2,931	2,889	0.3	2,931
Navex TopCo, Inc.#	One stop	SF +	5.50%	(h)	9.82%				11/2030	28,391	27,933	3.4	28,391
Navex TopCo, Inc.(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(36)	—	—
Onit, Inc.#	One stop	SF +	4.75%	(i)	9.05%				01/2032	1,448	1,434	0.2	1,434
Onit, Inc.(5)	One stop	SF +	4.75%		N/A(6)				01/2032	—	(2)	—	(2)
Onit, Inc.(5)	One stop	SF +	4.75%		N/A(6)				01/2032	—	(3)	—	(6)
Orsay Bidco 1 B.V. and Sky Group Holding B.V.(5)(7)(8)(16)	One stop	E +	5.25%		N/A(6)				11/2029	—	(16)	—	(17)
Orsay Bidco 1 B.V. and Sky Group Holding B.V.(7)(8)(16)	One stop	E +	6.00%	(c)	8.36%				11/2029	2,876	2,800	0.3	2,890
Panzura, LLC(23)	One stop	N/A			4.00%	cash/	11.00%	PIK	08/2027	63	59	—	56
Pineapple German Bidco GMBH(7)(8)(17)(23)	One stop	E +	6.50%	(c)	8.86%				01/2031	6,710	6,628	0.8	6,744
Pineapple German Bidco GMBH(7)(8)(17)(23)	One stop	E +	6.50%	(c)	8.86%				01/2031	461	451	0.1	463
Pineapple German Bidco GMBH(7)(8)(17)(23)	One stop	E +	6.50%	(c)	8.86%				01/2031	2,078	2,029	0.2	2,088
Pineapple German Bidco GMBH(7)(8)(17)(23)	One stop	E +	6.25%	(c)	8.61%				01/2031	346	321	—	346
Pineapple German Bidco GMBH(7)(17)(23)	One stop	SF +	6.25%	(i)	10.55%				01/2031	1,065	1,055	0.1	1,065
Pineapple German Bidco GMBH(7)(17)(23)	One stop	SF +	6.25%	(i)	10.55%				01/2031	491	481	0.1	494
PING Identity Holding Corp.#	One stop	SF +	4.75%	(i)	9.05%				10/2029	2,202	2,175	0.3	2,202
PING Identity Holding Corp.(5)	One stop	SF +	4.75%		N/A(6)				10/2028	—	(1)	—	—
Quant Buyer, Inc.#	One stop	SF +	5.25%	(i)	9.56%				06/2029	6,428	6,390	0.8	6,428
Quant Buyer, Inc.#	One stop	SF +	5.25%	(i)	9.56%				06/2029	8,967	8,898	1.1	8,967
Quant Buyer, Inc.	One stop	SF +	5.25%	(i)	9.57%				06/2029	50	49	—	50
Quant Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(52)	—	—
Quant Buyer, Inc.	One stop	SF +	5.25%	(i)	9.56%				06/2029	1,386	1,372	0.2	1,386
Rainforest Bidco Limited#(7)(8)(9)(23)	One stop	SN +	6.05%	(f)	7.96%	cash/	2.55%	PIK	07/2029	756	686	0.1	742
Rainforest Bidco Limited#(7)(9)(23)	One stop	SF +	6.05%	(g)	7.81%	cash/	2.55%	PIK	07/2029	138	137	—	136
Rainforest Bidco Limited#(7)(8)(9)(23)	One stop	SN +	6.05%	(f)	7.96%	cash/	2.55%	PIK	07/2029	56	51	—	55
Rainforest Bidco Limited(7)(8)(9)(23)	One stop	SN +	6.80%	(f)	8.46%	cash/	2.80%	PIK	07/2029	3,853	3,557	0.5	3,853
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	5.75%		N/A(6)				08/2028	—	(1)	—	—
Templafy APS and Templafy, LLC*(7)(15)	One stop	SF +	6.00%	(h)	10.42%				07/2028	543	535	0.1	543
Templafy APS and Templafy, LLC(7)(15)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(h)	9.32%				05/2031	638	606	0.1	638
Togetherwork Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				05/2031	—	(21)	—	—
Togetherwork Holdings, LLC#	One stop	SF +	5.00%	(h)	9.32%				05/2031	25,460	25,266	3.0	25,460
Transform Bidco Limited(5)(7)(9)	One stop	SF +	7.00%		N/A(6)				06/2030	—	(14)	—	(18)
Transform Bidco Limited#(7)(9)	One stop	SF +	7.00%	(i)	11.29%				01/2031	9,098	8,962	1.1	8,893
Transform Bidco Limited(5)(7)(9)	One stop	SF +	7.00%		N/A(6)				01/2031	—	(15)	—	(30)
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Transform Bidco Limited(7)(8)(9)	One stop	A +	7.00%	(e)	11.12%				01/2031	$720	$744	0.1%	$703
Transform Bidco Limited(7)(8)(9)	One stop	SN +	7.00%	(f)	11.46%				01/2031	116	114	—	114
Transform Bidco Limited#(7)(9)	One stop	SF +	7.00%	(h)	11.31%				01/2031	1,252	1,228	0.1	1,224
Transform Bidco Limited(5)(7)(9)	One stop	SF +	7.00%		N/A(6)				01/2031	—	(11)	—	(28)
Tricentis Operations Holdings, Inc.(5)	One stop	SF +	5.50%		N/A(6)				02/2032	—	(10)	—	(10)
Tricentis Operations Holdings, Inc.#(23)	One stop	SF +	6.25%	(i)	5.67%	cash/	4.88%	PIK	02/2032	16,301	16,221	1.9	16,220
Tricentis Operations Holdings, Inc.(5)	One stop	SF +	5.50%		N/A(6)				02/2032	—	(16)	—	(16)
Vantage Bidco GMBH*(7)(8)(17)(23)	One stop	E +	6.25%	(c)	5.48%	cash/	3.13%	PIK	04/2031	7,498	7,301	0.9	7,498
Vantage Bidco GMBH(5)(7)(8)(17)	One stop	E +	6.25%		N/A(6)				10/2030	—	(16)	—	—
Varinem German Midco GMBH*(7)(8)(17)	One stop	E +	5.25%	(d)	7.84%				07/2031	6,344	6,339	0.8	6,376
Varinem German Midco GMBH(5)(7)(8)(17)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	(16)
Viper Bidco, Inc.#(7)(8)	One stop	SN +	5.00%	(f)	9.46%				11/2031	9,616	9,327	1.1	9,616
Viper Bidco, Inc.#	One stop	SF +	5.00%	(i)	9.30%				11/2031	20,329	20,233	2.4	20,329
Viper Bidco, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(10)	—	—
Viper Bidco, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(12)	—	—
Zendesk, Inc.	One stop	SF +	5.00%		N/A(6)				11/2028	—	—	—	—
Zendesk, Inc.	One stop	SF +	5.00%		N/A(6)				11/2028	—	—	—	—
Zendesk, Inc.*	One stop	SF +	5.00%	(i)	9.30%				11/2028	9,761	9,645	1.2	9,761
										477,206	470,109	57.0	475,990
Specialty Retail
Biscuit Parent, LLC#	One stop	SF +	4.75%	(i)	9.05%				02/2031	17,587	17,475	2.1	17,587
Biscuit Parent, LLC(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(34)	—	—
Biscuit Parent, LLC	One stop	SF +	4.75%		N/A(6)				02/2031	—	—	—	—
Cavender Stores L.P.#	Senior secured	SF +	5.00%	(i)	9.30%				10/2029	24,688	24,501	3.0	24,688
CVP Holdco, Inc.(5)	One stop	SF +	7.25%		N/A(6)				06/2030	—	(11)	—	—
CVP Holdco, Inc.*	One stop	SF +	4.75%	(h)	9.07%				06/2031	11,983	11,876	1.4	11,983
CVP Holdco, Inc.	One stop	SF +	4.75%	(h)	9.07%				06/2031	82	67	—	82
Metal Supermarkets US Buyer, LLC#(7)(10)	One stop	SF +	4.75%	(j)	8.97%				12/2030	3,126	3,111	0.4	3,126
Metal Supermarkets US Buyer, LLC(7)(10)	One stop	SF +	4.75%	(j)	8.97%				12/2030	37	36	—	37
PetVet Care Centers LLC	One stop	SF +	6.00%	(h)	10.32%				11/2030	12,869	12,662	1.5	12,225
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(30)	—	(83)
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(14)	—	—
PPV Intermediate Holdings, LLC(23)	One stop	N/A			14.75%	PIK			08/2030	8,666	8,508	1.1	8,839
PPV Intermediate Holdings, LLC*	One stop	SF +	5.75%	(i)	10.06%				08/2029	6,563	6,490	0.8	6,563
PPV Intermediate Holdings, LLC(23)	One stop	N/A			13.75%	PIK			08/2030	899	888	0.1	899
PPV Intermediate Holdings, LLC(23)	One stop	N/A			13.75%	PIK			08/2030	208	206	—	208
PPV Intermediate Holdings, LLC(23)	One stop	N/A			13.75%	PIK			08/2030	38	38	—	38
PPV Intermediate Holdings, LLC(23)	One stop	N/A			13.75%	PIK			08/2030	38	35	—	38
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(5)	—	—
PPV Intermediate Holdings, LLC	One stop	SF +	5.25%	(i)	9.56%				08/2029	867	854	0.1	867
Radiance Borrower, LLC	One stop	SF +	5.25%	(h)	9.57%				06/2031	182	168	—	182
Radiance Borrower, LLC*(23)	One stop	SF +	5.75%	(h)	7.32%	cash/	2.75%	PIK	06/2031	19,266	19,140	2.3	19,266
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	4,390	4,357	0.5	4,412
Salon Lofts Group, LLC(23)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	640	634	0.1	646
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	293	291	—	294
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	287	285	—	288
Salon Lofts Group, LLC(23)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	166	160	—	168
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	227	225	—	228
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	95	94	—	95
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	98	95	—	98
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	72	71	—	72
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	66	66	—	67
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.05%		08/2028	$419	$414	0.1%	$421
Salon Lofts Group, LLC(5)	Senior secured	SF +	5.75%		N/A(6)		08/2028	—	(5)	—	3
Salon Lofts Group, LLC(23)	Second lien	SF +	9.00%	(i)	13.30%	PIK	09/2029	339	336	—	343
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.05%		08/2028	130	129	—	130
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.05%		08/2028	88	87	—	88
Salon Lofts Group, LLC(23)	Second lien	SF +	9.00%	(i)	13.30%	PIK	09/2029	31	31	—	32
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.05%		08/2028	451	448	0.1	453
Salon Lofts Group, LLC(5)(23)	Second lien	SF +	9.00%		N/A(6)		09/2029	—	(20)	—	37
Salon Lofts Group, LLC(23)	Second lien	SF +	9.00%	(i)	13.30%	PIK	09/2029	124	122	—	125
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.05%		08/2028	142	141	—	143
Salon Lofts Group, LLC(5)	Senior secured	SF +	5.25%		N/A(6)		08/2028	—	(10)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.05%		08/2028	205	204	—	206
Salon Lofts Group, LLC(23)	Second lien	SF +	9.00%	(i)	13.30%	PIK	09/2029	1,300	1,290	0.2	1,320
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.#(7)(10)	One stop	SF +	5.25%	(i)	9.55%		12/2029	1,643	1,622	0.2	1,643
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(7)(10)	One stop	SF +	5.25%	(a)(i)	9.76%		12/2028	760	754	0.1	760
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(7)(10)	One stop	SF +	5.25%	(i)	9.55%		12/2029	92	89	—	92
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.*(7)(8)(10)	One stop	CA +	5.25%	(k)	7.91%		12/2029	6,813	7,088	0.8	6,813
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(7)(8)(10)	One stop	CA +	5.25%	(k)	7.91%		12/2028	14	14	—	14
								125,984	124,973	14.9	125,536
Transportation Infrastructure
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(h)	9.32%		02/2032	263	251	—	251
LDS Intermediate Holdings, LLC#	One stop	SF +	5.00%	(h)	9.32%		02/2032	13,286	13,205	1.6	13,203
LDS Intermediate Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)		02/2032	—	(16)	—	(16)
								13,549	13,440	1.6	13,438
Water Utilities
Vessco Midco Holdings, LLC*	One stop	SF +	4.75%	(h)(j)	9.05%		07/2031	1,523	1,509	0.2	1,523
Vessco Midco Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)		07/2031	—	(2)	—	—
Vessco Midco Holdings, LLC	One stop	SF +	4.75%	(h)(j)	9.06%		07/2031	134	131	—	134
								1,657	1,638	0.2	1,657

Total debt investments								1,624,256	1,602,398	194.0	1,621,060

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(20)(21)
Aerospace & Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A	02/2023	N/A	40	$399	0.1%	$304

Air Freight & Logistics
RJW Group Holdings, Inc.	LP units	N/A	N/A	11/2024	N/A	1,172	1,172	0.2	1,172

Auto Components
Arnott, LLC	LP units	N/A	N/A	12/2024	N/A	—	94	—	94

Automobiles
CAP-KSI Holdings, LLC	LP units	N/A	N/A	06/2024	N/A	571	—	—	78
CAP-KSI Holdings, LLC	Preferred stock	N/A	N/A	06/2024	N/A	571	571	0.1	609
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A	07/2022	N/A	1	77	—	129
Quick Quack Car Wash Holdings, LLC	LP units	N/A	N/A	06/2024	N/A	3,673	3,673	0.5	4,372
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A	06/2024	N/A	727	727	0.1	835
Yorkshire Parent, Inc.	LP units	N/A	N/A	12/2023	N/A	—	131	—	153
							5,179	0.7	6,176
Beverages
Spindrift Beverage Co. Inc.	LP units	N/A	N/A	02/2025	N/A	2	2,164	0.3	2,164

Commercial Services & Supplies
CHA Vision Holdings, Inc.	LP units	N/A	N/A	01/2024	N/A	—	110	—	133

Diversified Consumer Services
CHVAC Services Investment, LLC	Common stock	N/A	N/A	05/2024	N/A	95	240	—	378
DP Flores Holdings, LLC	LLC units	N/A	N/A	09/2022	N/A	88	70	—	129
HS Spa Holdings, Inc.	Common stock	N/A	N/A	05/2022	N/A	78	78	—	78
NSG Buyer, Inc. (7)	LP units	N/A	N/A	11/2022	N/A	1	953	0.2	1,254
Virginia Green Acquisition, LLC	LP units	N/A	N/A	12/2023	N/A	96	96	—	114
							1,437	0.2	1,953
Electric Utilities
Smart Energy Systems, Inc.	Warrant	N/A	N/A	01/2025	N/A	5	26	—	26

Electrical Equipment
Wildcat TopCo, Inc.	LP units	N/A	N/A	12/2024	N/A	135	135	—	135

Healthcare Technology
Amberfield Acquisition Co.	LLC units	N/A	N/A	05/2024	N/A	404	404	0.1	404

Hotels, Restaurants & Leisure
PB Group Holdings, LLC	LP units	N/A	N/A	08/2024	N/A	99	228	—	288
Rooster BidCo Limited(7)(9)	Preferred stock	N/A	N/A	03/2025	N/A	364	376	0.1	376
							604	0.1	664

Insurance
Oakbridge Insurance Agency LLC	LP units	N/A	N/A	11/2023	N/A	5	98	—	120

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
Critical Start, Inc.	Common stock	N/A			N/A		05/2022	N/A	38	$38	—%	$22
Netwrix Corporation	LLC units	N/A			N/A		06/2022	N/A	11	21	—	28
										59	—	50
Leisure Products
Movement Holdings, LLC(7)(9)	LLC units	N/A			N/A		03/2024	N/A	—	421	—	310

Life Sciences Tools & Services
Celerion Buyer, Inc.(22)	LP units	N/A			N/A		11/2022	N/A	446	373	—	305
Celerion Buyer, Inc.	LP units	N/A			N/A		11/2022	N/A	446	—	0.1	672
										373	0.1	977
Pharmaceuticals
Creek Parent, Inc.	LP interest	N/A			N/A		12/2024	N/A	905	905	0.1	958

Professional Services
Eclipse Buyer, Inc.(22)	Preferred stock	N/A			12.50%	Non-Cash	09/2024	N/A	—	1,545	0.2	1,573

Software
Anaplan, Inc.	LP interest	N/A			N/A		06/2022	N/A	890	891	0.2	1,451
CB Buyer, Inc.	LP units	N/A			N/A		07/2024	N/A	228	228	—	161
Cynet Security Ltd.(7)(14)	Preferred stock	N/A			N/A		08/2022	N/A	23	81	—	109
Denali Bidco Limited(7)(9)	LP interest	N/A			N/A		08/2023	N/A	85	110	—	177
Energy Worldnet, LLC	LLC units	N/A			N/A		02/2025	N/A	50	52	—	52
GTY Technology Holdings, Inc.	LP units	N/A			N/A		07/2022	N/A	60	60	—	139
Gurobi Optimization, LLC	Common stock	N/A			N/A		09/2024	N/A	—	183	—	215
Kaseya Inc.(22)	Preferred stock	SF +	10.75%	(i)	15.03%	Non-Cash	06/2022	N/A	1	748	0.1	781
Kaseya Inc.	LP interest	N/A			N/A		06/2022	N/A	50	50	—	57
LogicMonitor, Inc.	LP interest	N/A			N/A		12/2024	N/A	250	250	0.1	257
Onit, Inc.	Warrant	N/A			N/A		02/2023	N/A	—	6	—	8
Panzura, LLC	LLC units	N/A			N/A		03/2025	N/A	1	4	—	—
Templafy APS and Templafy, LLC(7)(15)	Warrant	N/A			N/A		07/2022	N/A	—	8	—	9
Togetherwork Holdings, LLC	Preferred stock	N/A			N/A		07/2024	N/A	272	1,188	0.2	1,277
Tricentis Operations Holdings, Inc.	LP interest	N/A			N/A		02/2025	N/A	40	40	—	40
Zendesk, Inc.	LP units	N/A			N/A		11/2022	N/A	22	218	—	214
										4,117	0.6	4,947
Specialty Retail
Metal Supermarkets US Buyer, LLC(7)(10)	LLC units	N/A			N/A		12/2024	N/A	—	—	—	—
Metal Supermarkets US Buyer, LLC(7)(10)	Preferred stock	N/A			N/A		12/2024	N/A	1	93	—	86
Salon Lofts Group, LLC	LP units	N/A			N/A		08/2022	N/A	—	109	—	77
										202	—	163

Total equity investments										19,444	2.7	22,323

Total investments										1,621,842	196.7	1,643,383

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)					4.2%	(24)				$23,686	2.8%	$23,686
Total money market funds										23,686	2.8	23,686
Total investments and money market funds										$1,645,528	199.5%	$1,667,069
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the investment collateralizes the DB Credit Facility (as defined in Note 8).
#	Denotes that all or a portion of the investment collateralizes the BNP Credit Facility (as defined in Note 8).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Prime (“P”), Australian Interbank Rate (“AUD” or “A”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or the Sterling Overnight Index Average (“SONIA” or “SN”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of March 31, 2025. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of March 31, 2025, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2025, as the loan could have priced or repriced based on an index rate prior to March 31, 2025.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 7.50% as of March 31, 2025.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 2.36% as of March 31, 2025.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.34% as of March 31, 2025.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.34% as of March 31, 2025.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.13% as of March 31, 2025.
(f) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.46% as of March 31, 2025.
(g) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 4.41% as of March 31, 2025.
(h) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 4.32% as of March 31, 2025.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 4.29% as of March 31, 2025.
(j) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 4.19% as of March 31, 2025.
(k) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 2.66% as of March 31, 2025.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2025.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See Note 7.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of March 31, 2025. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, total non-qualifying assets at fair value represented 11.2% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(23)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the six months ended March 31, 2025.
(24)The rate shown is the annualized seven-day yield as of March 31, 2025.
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

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the investment collateralizes the PNC Facility (as defined in Note 8).
#	Denotes that all or a portion of the investment collateralizes the DB Credit Facility (as defined in Note 8).
~	Denotes that all or a portion of the investment collateralizes the BNP Credit Facility (as defined in Note 8).
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
(h) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 4.85% as of September 30, 2024.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 4.59% as of September 30, 2024.
(j) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 4.25% as of September 30, 2024.
(k) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 3.92% as of September 30, 2024.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2024.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See Note 7.
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
Any changes to the valuation methodology are reviewed by management and the Board to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Valuation Designee will continue to refine its valuation methodologies. See further description of fair value methodology in Note 7.
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
Net assets and fair values are presented based on the applicable foreign exchange rates and fluctuations arising from the translation of assets and liabilities are included within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Derivative instruments:
The Company follows the guidance in ASC Topic 815 - Derivatives and Hedging (“ASC Topic 815”), when accounting for derivative instruments.
Forward currency contracts: A forward currency contract is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilized forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as unrealized appreciation (depreciation) until the contracts are closed. When the contracts are closed, realized gains (losses) are recorded. Realized gains (losses) and unrealized appreciation (depreciation) on the forward currency contracts are included in the Consolidated Statements of Operations. Unrealized appreciation (depreciation) on forward currency contracts is recorded on the Consolidated Statements of Financial Condition as a component of “Net unrealized appreciation on forward currency contracts” or “Net unrealized depreciation on forward currency contracts” by counterparty on a net basis across all derivative instruments, not taking into account collateral posted, which is recorded separately, if applicable.
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
Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three and six months ended March 31, 2025, the Company received Loan Origination Fees that were capitalized of $1,890 and $4,379, respectively. For the three and six months ended March 31, 2024, the Company received Loan Origination Fees that were capitalized of $2,830 and $9,248, respectively. For the three and six months ended March 31, 2025, interest income included $1,484 and $2,437, respectively, of Discount Amortization. For the three and six months ended March 31, 2024, interest income included $622 and $1,027, respectively, of Discount Amortization.
For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2025, investment income included $2,265 and $4,571, respectively, of PIK interest and the Company capitalized PIK interest of $2,263 and $4,561, respectively, into the principal balance of certain debt investments. For the three and six months ended March 31, 2024, investment income included $1,276 and $2,383, respectively, of PIK interest and the Company capitalized PIK interest of $1,413 and $2,392, respectively, into the principal balance of certain debt investments.
In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For both the three and six months ended March 31, 2025 and 2024, fee income included $24 of non-recurring prepayment premiums. For the three and six months ended March 31, 2024, fee income included no non-recurring prepayment premiums. All other income is recorded into income when earned.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and six months ended March 31, 2025, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $40,148 and $77,062, respectively. For the three and six months ended March 31, 2024, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $19,271 and $29,475, respectively.
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
For the three and six months ended March 31, 2025, the Company recognized PIK and non-cash dividend income of $114 and $208, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2024, the Company recognized PIK and non-cash dividend income of $43 and $75, respectively, which were capitalized into the cost basis of certain preferred equity investments. For both the three and six months ended March 31, 2025, the Company received $170 of cash payments of accrued and capitalized preferred dividends. For the three and six months ended March 31, 2024, the Company received no cash payments of accrued and capitalized preferred dividends.
Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended March 31, 2025, the Company did not record any dividend income received in cash and did not receive any return of capital distributions in cash. For the six months ended March 31, 2025, the Company recorded dividend income received in cash of $67 and return of capital distributions received in cash of $91. For the three and six months ended March 31, 2024, the Company did not record any dividend income received in cash and did not receive any return of capital distributions in cash.
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
Non-accrual loans: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of March 31, 2025 and September 30, 2024, the Company had no portfolio company investments on non-accrual status.
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2025, the Company did not record any U.S. federal excise tax expense. For the three and six months ended March 31, 2024, $10 and $25, respectively, was recorded for U.S. federal excise tax expense.
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2025. The Company’s tax returns for the 2022 through 2023 tax years remain subject to examination by U.S. federal and most state tax authorities.
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
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2025 and September 30, 2024, the Company had deferred debt issuance costs of $7,131 and $7,871, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2025, was $970 and $1,921, respectively. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2024, was $283 and $490, respectively.
Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three and six months ended March 31, 2025, the Company amortized $33 and $68, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations. For the three and six months ended March 31, 2024, the Company amortized $35 and $66, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.
Segment reporting: In accordance with ASC Topic 280 - Segment Reporting (“ASC Topic 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the Company’s chief executive officer, chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations. The Company has elected to early adopt ASC Topic 280 as of March 31, 2025.

Recent accounting updates: In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-09.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2024-03 requires disaggregated disclosure of certain costs and expenses, including purchase of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting ASU No. 2024-03.
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
As of March 31, 2025 and September 30, 2024, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of March 31, 2025		As of September 30, 2024
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 4 Stockholders	$1,141,365	$812,875	$1,032,820	$635,966
As of March 31, 2025 and September 30, 2024, the ratio of total contributed capital to total capital subscriptions was 71.2% and 61.6%, respectively, and the Company had uncalled capital commitments of $328,490 and $396,854, respectively.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table summarizes the shares of GBDC 4 common stock issued for the six months ended March 31, 2025 and 2024:

	Date	Shares Issued	NAV per share	Proceeds
Shares issued for the six months ended March 31, 2024
Issuance of shares	10/27/23	4,433,368.360	$15.00	$66,501
Issuance of shares	11/28/23	2,849,722.599	15.00	42,746
Issuance of shares	12/29/23	1,899,815.000	15.00	28,497
Issuance of shares	02/12/24	2,952,472.599	15.00	44,287
Issuance of shares	03/25/24	2,952,472.599	15.00	44,287
Shares issued for capital drawdowns		15,087,851.157		$226,318
Issuance of shares	11/21/23	38,883.631	$15.00	$583
Issuance of shares	12/27/23	67,391.724	15.00	1,011
Issuance of shares	02/20/24	53,724.497	15.00	806
Issuance of shares	03/19/24	49,685.776	15.00	745
Shares issued through DRIP		209,685.628		$3,145

Shares issued for the six months ended March 31, 2025
Issuance of shares	12/23/24	6,725,731.752	$15.00	$100,886
Issuance of shares	01/13/25	502,802.331	15.00	7,542
Issuance of shares	03/25/25	4,565,389.866	15.00	68,480
Shares issued for capital drawdowns		11,793,923.949		$176,908
Issuance of shares	11/19/24	204,508.932	$15.00	$3,068
Issuance of shares	12/18/24	72,984.041	15.00	1,095
Issuance of shares	01/08/25	85,661.548	15.00	1,285
Issuance of shares	02/18/25	112,987.679	15.00	1,695
Issuance of shares	03/18/25	86,219.253	15.00	1,293
Shares issued through DRIP		562,361.453		$8,436
Note 4. Related Party Transactions
Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Board most recently reapproved the Investment Advisory Agreement in May 2025. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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
For the three and six months ended March 31, 2025, the base management fee incurred by the Company was $5,430 and $10,409, respectively, and the base management fee irrevocably waived by the Investment Adviser was $3,455 and $6,623, respectively. For the three and six months ended March 31, 2024, the base management fee incurred by the Company was $2,557 and $4,248, respectively, and the base management fee irrevocably waived by the Investment Adviser was $1,628 and $2,704, respectively.
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
For the three and six months ended March 31, 2025, the Income Incentive Fee incurred was $4,696 and $8,807, respectively. For the three and six months ended March 31, 2024, the Income Incentive Fee incurred was $2,678 and $4,461, respectively.
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Investment Adviser has agreed to irrevocably waive all Income Incentive Fees payable pursuant to the Investment Advisory Agreement for periods ending prior to April 1, 2024 (the “Waiver Period”). For the three and six months ended March 31, 2025, the Income Incentive Fee irrevocably waived by the Investment Adviser was $2,348 and $4,403, respectively. For the three and six months ended March 31, 2024, the Income Incentive Fee irrevocably waived by the Investment Adviser was $2,678 and $4,461, respectively.
The second part of the Incentive Fee, the Capital Gain Incentive Fee, equals (a) 20.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year following the Waiver Period (or, upon termination of the Investment Advisory Agreement, as of the termination date), less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s ‘‘Capital Gain Incentive Fee Base’’ equals (1) the sum of (A) realized capital gains, if any, on a cumulative positive basis, (B) all realized capital losses on a cumulative basis and (C) all unrealized capital depreciation on a cumulative basis, less (2) unamortized deferred debt issuance costs as of the date of calculation, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis from April 1, 2022, the date the Company elected to be a BDC. For periods ending on or prior to the date of the closing of a Liquidity Event, the Investment Adviser has agreed to irrevocably waive that portion of the Capital Gain Incentive Fee payable under the Investment Advisory Agreement, calculated as described above, in excess of 10.0% of the Capital Gain Incentive Fee Base, provided that any amounts so waived shall be deemed paid to the Investment Adviser for purposes of determining the Capital Gain Incentive Fee payable after the closing of a public offering or listing. In addition, the Investment Adviser has agreed during the Waiver Period to defer payment of any Capital Gain Incentive Fee until after the Waiver Period, if and to the extent a Capital Gain Incentive Fee becomes payable as of any date after the Waiver Period.
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
For the three and six months ended March 31, 2025 and 2024, the Company did not accrue a Capital Gain Incentive Fee. As of both March 31, 2025 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to March 31, 2025.

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
For the three and six months ended March 31, 2025, the Company accrued a capital gain incentive fee under GAAP of $90 and $406, respectively. For the three and six months ended March 31, 2024, the Company did not accrue a capital gain incentive fee under GAAP. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of March 31, 2025, there was $1,286 of cumulative accrual for capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. As of September 30, 2024, there was $880 of cumulative accrual for capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.
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
As of March 31, 2025 and September 30, 2024, included in accounts payable and other liabilities is $527 and $355, respectively, for accrued allocated shared services under the Administration Agreement.
Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through April 1, 2022 and has incurred $166 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2021.
The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of both March 31, 2025 and September 30, 2024, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $304.
The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2025 were $534 and $842, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2024 were $295 and $631, respectively. As of March 31, 2025 and September 30, 2024, included in accounts payable and other liabilities were $403 and $308, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.
On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $100,000. As of March 31, 2025, GGP Class B-P, LLC has an aggregate commitment of $100,011. As of March 31, 2025, the Company had issued 6,368,035.464 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $95,521 and has also issued 139,172.373 shares to GGP Class B-P, LLC through the DRIP.
The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of March 31, 2025, permits the Company to borrow a maximum of $100,000 and expires on March 26, 2028. Refer to Note 8 for discussion of the Adviser Revolver.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 5. Investments
Investments as of March 31, 2025 and September 30, 2024 consisted of the following:

	As of March 31, 2025			As of September 30, 2024
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$49,917	$49,478	$49,923	$39,377	$38,960	$39,358
One stop	1,567,647	1,546,304	1,564,374	1,254,102	1,232,741	1,250,206
Second lien	5,756	5,690	5,827	4,446	4,373	4,446
Subordinated debt	936	926	936	929	897	921
Equity	N/A	19,444	22,323	N/A	14,541	16,070
Total	$1,624,256	$1,621,842	$1,643,383	$1,298,854	$1,291,512	$1,311,001

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

	As of March 31, 2025			As of September 30, 2024
Amortized Cost:
United States
Mid-Atlantic	$209,963	13.0%		$199,479	15.4%
Midwest	340,543	21.0		260,483	20.2
Northeast	132,295	8.2		130,402	10.1
Southeast	262,520	16.2		205,574	15.9
Southwest	218,806	13.5		149,845	11.6
West	303,523	18.7		256,337	19.8
United Kingdom	70,160	4.3		40,106	3.1
Finland	6,977	0.4		—	—
Canada	27,822	1.7		—	—
Luxembourg	306	0.0	*	1,013	0.1
Sweden	5,121	0.3		4,919	0.4
Israel	81	0.0	*	81	0.0	*
Denmark	543	0.0	*	541	0.0	*
Germany	37,046	2.3		39,463	3.1
Netherlands	4,078	0.3		1,256	0.1
France	2,058	0.1		2,013	0.2
Total	$1,621,842	100.0%		$1,291,512	100.0%

Fair Value:
United States
Mid-Atlantic	$212,863	13.0%		$201,474	15.4%
Midwest	345,389	21.0		264,441	20.2
Northeast	133,661	8.1		132,136	10.1
Southeast	266,373	16.2		207,853	15.8
Southwest	220,803	13.5		151,420	11.5
West	307,163	18.7		260,330	19.9
United Kingdom	71,633	4.4		42,123	3.2
Finland	7,199	0.4		—	—
Canada	27,833	1.7		—	—
Luxembourg	301	0.0	*	1,016	0.1
Sweden	5,212	0.3		5,064	0.4
Israel	109	0.0	*	106	0.0	*
Denmark	552	0.0	*	554	0.0	*
Germany	38,020	2.3		41,091	3.1
Netherlands	4,194	0.3		1,321	0.1
France	2,078	0.1		2,072	0.2
Total	$1,643,383	100.0%		$1,311,001	100.0%
* Represents an amount less than 0.1%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of March 31, 2025 and September 30, 2024 were as follows:

	As of March 31, 2025		As of September 30, 2024
Amortized Cost:
Aerospace & Defense	$16,171	1.0%	$15,571	1.2%
Air Freight & Logistics	13,372	0.8	—	—
Auto Components	35,158	2.2	28,337	2.2
Automobiles	97,589	6.0	72,232	5.6
Banks	6,281	0.4	4,562	0.3
Beverages	25,936	1.6	18,059	1.4
Capital Markets	15,695	1.0	14,032	1.1
Chemicals	929	0.1	921	0.1
Commercial Services & Supplies	69,708	4.3	86,126	6.7
Construction & Engineering	13,372	0.8	9,906	0.8
Containers & Packaging	1,407	0.1	—	—
Diversified Consumer Services	122,051	7.5	100,926	7.8
Diversified Financial Services	22,876	1.4	22,989	1.8
Electric Utilities	1,681	0.1	—	—
Electrical Equipment	6,978	0.4	691	0.0 *
Electronic Equipment, Instruments & Components	5,184	0.3	5,186	0.4
Food Products	20,015	1.2	20,253	1.6
Healthcare Equipment & Supplies	27,264	1.7	25,421	2.0
Healthcare Providers & Services	51,461	3.2	35,048	2.7
Healthcare Technology	76,628	4.7	41,038	3.2
Hotels, Restaurants & Leisure	55,094	3.4	52,188	4.0
Industrial Conglomerates	28,493	1.8	11,492	0.9
Insurance	96,307	6.0	73,366	5.7
IT Services	41,692	2.6	40,822	3.2
Leisure Products	22,110	1.4	22,166	1.7
Life Sciences Tools & Services	24,448	1.5	18,343	1.4
Machinery	29,251	1.8	27,540	2.1
Media	7,040	0.4	7,068	0.5
Oil, Gas & Consumable Fuels	16,206	1.0	15,849	1.2
Pharmaceuticals	21,842	1.3	1,013	0.1
Professional Services	35,124	2.2	25,099	1.9
Software	474,226	29.2	375,250	29.1
Specialty Retail	125,175	7.7	118,440	9.2
Transportation Infrastructure	13,440	0.8	—	—
Water Utilities	1,638	0.1	1,578	0.1
Total	$1,621,842	100.0%	$1,291,512	100.0%
* Represents an amount less than 0.1%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2025		As of September 30, 2024
Fair Value:
Aerospace & Defense	$16,572	1.0%	$16,069	1.2%
Air Freight & Logistics	13,487	0.8	—	—
Auto Components	35,412	2.2	28,779	2.2
Automobiles	99,307	6.0	73,044	5.6
Banks	6,373	0.4	4,650	0.3
Beverages	26,535	1.6	18,388	1.4
Capital Markets	15,741	1.0	14,200	1.1
Chemicals	944	0.1	921	0.1
Commercial Services & Supplies	70,675	4.3	87,416	6.7
Construction & Engineering	13,463	0.8	10,008	0.8
Containers & Packaging	1,328	0.1	—	—
Diversified Consumer Services	123,606	7.5	102,710	7.8
Diversified Financial Services	23,202	1.4	23,412	1.8
Electric Utilities	1,683	0.1	—	—
Electrical Equipment	7,068	0.4	706	0.1
Electronic Equipment, Instruments & Components	5,372	0.3	5,400	0.4
Food Products	20,273	1.2	20,498	1.6
Healthcare Equipment & Supplies	27,652	1.7	25,691	2.0
Healthcare Providers & Services	52,292	3.2	35,903	2.7
Healthcare Technology	77,539	4.7	41,653	3.2
Hotels, Restaurants & Leisure	55,612	3.4	52,662	4.0
Industrial Conglomerates	29,226	1.8	11,447	0.9
Insurance	97,745	6.0	74,631	5.7
IT Services	42,008	2.6	41,300	3.2
Leisure Products	22,185	1.3	22,246	1.7
Life Sciences Tools & Services	25,398	1.5	18,972	1.4
Machinery	29,534	1.8	27,815	2.1
Media	7,118	0.4	7,154	0.5
Oil, Gas & Consumable Fuels	16,415	1.0	16,081	1.2
Pharmaceuticals	22,297	1.4	1,016	0.1
Professional Services	35,590	2.2	25,225	1.9
Software	480,937	29.3	382,061	29.1
Specialty Retail	125,699	7.6	119,368	9.1
Transportation Infrastructure	13,438	0.8	—	—
Water Utilities	1,657	0.1	1,575	0.1
Total	$1,643,383	100.0%	$1,311,001	100.0%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 6. Derivatives
The Company enters into derivatives from time to time to help mitigate its foreign currency risk exposures.
Forward Currency Contracts
The outstanding forward currency contracts as of March 31, 2025 were as follows:

As of March 31, 2025
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
SMBC Capital Markets, Inc.	€9,000	EUR	$9,922	USD	5/28/2027	$—	$(159)
						$—	$(159)
There were no outstanding forward currency contracts as of September 30, 2024.
The impact of forward currency contracts not designated as an effective hedge accounting relationship for the three and six months ended March 31, 2025 and 2024 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Foreign exchange	$—	$—	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Foreign exchange	$(256)	$—	$(159)	$—

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and six months ended March 31, 2025 and 2024:

Average U.S. Dollar notional outstanding	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Forward currency contracts	$9,922	$—	$9,922	$—
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
For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from SMBC, if any, is included in the Consolidated Statements of Financial Condition as other assets or other liabilities. As of March 31, 2025, there was no collateral pledged for derivatives which is included in other assets on the Consolidated Statements of Financial Condition. As of September 30, 2024, there was no collateral pledged for derivatives. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the financial statements of the Company including: the location of those fair values on the Consolidated Statement of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of March 31, 2025.

As of March 31, 2025
Counterparty	Consolidated Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) /Pledged (1)	Net Amounts(2)
SMBC Capital Markets Inc.	Unrealized depreciation on forward currency contracts	$—	$(159)	$(159)	$—	$(159)
		$—	$(159)	$(159)	$—	$(159)
(1)The actual collateral pledged could be more than the amount shown due to over collateralization.
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the six months ended March 31, 2025 and 2024. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.
Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both March 31, 2025 and September 30, 2024, were valued using Level 3 inputs. As of both March 31, 2025 and September 30, 2024, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs. As of March 31, 2025, all forward currency contracts were valued using Level 2 inputs.
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
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of March 31, 2025 and September 30, 2024:

As of March 31, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,621,060	$1,621,060
Equity investments(1)	—	—	22,323	22,323
Money market funds(1)(2)	23,686	—	—	23,686
Total assets, at fair value:	$23,686	$—	$1,643,383	$1,667,069
Liabilities, at fair value:
Forward currency contracts	$—	$(159)	$—	$(159)
Total liabilities, at fair value:	$—	$(159)	$—	$(159)

As of September 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,294,931	$1,294,931
Equity investments(1)	—	—	16,070	16,070
Money market funds(1)(2)	20,893	—	—	20,893
Total assets, at fair value:	$20,893	$—	$1,311,001	$1,331,894

(1) Refer to the Consolidated Schedules of Investments for further details.
(2) Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2025 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2025 was $6,136 and $7,682, respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2024 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2024 was $6,441 and $8,085, respectively.
The following tables present the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2025 and 2024:

	For the six months ended March 31, 2025
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,294,931	$16,070	$1,311,001
Net change in unrealized appreciation (depreciation) on investments	2,342	1,349	3,691
Net translation of investments in foreign currencies	(1,639)	—	(1,639)
Realized gain (loss) on translation of investments in foreign currencies	(16)	—	(16)
Fundings of (proceeds from) revolving loans, net	3,183	—	3,183
Fundings of investments	366,424	5,215	371,639
PIK interest and non-cash dividends	4,561	208	4,769
Proceeds from non-cash dividends	—	(170)	(170)
Proceeds from principal payments and sales of portfolio investments	(51,163)	(349)	(51,512)
Accretion of discounts and amortization of premiums	2,437	—	2,437
Fair value, end of period	$1,621,060	$22,323	$1,643,383

	For the six months ended March 31, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$313,688	$5,227	$318,915
Net change in unrealized appreciation (depreciation) on investments	6,798	465	7,263
Net translation of investments in foreign currencies	234	—	234
Realized gain (loss) on investments	—	(3)	(3)
Realized gain (loss) on translation of investments in foreign currencies	29	—	29
Fundings of (proceeds from) revolving loans, net	389	—	389
Fundings of investments	493,676	917	494,593
PIK interest and non-cash dividends	2,392	75	2,467
Proceeds from principal payments and sales of portfolio investments	(3,684)	—	(3,684)
Accretion of discounts and amortization of premiums	1,027	—	1,027
Fair value, end of period	$814,549	$6,681	$821,230

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2025 and September 30, 2024:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$49,923	Yield analysis	Market interest rate	8.5% - 10.0% (9.0%)
		Market comparable companies	EBITDA multiples	6.5x - 20.0x (10.2x)
One stop loans(2)	$1,529,874	Yield analysis	Market interest rate	4.0% - 20.0% (9.3%)
		Market comparable companies	EBITDA multiples	5.4x - 38.0x (16.3x)
		Market comparable companies	Revenue multiples	1.5x - 16.0x (9.4x)
	34,500	Broker/dealer bids or quotes	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans	$6,763	Yield analysis	Market interest rate	10.5% - 15.0% (12.3%)
		Market comparable companies	EBITDA multiples	9.5x - 24.0x (11.8x)
Equity(3)	$22,323	Market comparable companies	EBITDA multiples	8.5x - 28.0x (15.9x)
			Revenue multiples	1.5x - 16.0x (13.8x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)The Company valued $1,271,037 and $258,837 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(3)The Company valued $20,218 and $2,105 of equity investments using EBITDA and revenue multiples, respectively.

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
The following are the carrying values and fair values of the Company’s debt as of March 31, 2025 and September 30, 2024:

	As of March 31, 2025		As of September 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$835,504	$835,504	$691,985	$691,985
Note 8. Borrowings
In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On April 1, 2022, the Company’s sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of March 31, 2025, the Company’s asset coverage for borrowed amounts was 198.6%.
PNC Facility: On July 8, 2022, the Company entered into a Revolving Credit and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as administrative agent, collateral agent, and a lender, and PNC Capital Markets LLC, as structuring agent. As of March 31, 2025, the PNC Facility allowed the Company to borrow in an aggregate amount of up to $250,000, subject to leverage and borrowing base restrictions, with a stated maturity date of July 8, 2025.
As of March 31, 2025, the PNC Facility bears interest, at the Company’s election and depending on the currency of the borrowing, of either CORRA, SONIA, €STR, Daily Simple SOFR, Term SOFR, or the Base Rate (each, as defined in the PNC Facility) plus a margin ranging from 2.15% to 2.45%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GBDC 4 Funding securing the facility. As of March 31, 2025 and September 30, 2024, the Company had outstanding debt of $125,100 and $240,428, respectively, under the PNC Facility.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and six months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates, and average outstanding balances for the PNC Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Stated interest expense	$2,481	$6,104	$6,461	$9,490
Facility fees	28	33	37	83
Amortization of debt issuance costs	348	278	669	485
Total interest expense	$2,857	$6,415	$7,167	$10,058
Cash paid for interest expense	$4,030	$3,443	$10,364	$6,026
Annualized average stated interest rate(1)	6.8%	7.7%	6.8%	7.7%
Average outstanding balance	$148,023	$316,790	$189,575	$246,665
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
DB Credit Facility: On March 28, 2024 (the “DB Credit Facility Effective Date”), the Company and GBDC 4 Funding II entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank National Trust Company, as collateral agent and as collateral custodian. The period during which GBDC 4 Funding II may request drawdowns under the DB Credit Facility (the “DB Credit Facility Revolving Period”) commenced on the DB Credit Facility Effective Date and continues through March 28, 2027 unless there is an earlier termination or event of default. The DB Credit Facility will mature on March 28, 2030, three years from the last day of the DB Credit Facility Revolving Period, unless terminated earlier in accordance with the DB Credit Facility. As of March 31, 2025, the DB Credit Facility allowed the Company to borrow in an aggregate amount of up to $300,000, subject to leverage and borrowing base restrictions.
As of March 31, 2025, the DB Credit Facility bears interest at the applicable base rate plus 2.35% per annum during the DB Credit Facility Revolving Period and 2.85% after the DB Credit Facility Revolving Period. The base rate under the DB Credit Facility is (i) the three-month CORRA plus an adjustment for a period of three months equal to 0.32138% with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple SONIA with respect to any advances denominated U.K. pound sterling plus an adjustment for a period of three months equal to 0.1193%, (v) the daily simple Swiss Average Rate Overnight with respect to any advances denominated in Swiss francs, (vi) the three-month Copenhagen Interbank Offered Rate with respect to any advances denominated in Danish krones, (vii) the three-month Bank Bill Benchmark Rate with respect to any advances denominated in New Zealand dollars, (viii) the three-month Norwegian Krone Interbank Offered Rate with respect to any advances denominated in Norwegian krona, (ix) the three-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish krona, and (x) the three-month term SOFR with respect to any other advances. Additionally, a syndication/agent fee is payable to the facility agent each quarter. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the DB Credit Facility Revolving Period, an additional fee based on unfunded commitments of the lenders could be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the DB Credit Facility Effective Date, respectively.
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
As of March 31, 2025 and September 30, 2024, the Company had $200,699 and $299,557, respectively, of outstanding debt under the DB Credit Facility.
For the three and six months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Stated interest expense	$3,942	$—	$9,167	$—
Facility fees	224	7	419	7
Amortization of debt issuance costs	147	5	293	5
Total interest expense	$4,313	$12	$9,879	$12
Cash paid for interest expense	$5,387	$—	$10,832	$—
Annualized average stated interest rate(1)	6.7%	N/A	6.8%	N/A
Average outstanding balance	$240,217	$—	$269,376	$—
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
BNP Credit Facility: On August 15, 2024 (the “BNP Credit Facility Effective Date”), the Company and GBDC 4 Funding III entered into a revolving credit and security agreement (the “BNP Credit Facility”), with the Company, as equityholder and as servicer, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, each of the securitization subsidiaries from time to time parties thereto and Computershare Trust Company, N.A., as collateral agent. Under the BNP Credit Facility, the lenders have agreed to extend credit to GBDC 4 Funding III in an aggregate principal amount of up to $750,000 as of March 31, 2025. The period during which GBDC 4 Funding III may request drawdowns under the BNP Credit Facility (the “BNP Credit Facility Revolving Period”) commenced on the BNP Credit Facility Effective Date and will continue through August 15, 2027, unless there is an earlier termination due to an event of default. The BNP Credit Facility will mature on August 15, 2030, the first business day on or after the date that is the 36-month anniversary of the last day of the BNP Credit Facility Revolving Period, unless terminated earlier in accordance with the BNP Credit Facility.
As of March 31, 2025, borrowings under the BNP Credit Facility in United States Dollars will bear interest at the applicable base rate plus 2.10% per annum during the BNP Credit Facility Revolving Period, and 2.35% per annum after the BNP Credit Facility Revolving Period (the “BNP Credit Facility Applicable Margin”), and borrowings in eligible currencies other than United States Dollars will bear interest at the applicable base rate plus (i) the BNP Credit Facility Applicable Margin and (ii) 0.15% per annum. The base rate under the BNP Credit Facility is (i) term CORRA with respect to any advances denominated in Canadian dollars, (ii) the 3-month Euro Interbank Offered Rate with respect to any advances denominated in Euros, (iii) the 3-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the adjusted cumulative compound Sterling Overnight Index Average with respect to any other advances denominated in U.K. pound sterling, (v) daily simple adjusted non-cumulative compound SARON with respect to any advances denominated in Swiss francs, (vi) 3-month Norwegian Interbank Offered Rate with respect to any advances denominated in Norwegian Krona, (vii) 3-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish Krona and (viii) the term SOFR with respect to advances denominated in United States Dollars and any other advances.
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
As of March 31, 2025 and September 30, 2024, the Company had $509,705 and $152,000, respectively, of outstanding debt under the BNP Credit Facility.
For the three and six months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the BNP Credit Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Stated interest expense	$7,152	$—	$11,599	$—
Amortization of debt issuance costs	475	—	960	—
Total interest expense	$7,627	$—	$12,559	$—
Cash paid for interest expense	$6,883	$—	$6,883	$—
Annualized average stated interest rate(1)	6.2%	N/A	6.5%	N/A
Average outstanding balance	$470,578	$—	$356,959	$—
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of March 31, 2025 and September 30, 2024, the Company was permitted to borrow up to $100,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of April 12, 2025. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). On March 26, 2025, the Company amended the revolving loan agreement to extend the maturity date to March 26, 2028. The short-term AFR as of March 31, 2025 was 4.2%. As of March 31, 2025 and September 30, 2024, the Company had no outstanding debt under the Adviser Revolver.
For the three and six months ended March 31, 2025 and 2024, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Stated interest expense	$0 *	$44	$0 *	$66
Cash paid for interest expense	—	21	—	21
Annualized average stated interest rate(1)	4.3%	4.9%	4.3%	5.0%
Average outstanding balance	$2	$3,619	$1	$2,637
* Represents an amount less than $1.
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
As of March 31, 2025 and September 30, 2024, the Company had no other short-term borrowings.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and six months ended March 31, 2025 and 2024, the components of interest expense, annualized average stated interest rates and average outstanding balances for short-term borrowings were as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Stated interest expense	$—	$1,743	$—	$3,657
Cash paid for interest expense	—	3,500	—	3,500
Annualized average stated interest rate	—%	8.3%	—%	8.3%
Average outstanding balance	$—	$84,448	$—	$87,815
For the three and six months ended March 31, 2025, the average total debt outstanding was $858,820 and $815,911, respectively. For the three and six months ended March 31, 2024, the average total debt outstanding was $404,857 and $337,116, respectively.
For the three and six months ended March 31, 2025, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 7.0% and 7.3%, respectively. For the three and six months ended March 31, 2024, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 8.2%.
A summary of the Company’s maturity requirements for borrowings as of March 31, 2025 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
PNC Facility	$125,100	$125,100	$—	$—	$—
DB Credit Facility	200,699	—	—	200,699	—
BNP Credit Facility	509,705	—	—	—	509,705
Total borrowings	$835,504	$125,100	$—	$200,699	$509,705
Note 9. Commitments and Contingencies
Commitments: As of March 31, 2025, the Company had outstanding commitments to fund investments totaling $400,009, including $128,098 of commitments on undrawn revolvers. As of September 30, 2024, the Company had outstanding commitments to fund investments totaling $380,710, including $103,946 of commitments on undrawn revolvers.
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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of March 31, 2025. As of September 30, 2024, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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
Note 10. Financial Highlights
The financial highlights for the Company are as follows:

	Six months ended March 31,
Per share data:(1)	2025	2024
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income - after tax	(0.90)	(1.44)
Net investment income - after tax	0.82	1.12
Net realized gain (loss) on investment transactions	0.01	(0.00) ^
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.07	0.32
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	6.10%	9.78%
Number of common shares outstanding	55,703,115.572	27,476,502.077

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Six months ended March 31,
Listed below are supplemental data and ratios to the financial highlights:	2025	2024
Ratio of net investment income - after tax to average net assets*	11.05%	15.05%
Ratio of total expenses to average net assets*(5)	13.09%	14.31%
Ratio of management fee waiver to average net assets*	(1.87)%	(1.82)%
Ratio of incentive fee waiver to average net assets	(0.62)%	(1.51)%
Ratio of incentive fees to average net assets(5)	1.29%	1.51%
Ratio of excise tax to average net assets(5)	—%	0.01%
Ratio of net expenses to average net assets*(5)	10.60%	10.98%
Ratio of total expenses (without incentive fees) to average net assets*(5)	11.80%	12.80%
Total return based on average net asset value(6)	5.98%	9.98%
Total return based on average net asset value - annualized*(6)	11.99%	19.97%
Net assets at end of period	$835,546	$412,147
Average debt outstanding	$815,911	$337,116
Average debt outstanding per share	$14.65	$12.27
Portfolio Turnover*	6.90%	1.21%
Asset coverage ratio(7)	198.60%	196.87%
Asset coverage ratio per unit(8)	$1,986	$1,969
Average market value per unit (9):
Adviser Revolver	N/A	N/A
PNC Facility	N/A	N/A
DB Credit Facility	N/A	N/A
BNP Credit Facility	N/A	N/A

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
(9)Not applicable as the Adviser Revolver, PNC Facility, DB Credit Facility and BNP Credit Facility are not registered for public trading.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 11. Earnings Per Share
The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2025 and 2024:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Earnings available to stockholders	$22,263	$19,581	$42,555	$29,590
Basic and diluted weighted average shares outstanding	51,286,041	23,316,356	47,659,337	19,887,305
Basic and diluted earnings per share	$0.43	$0.84	$0.89	$1.49

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 12. Dividends and Distributions
The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the six months ended March 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the six months ended March 31, 2025
08/02/2024	10/15/2024	12/18/2024	43,346,830.170	$0.1267	$5,494
11/14/2024	11/15/2024	01/08/2025	43,346,830.170	0.1488	6,449
11/14/2024	12/13/2024	02/18/2025	43,551,339.102	0.1917	8,349
11/14/2024	01/17/2025	03/18/2025	50,938,518.774	0.1262	6,431
02/03/2025	02/26/2025	05/21/2025	51,051,506.453	0.1614	8,239
02/03/2025	03/17/2025	05/21/2025	51,051,506.453	0.1487	7,593
Total dividends declared for the six months ended March 31, 2025					$42,555

For the six months ended March 31, 2024
08/03/2023	10/20/2023	12/27/2023	12,178,965.292	$0.1891	$2,302
11/17/2023	11/20/2023	12/27/2023	16,612,333.652	0.2009	3,337
11/17/2023	12/15/2023	02/20/2024	19,500,939.882	0.2240	4,370
11/17/2023	01/19/2024	03/19/2024	21,468,146.606	0.1847	3,964
02/02/2024	02/26/2024	05/21/2024	24,474,343.702	0.2376	5,816
02/02/2024	03/15/2024	05/21/2024	24,474,343.702	0.4005	9,801
Total dividends declared for the six months ended March 31, 2024					$29,590
The following table summarizes the Company’s distributions reinvested during the six months ended March 31, 2025 and 2024:

Payment Date	DRIP Shares Issued	NAV ($) Per Share	DRIP Shares Value
For the six months ended March 31, 2025
November 19, 2024	204,508.932	$15.00	$3,068
December 18, 2024	72,984.041	15.00	1,095
January 8, 2025	85,661.548	15.00	1,285
February 18, 2025	112,987.679	15.00	1,695
March 18, 2025	86,219.253	15.00	1,293
	562,361.453		$8,436

For the six months ended March 31, 2024
November 21, 2023	38,883.631	$15.00	$583
December 27, 2023	67,391.724	15.00	1,011
February 20, 2024	53,724.497	15.00	806
March 19, 2024	49,685.776	15.00	745
	209,685.628		$3,145

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
On April 1, 2025, the Company entered into subscription agreements with additional stockholders totaling $382,277, in the aggregate.
On April 7, 2025, the Company issued a capital call to stockholders that was due on April 17, 2025. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	4/17/2025	1,529,106.000	$15.00	$22,937

On February 3, 2025 and May 2, 2025, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 18, 2025	June 17, 2025
In an amount (if positive) such that the net asset value of the Company as of April 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2025 through April 30, 2025 and the payment of this distribution is $15.00 per share.

May 26, 2025	August 20, 2025
In an amount (if positive) such that the net asset value of the Company as of May 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period May 1, 2025 through May 31, 2025 and the payment of this distribution is $15.00 per share.

June 20, 2025	August 20, 2025
In an amount (if positive) such that the net asset value of the Company as of June 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period June 1, 2025 through June 30, 2025 and the payment of this distribution is $15.00 per share.

July 18, 2025	September 17, 2025
In an amount (if positive) such that the net asset value of the Company as of July 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2025 through July 31, 2025 and the payment of this distribution is $15.00 per share.

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
Forward-Looking Statements
Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:
•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives due to disruptions, including, without limitation, those caused by global health pandemics or other large scale events;
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
•elevated levels of inflation, and its impact on us, on our portfolio companies and on the industries in which we invest;
•the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;
•the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;
•the ability of GC Advisors to continue to effectively manage our business due to disruptions, including those caused by global health pandemics or other large scale events;
•turmoil in Ukraine, Russia and the Middle East, including sanctions related to such turmoil, and the potential for volatility in energy prices and other supply chain issues and any impact on the industries in which we invest;
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
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $75.0 billion in capital under management(1) as of January 1, 2025, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
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

(1) “Capital under management” is a gross measure of invested capital including leverage as of January 1, 2025

As of March 31, 2025 and September 30, 2024, our portfolio at fair value was comprised of the following:

	As of March 31, 2025		As of September 30, 2024
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$49,923	3.0%	$39,358	3.0%
One stop	1,564,374	95.2	1,250,206	95.4
Second lien	5,827	0.3	4,446	0.3
Subordinated debt	936	0.1	921	0.1
Equity	22,323	1.4	16,070	1.2
Total	$1,643,383	100.0%	$1,311,001	100.0%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2025 and September 30, 2024, one stop loans included $258.8 million and $187.7 million, respectively, of recurring revenue loans at fair value.
As of March 31, 2025 and September 30, 2024, we had debt and equity investments in 175 and 148 portfolio companies, respectively.
The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of both our earning and total portfolio company investments, which represented nearly 100% of our debt investments, as well as the annualized total return based on our average net asset value, the annualized total return based on our average net asset value per share, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and 2024:

	Three months ended		Six months ended
	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Weighted average income yield(1)*	10.2%	10.6%	10.4%	12.3%
Weighted average investment income yield(2)*	10.6%	10.9%	10.7%	12.6%
Weighted average income yield of total investments(3)*	10.1%	10.5%	10.3%	12.2%
Weighted average investment income yield of total investments(4)*	10.5%	10.8%	10.6%	12.5%
Total return based on average net asset value(5)*	11.8%	12.2%	12.0%	20.0%
Net investment income - return on equity(6)*	11.1%	11.0%	11.0%	15.1%

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

As of March 31, 2025, GBDC 4 has earned an inception-to-date internal rate of return, or IRR, of 15.4% for stockholders taken as a whole. An individual stockholder’s IRR could vary based on the timing of their capital transactions. For the six months ended March 31, 2025 and 2024, GBDC 4 earned a fiscal year-to-date IRR of 12.5% and 24.7%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).
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

Recent Developments
On April 1, 2025, we entered into subscription agreements with additional stockholders totaling $382.3 million, in the aggregate.
On April 7, 2025, we issued a capital call to stockholders that was due on April 17, 2025. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	4/17/2025	1,529,106.000	$15.00	$22,936,590

On February 3, 2025 and May 2, 2025, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 18, 2025	June 17, 2025
In an amount (if positive) such that our net asset value as of April 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period April 1, 2025 through April 30, 2025 and the payment of this distribution is $15.00 per share.

May 26, 2025	August 20, 2025
In an amount (if positive) such that our net asset value as of May 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period May 1, 2025 through May 31, 2025 and the payment of this distribution is $15.00 per share.

June 20, 2025	August 20, 2025
In an amount (if positive) such that our net asset value as of June 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period June 1, 2025 through June 30, 2025 and the payment of this distribution is $15.00 per share.

July 18, 2025	September 17, 2025
In an amount (if positive) such that our net asset value as of July 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period July 1, 2025 through July 31, 2025 and the payment of this distribution is $15.00 per share.

On May 2, 2025, Joshua M. Levinson resigned from his position as our Chief Compliance Officer and Secretary. Mr. Levinson’s resignation was not a result of any dispute or disagreement with the Company. Mr. Levinson remains with Golub Capital and was promoted to Chief Operating Officer and Chief Legal Officer of the Firm in 2024.
On May 2, 2025, our board of directors appointed Wu-Kwan Kit as Chief Compliance Officer and Secretary of the Company effective immediately. Ms. Kit has served as Senior BDC Counsel to Golub Capital since September 2024 and will continue in that role concurrent to her position as Chief Compliance Officer and Secretary. Prior to joining Golub Capital, Ms. Kit was Senior Vice President and Senior Counsel at PIMCO, where she primarily supported its registered funds. Prior to this position, she worked at Van Eck Associates as Assistant General Counsel. Prior to that, Ms. Kit worked as an Associate in Schulte Roth & Zabel’s Investment Management Group. Ms. Kit earned her BA degree cum laude from the University of Pennsylvania. She received a JD from the University of Pennsylvania Law School.

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
Consolidated operating results for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and March 31, 2024 are as follows:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2025	December 31, 2024	March 31, 2025 vs. December 31, 2024	March 31, 2025	March 31, 2024	2025 vs. 2024
	(In thousands)
Interest income	$37,215	$34,538	$2,677	$71,753	$34,954	$36,799
Payment-in-kind interest income	2,265	2,306	(41)	4,571	2,383	2,188
Accretion of discounts and amortization of premiums	1,484	953	531	2,437	1,027	1,410
Non-cash dividend income	114	94	20	208	—	208
Dividend income	—	67	(67)	67	75	(8)
Fee income	136	114	22	250	144	106
Total investment income	41,214	38,072	3,142	79,286	38,583	40,703
Net expenses	20,175	19,890	285	40,065	16,252	23,813
Net investment income - before tax	21,039	18,182	2,857	39,221	22,331	16,890
Excise tax	—	—	—	—	25	(25)
Net investment income - after tax	21,039	18,182	2,857	39,221	22,306	16,915
Net realized gain (loss) on investment transactions	145	136	9	281	26	255
Net change in unrealized appreciation (depreciation) on investment transactions	1,079	1,974	(895)	3,053	7,258	(4,205)
Net increase (decrease) in net assets resulting from operations	$22,263	$20,292	$1,971	$42,555	$29,590	$12,965
Average earning debt investments, at fair value	$1,578,652	$1,379,881	$198,771	$1,480,942	$612,100	$868,842
Average earning preferred equity investments, at fair value	$2,646	$2,719	$(73)	$2,668	$1,047	$1,621
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
Investment Income
Investment income increased from the three months ended December 31, 2024 to the three months ended March 31, 2025 by $3.1 million, primarily due to an increase in interest income due to an increase in the average earning debt investments balance of $198.8 million that was partially offset by declining interest base rates primarily due to the timing of resetting interest rate contracts.
Investment income increased from the six months ended March 31, 2024 to the six months ended March 31, 2025 by $40.7 million, primarily due to an increase in interest and payment-in-kind (“PIK”) interest income due to an increase in the average earning debt investments balance of $868.8 million.

The annualized income yield by debt security type for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and March 31, 2024 are as follows:

	Three months ended		Six months ended
	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Senior secured	9.6%	10.0%	9.8%	10.9%
One stop	10.1%	10.6%	10.3%	12.1%
Second lien	13.8%	14.3%	14.0%	15.9%
Subordinated debt	11.9%	11.6%	11.8%	13.9%
Income yields on senior secured and one stop loans decreased for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024 and for the six months ended March 31, 2025 as compared to the six months ended March 31, 2024, primarily due to declining interest base rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 96.6% of our loan portfolio at fair value is subject to an interest rate floor. As of March 31, 2025 and September 30, 2024, the weighted average base rate floor of our loans was 0.75% and 0.77%, respectively.
As of March 31, 2025, we have second lien investments in two portfolio companies and subordinated debt investments in four portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.
For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.
Expenses
The following table summarizes our expenses for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and March 31, 2024:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2025	December 31, 2024	March 31, 2025 vs. December 31, 2024	March 31, 2025	March 31, 2024	2025 vs. 2024
	(In thousands)
Interest and facility fee expenses	$13,827	$13,857	$(30)	$27,684	$13,303	$14,381
Amortization of debt issuance costs	970	951	19	1,921	490	1,431
Base management fee, net of waiver	1,975	1,811	164	3,786	1,544	2,242
Income incentive fee, net of waiver	2,348	2,056	292	4,404	—	4,404
Capital gain incentive fee accrued under GAAP	90	316	(226)	406	—	406
Professional fees	367	389	(22)	756	465	291
Administrative service fee	527	436	91	963	303	660
General and administrative expenses	71	74	(3)	145	147	(2)
Net expenses	$20,175	$19,890	$285	$40,065	$16,252	$23,813
Average debt outstanding	$858,820	$767,618	$91,202	$815,911	$337,116	$478,795
Interest Expense
Interest and other debt financing expenses, including amortization of debt issuance costs, decreased modestly from the three months ended December 31, 2024 to the three months ended March 31, 2025, primarily due to the decrease in interest base rates resulting from the interest base rate determination dates on the BNP Credit Facility and DB Credit Facility (each as defined in Note 8 of our consolidated financial statements) that was partially offset by an increase in average debt outstanding of $91.2 million. Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $15.8 million from the six months ended March 31, 2024 to the six months ended March 31, 2025, primarily due to an increase in average debt outstanding of $478.8 million. For more information about our outstanding borrowings for the six months ended March 31, 2025 and 2024, including the terms thereof, see Note 8 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended March 31, 2025 and December 31, 2024, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 7.0% and 7.7%, respectively. For the six months ended March 31, 2025 and 2024, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 7.3% and 8.2%, respectively.
The effective average interest rate decreased from both the three months ended December 31, 2024 compared to the six months ended March 31, 2025 and the six months ended March 31, 2024 compared to the six months ended March 31, 2025 primarily due to decreased interest base rates.
Management Fees
The base management fee, net of waiver, increased as a result of an increase in average gross assets for the three months ended December 31, 2024 to the three months ended March 31, 2025 and for the six months ended March 31, 2024 to the six months ended March 31, 2025.
Incentive Fees
The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.
For the six months ended March 31, 2025, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee, as a percentage of Pre-Incentive Fee Net Investment Income was 20.0%. GC Advisors has agreed to irrevocably waive (i) all Income Incentive Fees payable pursuant to the Investment Advisory Agreement for the periods ending prior to April 1, 2024 (the “Waiver Period”) and (ii) the portion of the Income Incentive Fee that exceeds 10% of Pre-Incentive Fee Net Investment Income for periods ending on or prior to the date of the closing of a Liquidity Event. The Income Incentive Fee, net of waiver, increased by $0.3 million from the three months ended December 31, 2024 to the three months ended March 31, 2025 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets primarily driven by net funds growth. The Income Incentive Fee, net of waiver, increased by $4.4 million from the six months ended March 31, 2024 to the six months ended March 31, 2025 primarily due to 100% of the Income Incentive Fee irrevocably waived by GC Advisors for the six months ended March 31, 2024.
As of March 31, 2025 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of March 31, 2025 and September 30, 2024, there was $1.3 million and $0.9 million, respectively, of capital gain incentive fee accrual under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. For the three months ended March 31, 2025, there was $0.1 million of accrual of capital gain incentive fee under GAAP. For the three months ended December 31, 2024, there was $0.3 million of accrual of capital gain incentive fee under GAAP. For the six months ended March 31, 2025, there was $0.4 million of accrual of capital gain incentive fee under GAAP. For the six months ended March 31, 2024, there was no accrual of capital gain incentive fee under GAAP.
Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of March 31, 2025 and September 30, 2024, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.
Professional Fees, Administrative Service Fee and General and Administrative Expenses
In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.1 million from the three months ended December 31, 2024 to the three months ended March 31, 2025 primarily due to higher administrative expenses associated with servicing a growing portfolio that was partially offset by decreases in professional fees and general and administrative expenses.

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.9 million from the six months ended March 31, 2024 to the six months ended March 31, 2025 primarily due to higher administrative expenses associated with servicing a growing portfolio.
The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended March 31, 2025 and December 31, 2024 were $0.5 million and $0.3 million, respectively. Total expenses reimbursed to the Administrator during the six months ended March 31, 2025 and 2024 were $0.8 million and $0.6 million, respectively.
As of March 31, 2025 and September 30, 2024, included in accounts payable and other liabilities were $0.4 million and $0.3 million of expenses paid on behalf of us by the Administrator.
Net Realized and Unrealized Gains and Losses
The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and March 31, 2024:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2025	December 31, 2024	March 31, 2025 vs. December 31, 2024	March 31, 2025	March 31, 2024	2025 vs. 2024
	(In thousands)
Net realized gain (loss) from investments	$—	$—	$—	$—	$(3)	$3
Net realized gain (loss) from foreign currency transactions	145	136	9	281	29	252
Net realized gain (loss) on investment transactions	$145	$136	$9	$281	$26	$255
Unrealized appreciation from investments	4,030	4,156	(126)	6,856	7,759	(903)
Unrealized (depreciation) from investments	(3,095)	(1,400)	(1,695)	(3,165)	(496)	(2,669)
Unrealized appreciation (depreciation) from forward currency contracts	(256)	97	(353)	(159)	—	(159)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	400	(879)	1,279	(479)	(5)	(474)
Net change in unrealized appreciation (depreciation) on investment transactions	$1,079	$1,974	$(895)	$3,053	$7,258	$(4,205)
During the three months ended March 31, 2025, we had a net realized gain of $0.1 million, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars. During the three months ended December 31, 2024, we had a net realized gain of $0.1 million, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars.
During the six months ended March 31, 2025, we had a net realized gain of $0.3 million, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars. During the six months ended March 31, 2024, we had a net realized gain of an amount less than $0.1 million, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars that was partially offset by a realized loss recognized on the partial redemption of an equity investment.
For the three months ended March 31, 2025, we had $4.0 million in unrealized appreciation on 51 portfolio company investments, which was offset by $3.1 million in unrealized depreciation on 127 portfolio company investments. For the three months ended December 31, 2024, we had $4.2 million in unrealized appreciation on 56 portfolio company investments, which was offset by $1.4 million in unrealized depreciation on 109 portfolio company investments.
Unrealized appreciation for the three months ended March 31, 2025 and December 31, 2024 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments.
Unrealized depreciation for the three months ended March 31, 2025 and December 31, 2024 primarily resulted from amortization of discounts on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

For the six months ended March 31, 2025, we had $6.9 million in unrealized appreciation on 80 portfolio company investments, which was offset by $3.2 million in unrealized depreciation on 98 portfolio company investments. For the six months ended March 31, 2024, we had $7.8 million in unrealized appreciation on 74 portfolio company investments, which was offset by $0.5 million in unrealized depreciation on 39 portfolio company investments.
Unrealized appreciation for the six months ended March 31, 2025 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized appreciation for the six months ended March 31, 2024 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments.
Unrealized depreciation for the six months ended March 31, 2025 primarily resulted from amortization of discounts on originated loans during the year and a modest decrease in market prices of certain portfolio company investments. Unrealized depreciation for the six months ended March 31, 2024 primarily resulted from amortization of discounts during the quarter on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

Liquidity and Capital Resources
For the six months ended March 31, 2025, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $8.7 million. During the period, we used $279.1 million in operating activities, primarily as a result of fundings of portfolio investments of $371.6 million, partially offset by proceeds from principal payments and sales of portfolio investments of $51.5 million. During the same period, cash provided by financing activities was $287.9 million, primarily driven by borrowings on debt of $865.8 million and proceeds from the issuance of common shares of $176.8 million, partially offset by repayments of debt of $719.8 million and distributions paid of $33.8 million.
For the six months ended March 31, 2024, we experienced a net decrease in cash and cash equivalents and foreign currencies and restricted cash and cash equivalents of $21.6 million. During the period, we used $472.8 million in operating activities, primarily as a result of fundings of portfolio investments of $494.6 million, partially offset by proceeds from principal payments and sales of portfolio investments of $3.7 million. During the same period, cash provided by financing activities was $451.2 million, primarily driven by borrowings on debt of $384.3 million, proceeds from other short-term borrowings of $453.4 million and proceeds from the issuance of common stock of $226.3 million, partially offset by repayments of debt of $170.4 million, repayments of other short-term borrowings of $425.3 million and distributions paid of $14.8 million.
As of March 31, 2025 and September 30, 2024, we had cash and cash equivalents of $8.3 million and $8.2 million, respectively. In addition, we had foreign currencies of $2.6 million and $1.0 million as of March 31, 2025 and September 30, 2024, respectively, restricted cash and cash equivalents of $29.8 million and $25.3 million and restricted foreign currencies of $1.9 million and $0.3 million as of March 31, 2025 and September 30, 2024, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our credit facilities, as applicable.
As of March 31, 2025 and September 30, 2024, we had investor capital subscriptions totaling $1,141.4 million and $1,032.8 million, respectively, of which $812.9 million and $636.0 million, respectively, had been called and contributed, leaving $328.5 million and $396.9 million of uncalled investor capital subscriptions, respectively.
Revolving Debt Facilities
PNC Facility - On July 8, 2022, we entered into the PNC Facility (as defined in Note 8 of our consolidated financial statements) with PNC Bank. As of March 31, 2025 and September 30, 2024, we were permitted to borrow up to $250.0 million, at any one time outstanding under the PNC Facility, as amended. As of March 31, 2025 and September 30, 2024, we had outstanding debt of $125.1 million and $240.4 million, respectively, under the PNC Facility. As of March 31, 2025, subject to leverage and borrowing base restrictions, we had approximately $124.9 million of remaining commitments and $54.8 million of availability on the PNC Facility.
DB Credit Facility - On March 28, 2024, we and GBDC 4 Funding II entered into the DB Credit Facility (as defined in Note 8 of our consolidated financial statements) with Deutsche Bank. As of March 31, 2025 and September 30, 2024, the DB Credit Facility, as amended, allowed GBDC 4 Funding II to borrow up to $300.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2025 and September 30, 2024, we had $200.7 million and $299.6 million, respectively, outstanding under the DB Credit Facility. As of March 31, 2025, subject to leverage and borrowing base restrictions, we had approximately $99.3 million of remaining commitments and $87.4 million of availability on the DB Credit Facility.
BNP Credit Facility - On August 15, 2024, we and GBDC 4 Funding III entered into the BNP Credit Facility (as defined in Note 8 of our consolidated financial statements) with BNP Paribas. As of March 31, 2025 and September 30, 2024, the BNP Credit Facility allowed GBDC 4 Funding III to borrow up to $750.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2025 and September 30, 2024, we had outstanding debt of $509.7 million and $152.0 million, respectively, under the BNP Credit Facility. As of March 31, 2025, subject to leverage and borrowing base restrictions, we had approximately $240.3 million of remaining commitments and $70.4 million of availability on the BNP Credit Facility.

Adviser Revolver - As of March 31, 2025 and September 30, 2024, we were permitted to borrow up to $100.0 million at any one time outstanding under the Adviser Revolver. As of March 31, 2025 and September 30, 2024, we had no outstanding debt under the Adviser Revolver.
Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations
In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 1, 2022, our sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, our asset coverage requirement is reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of March 31, 2025, our asset coverage for borrowed amounts was 198.6%.
As of March 31, 2025, we had outstanding commitments to fund investments totaling $400.0 million, including $128.1 million of unfunded commitments on revolvers. As of September 30, 2024, we had outstanding commitments to fund investments totaling $380.7 million, including $103.9 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement as of March 31, 2025 and September 30, 2024, respectively. A summary of maturity requirements for our principal borrowings under the PNC Facility, DB Credit Facility, BNP Credit Facility and the Adviser Revolver as of March 31, 2025 are included in Note 8 of our consolidated financial statements. We did not have any other material contractual payment obligations as of March 31, 2025. As of March 31, 2025, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash and restricted cash balances that we maintain, availability under our PNC Facility, DB Credit Facility, BNP Credit Facility and Adviser Revolver, as well as ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.
In addition, we have entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 of our consolidated financial statements for outstanding forward currency contracts as of March 31, 2025. As of September 30, 2024, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and could realize a loss. We seek to minimize market risk through monitoring our investments and borrowings.
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

Portfolio Composition, Investment Activity and Yield
As of March 31, 2025 and September 30, 2024, we had investments in 175 and 148 portfolio companies, respectively, with a total fair value of $1,643.4 million and $1,311.0 million, respectively.
The following table shows the asset mix of our new investment commitments for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and March 31, 2024:

	Three months ended				Six months ended
	March 31, 2025		December 31, 2024		March 31, 2025		March 31, 2024
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$4,768	3.5%	$7,448	2.9%	$12,215	3.1%	$29,470	4.2%
One stop	128,876	94.4	251,340	96.1	380,215	95.5	682,007	95.7
Subordinated debt	—	—	—	—	—	—	100	0.0 *
Equity	2,976	2.1	2,648	1.0	5,625	1.4	916	0.1
Total new investment commitments	$136,620	100.0%	$261,436	100.0%	$398,055	100.0%	$712,493	100.0%
* Represents an amount less than 0.1%.
For the six months ended March 31, 2025 and 2024, we had approximately $51.5 million and $3.7 million, respectively, in proceeds from principal payments and sales of portfolio investments.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2025(1)			As of September 30, 2024(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured	$49,917	$49,478	$49,923	$39,377	$38,960	$39,358
One stop	1,567,647	1,546,304	1,564,374	1,254,102	1,232,741	1,250,206
Second lien	5,756	5,690	5,827	4,446	4,373	4,446
Subordinated debt	936	926	936	929	897	921
Equity	N/A	19,444	22,323	N/A	14,541	16,070
Total	$1,624,256	$1,621,842	$1,643,383	$1,298,854	$1,291,512	$1,311,001

(1)As of March 31, 2025, $198.7 million and $201.1 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
(2)As of September 30, 2024, $181.7 million and $184.4 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
As of March 31, 2025 and September 30, 2024, we had no loans on non-accrual status. As of March 31, 2025 and September 30, 2024, the fair value of our debt investments as a percentage of the outstanding principal value was 99.8% and 99.7%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and 2024:

	Three months ended		Six months ended
	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Weighted average rate of new investment fundings	9.9%	9.3%	9.5%	11.1%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.6%	5.0%	5.2%	5.8%
Weighted average fees of new investment fundings	0.9%	0.9%	0.9%	1.2%
Weighted average rate of sales and payoffs of portfolio investments	9.7%	10.4%	9.7%	11.7%
As of March 31, 2025, 96.7% and 96.6% of our debt portfolio at amortized cost and fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2024, 96.5% and 96.4% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of March 31, 2025 and September 30, 2024, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $90.4 million and $81.9 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.
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
The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2025 and September 30, 2024:

	As of March 31, 2025			As of September 30, 2024
Internal Performance Rating	Investments at Fair Value (In thousands)		Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$62,439		3.8%	$1,142	0.1%
4	1,574,429		95.8	1,303,520	99.4
3	6,515		0.4	6,339	0.5
2	0	*	0.0 †	—	—
1	—		—	—	—
Total	$1,643,383		100.0%	$1,311,001	100.0%
* Represents an amount less than $1.
† Represents an amount less than 0.1%.
The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of March 31, 2025 and September 30, 2024:

	Average Price[1]
Category	As of March 31, 2025	As of September 30, 2024
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.8%	99.7%
Internal Performance Rating 3 (Performing Below Expectations)	98.0	94.2
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	—	—
Total	99.8%	99.7%

(1)Includes only debt investments held as of March 31, 2025 and September 30, 2024. Value reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a subscription agreement with us to purchase our common stock on the same terms and conditions as other investors for a capital subscription of $100.0 million. As of March 31, 2025, we have issued 6,368,035.464 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $95.5 million and have also issued 139,172.373 shares to GGP Class B-P, LLC through the DRIP.
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
In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the six months ended March 31, 2025 and 2024. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.
Valuation of Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both March 31, 2025 and September 30, 2024 were valued using Level 3 inputs. As of both March 31, 2025 and September 30, 2024, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs. As of March 31, 2025, all forward currency contracts were valued using Level 2 inputs.

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
Non-accrual loans: Loans could be left on accrual status while we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of March 31, 2025 and September 30, 2024, we had no portfolio company investments on non-accrual status.
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

Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2025, we did not record any U.S. federal excise tax. For the three and six months ended March 31, 2024, we recorded $10,000 and $25,000, respectively, for U.S. federal excise tax.
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
Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2025 and September 30, 2024, the weighted average floor on loans subject to floating interest rates was 0.75% and 0.77%, respectively. In addition, the PNC Facility has a floating interest rate provision based on Term SOFR, Daily Simple SOFR, SONIA, €STR, CORRA, or the Base Rate (each, as defined in the PNC Facility), plus a margin ranging from 2.15% to 2.45%. The DB Credit Facility has a floating interest rate provision based on the applicable base rate plus 2.35%. The BNP Credit Facility has a floating interest rate provision based on the applicable base rate plus 2.10%. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.
Assuming that the unaudited interim Consolidated Statement of Financial Condition as of March 31, 2025 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(31,903)	$(16,710)	$(15,193)
Down 150 basis points	(24,010)	(12,533)	(11,477)
Down 100 basis points	(16,015)	(8,355)	(7,660)
Down 50 basis points	(8,007)	(4,178)	(3,829)
Up 50 basis points	8,007	4,178	3,829
Up 100 basis points	16,015	8,355	7,660
Up 150 basis points	24,023	12,533	11,490
Up 200 basis points	32,031	16,710	15,321

(1)    Assumes applicable three-month base rate as of March 31, 2025, with the exception of SONIA and Prime that utilize the March 31, 2025 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2025, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the PNC Facility, DB Credit Facility, BNP Credit Facility and the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.
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

Item 4. Controls and Procedures.
As of March 31, 2025 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
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
Item 1A: Risk Factors.
There have been no material changes during the six months ended March 31, 2025 to the risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended September 30, 2024.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.
Previously disclosed on Form 8-K filings.
Item 3: Defaults Upon Senior Securities.
None.
Item 4: Mine Safety Disclosures.
None.
Item 5: Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
10.1	Second Amendment to Revolving Loan Agreement, dated as of March 26, 2025, by and among Golub Capital BDC 4, Inc., as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on March 28, 2025).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC 4, Inc.

Date: May 8, 2025	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)