Form 10-Q
period 2025-06-30
Golub Capital BDC 4, Inc.
filed 2025-08-07
CIK 1901612

_____________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of August 7, 2025, the Registrant had 66,397,771.207 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2025	September 30, 2024
	(unaudited)
Assets
Non-controlled / non-affiliate company investments at fair value (amortized cost of $1,862,707 and $1,291,512, respectively)	$1,895,482	$1,311,001
Cash and cash equivalents	20,215	8,175
Foreign currencies (cost of $609 and $873, respectively)	970	1,019
Restricted cash and cash equivalents	280,856	25,337
Restricted foreign currencies (cost of $883 and $294, respectively)	836	316
Interest receivable	17,544	16,566
Receivable for investments	838	5,085
Capital call receivable	68	—
Deferred offering costs	—	68
Other assets	753	117
Total Assets	$2,217,562	$1,367,684
Liabilities
Debt	$1,195,554	$691,985
Less unamortized debt issuance costs	(9,322)	(7,871)
Debt less unamortized debt issuance costs	1,186,232	684,114
Interest payable	10,484	12,293
Distributions payable	16,648	15,502
Management and income incentive fees payable	4,763	3,642
Unrealized depreciation on forward currency contracts	966	—
Accrued trustee fees	52	47
Accounts payable and other liabilities	2,450	1,884
Total Liabilities	1,221,595	717,482
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2025 and September 30, 2024	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 66,397,771.207 and 43,346,830.170 shares issued and outstanding as of June 30, 2025 and September 30, 2024, respectively	66	43
Paid in capital in excess of par	995,595	649,853
Distributable earnings (losses)	306	306
Total Net Assets	995,967	650,202
Total Liabilities and Total Net Assets	$2,217,562	$1,367,684
Number of common shares outstanding	66,397,771.207	43,346,830.170
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Investment income
Interest income	$42,211	$26,660	$116,401	$62,641
Payment-in-kind interest income	2,449	1,655	7,020	4,038
Dividend income	181	45	456	120
Fee income	278	118	528	262
Total investment income	45,119	28,478	124,405	67,061
Expenses
Interest and other debt financing expenses	16,383	10,942	45,988	24,735
Base management fee	6,085	3,310	16,494	7,558
Incentive fee	4,936	4,329	14,149	8,790
Professional fees	370	246	1,126	711
Administrative service fee	577	289	1,540	592
General and administrative expenses	70	41	215	188
Total expenses	28,421	19,157	79,512	42,574
Base management fee waived (Note 4)	(3,872)	(2,106)	(10,495)	(4,810)
Incentive fee waived (Note 4)	(2,551)	(1,576)	(6,954)	(6,037)
Net expenses	21,998	15,475	62,063	31,727
Net investment income - before tax	23,121	13,003	62,342	35,334
Excise tax	—	—	—	25
Net investment income - after tax	23,121	13,003	62,342	35,309
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	—	—	—	(3)
Foreign currency transactions	(214)	(51)	67	(22)
Net realized gain (loss) on investment transactions	(214)	(51)	67	(25)
Net change in unrealized appreciation (depreciation) from:
Investments	369	5,178	4,060	12,441
Forward currency contracts	(807)	—	(966)	—
Translation of assets and liabilities in foreign currencies	1,147	(34)	668	(39)
Net change in unrealized appreciation (depreciation) on investment transactions	709	5,144	3,762	12,402
Net gain (loss) on investment transactions	495	5,093	3,829	12,377
Net increase (decrease) in net assets resulting from operations	$23,616	$18,096	$66,171	$47,686
Per Common Share Data
Basic and diluted earnings (losses) per common share (Note 11)	$0.40	$0.63	$1.29	$2.08
Basic and diluted weighted average common shares outstanding (Note 11)	58,534,461	28,881,498	51,284,378	22,874,427

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2023	12,178,965.292	$12	$182,525	$147	$182,684
Issuance of common stock	21,196,796.355	21	317,932	—	317,953
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	35,309	35,309
Net realized gain (loss) on investment transactions	—	—	—	(25)	(25)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	12,402	12,402
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	455,032.604	1	6,824	—	6,825
Distributions from distributable earnings (losses)	—	—	—	(33,306)	(33,306)
Distributions declared and payable	—	—	—	(14,380)	(14,380)
Total increase (decrease) for the nine months ended June 30, 2024	21,651,828.959	22	324,756	—	324,778
Balance at June 30, 2024	33,830,794.251	$34	$507,281	$147	$507,462
Balance at March 31, 2024	27,476,502.077	$27	$411,973	$147	$412,147
Issuance of common stock	6,108,945.198	7	91,628	—	91,635
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	13,003	13,003
Net realized gain (loss) on investment transactions	—	—	—	(51)	(51)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	5,144	5,144
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	245,346.976	—	3,680	—	3,680
Distributions from distributable earnings (losses)	—	—	—	(3,716)	(3,716)
Distributions declared and payable	—	—	—	(14,380)	(14,380)
Total increase (decrease) for the three months ended June 30, 2024	6,354,292.174	7	95,308	—	95,315
Balance at June 30, 2024	33,830,794.251	$34	$507,281	$147	$507,462
Balance at September 30, 2024	43,346,830.170	$43	$649,853	$306	$650,202
Issuance of common stock	22,182,337.103	22	332,713	—	332,735
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	62,342	62,342
Net realized gain (loss) on investment transactions	—	—	—	67	67
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	3,762	3,762
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	868,603.934	1	13,029	—	13,030
Distributions from distributable earnings (losses)	—	—	—	(49,523)	(49,523)
Distributions declared and payable	—	—	—	(16,648)	(16,648)
Total increase (decrease) for the nine months ended June 30, 2025	23,050,941.037	23	345,742	—	345,765
Balance at June 30, 2025	66,397,771.207	$66	$995,595	$306	$995,967
Balance at March 31, 2025	55,703,115.572	$56	$835,184	$306	$835,546
Issuance of common stock	10,388,413.154	10	155,817	—	155,827
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	23,121	23,121
Net realized gain (loss) on investment transactions	—	—	—	(214)	(214)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	709	709
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	306,242.481	—	4,594	—	4,594
Distributions from distributable earnings (losses)	—	—	—	(6,968)	(6,968)
Distributions declared and payable	—	—	—	(16,648)	(16,648)
Total increase (decrease) for the three months ended June 30, 2025	10,694,655.635	10	160,411	—	160,421
Balance at June 30, 2025	66,397,771.207	$66	$995,595	$306	$995,967
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$66,171	$47,686
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	3,070	931
Amortization of deferred offering costs	68	100
Accretion of discounts and amortization of premiums	(3,722)	(1,754)
Net realized (gain) loss on investments	—	3
Net realized (gain) loss on foreign currency transactions	(67)	22
Net change in unrealized (appreciation) depreciation on investments	(4,060)	(12,441)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(668)	39
Net change in unrealized (appreciation) depreciation on forward currency contracts	966	—
Proceeds from (fundings of) revolving loans, net	(5,697)	(1,042)
Fundings of investments	(636,176)	(798,901)
Proceeds from principal payments and sales of portfolio investments	81,694	6,792
Payment-in-kind interest capitalized	(6,973)	(3,815)
Non-cash dividends capitalized	(387)	(120)
Proceeds from non-cash dividends	170	—
Changes in operating assets and liabilities:
Interest receivable	(978)	(9,165)
Receivable for investments	4,247	(69)
Other assets	(636)	(16)
Interest payable	(1,809)	8,026
Management and income incentive fees payable	1,121	2,456
Accrued trustee fees	5	17
Accounts payable and other liabilities	566	1,520
Net cash provided by (used in) operating activities	(503,095)	(759,731)
Cash flows from financing activities
Borrowings on debt	2,163,314	727,751
Repayments of debt	(1,667,345)	(246,499)
Proceeds from other short-term borrowings	—	481,469
Repayments on other short-term borrowings	—	(481,469)
Capitalized debt issuance costs	(4,521)	(2,736)
Deferred offering costs	—	(50)
Capital calls received in advance	—	8,179
Proceeds from issuance of common shares	332,667	314,440
Distributions paid	(51,995)	(30,462)
Net cash provided by (used in) financing activities	772,120	770,623
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	269,025	10,892
Effect of foreign currency exchange rates	(995)	(51)
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	34,847	42,839
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$302,877	$53,680
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$44,727	$15,779
Distributions declared for the period	66,171	47,686
Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$68	$3,513
Stock issued in connection with dividend reinvestment plan	13,030	6,825
Change in distributions payable	1,146	10,399
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	June 30, 2025	September 30, 2024
Cash and cash equivalents	$20,215	$8,175
Foreign currencies (cost of $609 and $873, respectively)	970	1,019
Restricted cash and cash equivalents	280,856	25,337
Restricted foreign currencies (cost of $883 and $294, respectively)	836	316
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows (1)	$302,877	$34,847
(1) See Note 2 for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.^	One stop	SF +	6.50%	(i)	10.82%	02/2029	$14,614	$14,343	1.5%	$14,760
PPW Aero Buyer, Inc.	One stop	P +	5.50%	(a)	13.00%	02/2029	9	8	—	9
PPW Aero Buyer, Inc.(5)	One stop	SF +	5.50%		N/A(6)	02/2029	—	(13)	—	—
PPW Aero Buyer, Inc.#	One stop	SF +	5.00%	(i)	9.30%	02/2029	2,455	2,443	0.3	2,455
PPW Aero Buyer, Inc.^	One stop	SF +	5.50%	(i)	9.80%	02/2029	1,397	1,388	0.1	1,404
							18,475	18,169	1.9	18,628
Air Freight & Logistics
RJW Group Holdings, Inc.^	One stop	SF +	5.00%	(i)	9.30%	11/2031	12,449	12,217	1.3	12,449
RJW Group Holdings, Inc.(5)	One stop	SF +	5.00%		N/A(6)	11/2031	—	(9)	—	—
							12,449	12,208	1.3	12,449
Auto Components
Arnott, LLC^	One stop	SF +	4.75%	(j)	8.97%	11/2030	1,263	1,252	0.2	1,250
Arnott, LLC	One stop	SF +	4.75%	(j)	8.97%	11/2030	36	34	—	34
Collision SP Subco, LLC^	One stop	SF +	4.75%	(i)	9.03%	01/2030	9,967	9,816	1.0	9,967
Collision SP Subco, LLC#	One stop	SF +	4.75%	(i)	9.03%	01/2030	70	70	—	70
Collision SP Subco, LLC(5)	One stop	SF +	4.75%		N/A(6)	01/2030	—	(8)	—	—
Collision SP Subco, LLC	One stop	SF +	4.75%	(i)(j)	9.02%	01/2030	5,119	5,075	0.5	5,119
Collision SP Subco, LLC(5)	One stop	SF +	4.75%		N/A(6)	01/2030	—	(25)	—	—
OEConnection, LLC^	One stop	SF +	5.25%	(h)	9.58%	04/2031	2,965	2,938	0.3	2,965
OEConnection, LLC(5)	One stop	SF +	5.25%		N/A(6)	04/2031	—	(15)	—	—
OEConnection, LLC*^	One stop	SF +	5.25%	(h)	9.58%	04/2031	16,990	16,849	1.7	16,990
OEConnection, LLC(5)	One stop	SF +	5.25%		N/A(6)	04/2031	—	(5)	—	—
							36,410	35,981	3.7	36,395
Automobiles
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(i)	9.56%	06/2030	731	720	0.1	731
CAP-KSI Holdings, LLC^	One stop	SF +	5.25%	(i)	9.54%	06/2030	7,142	7,054	0.7	7,142
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(i)	9.55%	12/2029	798	786	0.1	798
High Bar Brands Operating, LLC#	Senior secured	SF +	5.25%	(i)	9.55%	12/2029	166	164	—	166
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(i)	9.55%	12/2029	24	20	—	24
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(i)	9.55%	12/2029	141	137	—	141
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.00%	(i)	9.30%	07/2029	30,395	30,136	3.1	30,395
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.00%		N/A(6)	07/2029	—	(3)	—	—
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(j)	9.24%	07/2029	399	393	—	399
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(i)	9.30%	07/2029	389	387	—	389
Quick Quack Car Wash Holdings, LLC*^	One stop	SF +	4.75%	(h)	9.08%	06/2031	27,166	26,973	2.7	27,064
Quick Quack Car Wash Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)	06/2031	—	(18)	—	(10)
Quick Quack Car Wash Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)	06/2031	—	(12)	—	(12)
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(h)	9.07%	06/2031	2,117	2,088	0.2	2,107
Yorkshire Parent, Inc.^	One stop	SF +	5.50%	(i)	9.80%	12/2029	17,639	17,436	1.8	17,683
Yorkshire Parent, Inc.	One stop	SF +	5.50%	(i)	9.80%	12/2029	706	662	0.1	706
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025

(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Yorkshire Parent, Inc.^	One stop	SF +	5.50%	(i)	9.79%		12/2029	$4,887	$4,838	0.5%	$4,899
Yorkshire Parent, Inc.	One stop	SF +	5.00%	(i)	9.28%		12/2029	1	—	—	1
Yorkshire Parent, Inc.#	One stop	SF +	5.00%	(i)	9.28%		12/2029	42	42	—	42
								92,743	91,803	9.3	92,665
Banks
Empyrean Solutions, LLC^	One stop	SF +	4.50%	(i)	8.80%		11/2031	1,484	1,477	0.1	1,484
Empyrean Solutions, LLC(5)	One stop	SF +	4.75%		N/A(6)		11/2031	—	(1)	—	—
Empyrean Solutions, LLC(5)	One stop	SF +	4.75%		N/A(6)		11/2031	—	(3)	—	—
OSP Hamilton Purchaser, LLC^	One stop	SF +	4.75%	(i)	9.03%		12/2029	3,880	3,843	0.4	3,860
OSP Hamilton Purchaser, LLC	One stop	SF +	4.75%	(i)	9.01%		12/2029	1,720	1,685	0.2	1,702
OSP Hamilton Purchaser, LLC(5)	One stop	SF +	4.75%		N/A(6)		12/2029	—	(16)	—	(17)
OSP Hamilton Purchaser, LLC	One stop	SF +	4.75%	(i)	9.03%		12/2029	391	386	—	388
								7,475	7,371	0.7	7,417
Beverages
Financial Information Technologies, LLC(24)	One stop	N/A			14.00%	PIK	06/2031	10,314	10,138	1.1	10,623
Financial Information Technologies, LLC^	One stop	SF +	5.25%	(i)	9.55%		06/2030	6,408	6,325	0.6	6,392
Financial Information Technologies, LLC^	One stop	SF +	5.25%	(i)	9.55%		06/2030	2,620	2,596	0.3	2,613
Financial Information Technologies, LLC(5)	One stop	SF +	5.25%		N/A(6)		06/2030	—	(1)	—	—
Financial Information Technologies, LLC(5)	One stop	SF +	5.25%		N/A(6)		06/2030	—	(9)	—	(4)
Spindrift Beverage Co. Inc.	One stop	SF +	5.25%	(i)	9.53%		02/2032	70	58	—	70
Spindrift Beverage Co. Inc.(5)	One stop	SF +	5.25%		N/A(6)		02/2032	—	(3)	—	—
Spindrift Beverage Co. Inc.^	One stop	SF +	5.25%	(i)	9.53%		02/2032	5,073	5,013	0.5	5,073
								24,485	24,117	2.5	24,767
Capital Markets
BlueMatrix Holdings, LLC^	One stop	SF +	5.25%	(i)	9.55%		01/2031	14,093	13,995	1.4	14,093
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)		01/2031	—	(17)	—	—
BlueMatrix Holdings, LLC	One stop	SF +	5.25%	(i)	9.55%		01/2031	1,538	1,506	0.1	1,538
BlueMatrix Holdings, LLC^	One stop	SF +	5.25%	(i)	9.55%		01/2031	1,725	1,717	0.2	1,725
								17,356	17,201	1.7	17,356
Chemicals
AP Adhesives Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)		04/2032	—	(3)	—	(3)
AP Adhesives Holdings, LLC	One stop	SF +	4.75%	(h)	9.07%		04/2031	11	10	—	10
AP Adhesives Holdings, LLC#	One stop	SF +	4.75%	(i)	8.80%		04/2032	1,667	1,658	0.2	1,658
Krayden Holdings, Inc.^	Senior secured	SF +	4.75%	(h)	9.08%		03/2029	931	923	0.1	931
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(h)	9.08%		03/2029	5	2	—	5
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(h)	9.06%		03/2029	186	182	—	186
								2,800	2,772	0.3	2,787
Commercial Services & Supplies
BradyIFS Holdings, LLC	One stop	SF +	5.00%	(i)	9.32%		10/2029	217	206	—	217
BradyIFS Holdings, LLC*^	One stop	SF +	5.00%	(i)	9.28%		10/2029	22,375	22,011	2.2	22,375
CHA Vision Holdings, Inc.^	One stop	SF +	5.00%	(i)	9.27%		01/2031	18,399	18,230	1.8	18,399
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(i)	9.29%		01/2031	3,618	3,564	0.4	3,618
CHA Vision Holdings, Inc.(5)	One stop	SF +	5.00%		N/A(6)		01/2030	—	(13)	—	—
Kleinfelder Intermediate, LLC^	One stop	SF +	5.00%	(i)	9.28%		09/2030	2,021	1,973	0.2	2,021
Kleinfelder Intermediate, LLC(5)	One stop	SF +	5.00%		N/A(6)		09/2028	—	(4)	—	—
Kleinfelder Intermediate, LLC	One stop	SF +	5.00%	(i)	9.28%		09/2030	219	216	—	219
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025

(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PSC Parent, Inc.	One stop	SF +	5.25%	(h)	9.56%		04/2031	$679	$672	0.1%	$679
PSC Parent, Inc.^	One stop	SF +	5.25%	(h)	9.58%		04/2031	1,079	1,075	0.1	1,079
PSC Parent, Inc.	One stop	SF +	5.25%	(h)	9.57%		04/2030	506	497	0.1	506
PSC Parent, Inc.^	One stop	SF +	5.25%	(h)	9.56%		04/2031	6,477	6,423	0.6	6,477
WRE Holding Corp.(5)	One stop	SF +	5.00%		N/A(6)		07/2030	—	(18)	—	—
WRE Holding Corp.	One stop	SF +	5.00%	(j)	9.17%		07/2031	1,593	1,587	0.2	1,593
WRE Holding Corp.	One stop	SF +	5.00%	(j)	9.13%		07/2031	960	956	0.1	960
WRE Holding Corp.	One stop	SF +	5.00%	(j)	9.12%		07/2031	747	744	0.1	747
WRE Holding Corp.*^	One stop	SF +	5.00%	(j)	9.22%		07/2031	14,517	14,392	1.5	14,517
WRE Holding Corp.	One stop	SF +	5.00%	(i)(j)	9.17%		07/2031	261	258	—	261
								73,668	72,769	7.4	73,668
Construction & Engineering
Consor Intermediate II, LLC(5)	One stop	SF +	4.50%		N/A(6)		05/2031	—	(31)	—	—
Consor Intermediate II, LLC	One stop	SF +	4.50%	(i)	8.80%		05/2031	1,977	1,967	0.2	1,977
Consor Intermediate II, LLC^	One stop	SF +	4.50%	(i)	8.80%		05/2031	11,716	11,667	1.2	11,716
DCCM, LLC#	One stop	SF +	4.75%	(i)	9.07%		06/2032	1,961	1,951	0.2	1,951
DCCM, LLC(5)	One stop	SF +	4.75%		N/A(6)		06/2032	—	(2)	—	(2)
DCCM, LLC(5)	One stop	SF +	4.75%		N/A(6)		06/2032	—	(5)	—	(5)
Royal Holdco Corporation(5)	One stop	SF +	4.50%		N/A(6)		12/2030	—	(1)	—	—
Royal Holdco Corporation	One stop	SF +	4.50%	(i)	8.83%		12/2030	70	67	—	70
Royal Holdco Corporation^	One stop	SF +	4.50%	(i)	8.81%		12/2030	1,743	1,727	0.2	1,743
								17,467	17,340	1.8	17,450
Containers & Packaging
Packaging Coordinators Midco, Inc.^	One stop	SF +	4.75%	(i)	9.02%		01/2032	1,410	1,407	0.1	1,410
Packaging Coordinators Midco, Inc.	One stop	SF +	4.75%		N/A(6)		01/2032	—	—	—	—
Packaging Coordinators Midco, Inc.	One stop	SF +	4.75%		N/A(6)		01/2032	—	—	—	—
Packaging Coordinators Midco, Inc.	One stop	SF +	4.75%		N/A(6)		01/2032	—	—	—	—
Packaging Coordinators Midco, Inc.	One stop	SF +	4.75%		N/A(6)		01/2032	—	—	—	—
								1,410	1,407	0.1	1,410
Diversified Consumer Services
Any Hour, LLC	One stop	SF +	5.25%	(i)	9.55%		05/2030	229	215	—	216
Any Hour, LLC(24)	One stop	N/A			13.00%	PIK	05/2031	2,854	2,812	0.3	2,626
Any Hour, LLC	One stop	SF +	5.25%	(i)	9.54%		05/2030	667	652	0.1	593
Any Hour, LLC*^	One stop	SF +	5.25%	(i)	9.55%		05/2030	8,103	8,005	0.8	7,617
Apex Service Partners, LLC	One stop	SF +	5.00%	(i)	9.31%		10/2030	50	50	—	50
Apex Service Partners, LLC#	One stop	SF +	5.00%	(i)	9.28%		10/2030	50	49	—	50
Apex Service Partners, LLC	One stop	SF +	5.00%	(i)	9.31%		10/2030	21	20	—	21
Apex Service Partners, LLC^	One stop	SF +	5.00%	(i)	9.33%		10/2030	5,674	5,553	0.6	5,674
Apex Service Partners, LLC(5)	One stop	SF +	5.00%		N/A(6)		10/2029	—	(37)	—	—
Apex Service Partners, LLC^	One stop	SF +	5.00%	(i)	9.33%		10/2030	23,840	23,305	2.4	23,840
CHVAC Services Investment, LLC	One stop	SF +	4.50%	(i)	8.80%		05/2030	4,273	4,225	0.4	4,273
CHVAC Services Investment, LLC(5)	One stop	SF +	4.50%		N/A(6)		05/2030	—	(12)	—	—
CHVAC Services Investment, LLC^	One stop	SF +	4.50%	(i)	8.82%		05/2030	16,424	16,278	1.6	16,424
CHVAC Services Investment, LLC	One stop	SF +	4.50%	(i)	8.80%		05/2030	18	6	—	18
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(i)	9.95%		07/2029	860	851	0.1	860
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(i)	9.95%		07/2029	15	14	—	15
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(i)	9.95%		07/2029	249	245	—	249
HS Spa Holdings, Inc.^	One stop	SF +	5.25%	(i)	9.58%		06/2029	1,142	1,129	0.1	1,142
HS Spa Holdings, Inc.	One stop	P +	4.25%	(a)(h)	10.75%		06/2028	22	21	—	22
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(i)	9.55%		06/2029	606	604	0.1	606
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025

(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Litera Bidco, LLC(5)	One stop	SF +	5.00%		N/A(6)				05/2028	$—	$(2)	—%	$—
Litera Bidco, LLC	One stop	SF +	5.00%	(h)	9.33%				05/2028	3,023	3,017	0.3	3,023
Litera Bidco, LLC	One stop	SF +	5.00%		N/A(6)				05/2028	—	—	—	—
Litera Bidco, LLC^	One stop	SF +	5.00%	(h)	9.33%				05/2028	7,572	7,544	0.8	7,572
Mario Purchaser, LLC^	One stop	SF +	5.75%	(h)	10.18%				04/2029	655	648	0.1	629
Mario Purchaser, LLC^	One stop	SF +	5.75%	(h)	10.18%				04/2029	849	838	0.1	815
Mario Purchaser, LLC(24)	One stop	SF +	10.75%	(h)	15.18%	PIK			04/2032	469	464	—	459
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.18%				04/2028	12	11	—	10
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.18%				04/2029	399	396	—	383
NSG Buyer, Inc. ^	One stop	SF +	5.00%	(i)	9.30%				11/2029	14,789	14,526	1.5	14,789
NSG Buyer, Inc.	One stop	SF +	5.00%	(i)	9.30%				11/2028	146	136	—	146
NSG Buyer, Inc. (5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(4)	—	—
NSG Buyer, Inc. (5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(10)	—	—
Severin Acquisition, LLC^(24)	One stop	SF +	5.00%	(h)	7.08%	cash/	2.25%	PIK	10/2031	9,182	9,101	0.9	9,090
Severin Acquisition, LLC	One stop	SF +	4.75%	(h)	9.08%				10/2031	497	486	—	485
Severin Acquisition, LLC(24)	One stop	SF +	5.00%	(h)	7.08%	cash/	2.25%	PIK	10/2031	252	243	—	233
Stellar Brands, LLC^	Senior secured	SF +	4.50%	(j)	8.72%				02/2031	2,074	2,059	0.2	2,074
Stellar Brands, LLC(5)	Senior secured	SF +	4.50%		N/A(6)				02/2031	—	(1)	—	—
Virginia Green Acquisition, LLC^	One stop	SF +	5.25%	(j)	9.42%				12/2030	19,748	19,592	2.0	19,748
Virginia Green Acquisition, LLC(5)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(24)	—	—
Virginia Green Acquisition, LLC	One stop	SF +	5.25%	(j)	9.48%				12/2030	5,532	5,428	0.6	5,532
										130,296	128,433	13.0	129,284
Diversified Financial Services
Baker Tilly Advisory Group, LP(5)	One stop	SF +	4.50%		N/A(6)				06/2030	—	(13)	—	(12)
Baker Tilly Advisory Group, LP^	One stop	SF +	4.75%	(h)	9.08%				06/2031	5,187	5,127	0.5	5,200
Baker Tilly Advisory Group, LP#	One stop	SF +	4.50%	(h)	8.83%				06/2031	1,822	1,813	0.2	1,803
Baker Tilly Advisory Group, LP(5)	One stop	SF +	4.50%		N/A(6)				06/2031	—	(4)	—	(8)
Ceres Groupe SAS & Ceres PikCo(7)(8)(19)(24)	Subordinated debt	E +	8.00%	(d)	2.60%	cash/	8.00%	PIK	07/2032	859	781	0.1	859
Ceres Groupe SAS & Ceres PikCo*(7)(8)(19)	One stop	E +	5.25%	(d)	7.85%				07/2031	1,403	1,277	0.1	1,403
Ceres Groupe SAS & Ceres PikCo(7)(8)(19)	One stop	E +	5.25%	(d)	7.51%				07/2031	199	183	—	199
Ceres Groupe SAS & Ceres PikCo(7)(8)(19)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	—
Corsair Blade IV S.A R.L.(7)(8)(12)(24)	One stop	SN +	5.75%	(f)	9.72%	cash/	0.25%	PIK	12/2030	82	60	—	82
Corsair Blade IV S.A R.L.(7)(12)(24)	One stop	SF +	5.75%	(i)	9.76%	cash/	0.25%	PIK	12/2030	249	249	—	249
Equity Methods, LLC#	One stop	SF +	4.75%	(i)	9.05%				04/2032	7,549	7,512	0.7	7,512
Equity Methods, LLC(5)	One stop	SF +	4.75%		N/A(6)				04/2032	—	(7)	—	(7)
Equity Methods, LLC(5)	One stop	SF +	4.75%		N/A(6)				04/2032	—	(8)	—	(9)
Finastra USA, Inc.^(7)(9)	One stop	SF +	7.25%	(j)	11.43%				09/2029	9,826	9,687	1.0	9,826
Finastra USA, Inc.(7)(9)	One stop	SF +	7.25%	(i)	11.57%				09/2029	10	9	—	10
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.75%	(h)	9.08%				11/2028	979	972	0.1	974
Higginbotham Insurance Agency, Inc.^	One stop	SF +	4.50%	(h)	8.83%				11/2028	3,823	3,801	0.4	3,784
Medlar Bidco Limited#(7)(8)(20)	One stop	SN +	5.00%	(f)	9.22%				05/2032	9,612	9,241	1.0	9,612
Medlar Bidco Limited(5)(7)(8)(20)	One stop	SN +	5.00%		N/A(6)				05/2032	—	(21)	—	—
Medlar Bidco Limited#(7)(8)(20)	One stop	E +	5.00%	(c)	7.14%				05/2032	11,755	11,206	1.2	11,755
Wealth Enhancement Group, LLC	One stop	SF +	5.00%		N/A(6)				10/2028	—	—	—	—
Wealth Enhancement Group, LLC^	One stop	SF +	5.00%	(i)	9.28%				10/2028	737	737	0.1	737
Wealth Enhancement Group, LLC^	One stop	SF +	5.00%	(i)	9.28%				10/2028	1,023	1,021	0.1	1,023
Wealth Enhancement Group, LLC	One stop	SF +	5.00%	(h)(i)	9.31%				10/2028	242	237	—	242
										55,357	53,860	5.5	55,234
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025

(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electric Utilities
Smart Energy Systems, Inc.(24)	One stop	SF +	7.50%	(j)	7.88%	cash/	3.75%	PIK	01/2030	$188	$186	—%	$181
Smart Energy Systems, Inc.#(24)	One stop	SF +	7.50%	(i)(j)	8.01%	cash/	3.75%	PIK	01/2030	1,706	1,671	0.2	1,672
										1,894	1,857	0.2	1,853
Electrical Equipment
Power Grid Holdings, Inc.^	One stop	SF +	4.75%	(a)(i)	9.05%				12/2030	703	692	0.1	703
Power Grid Holdings, Inc.	One stop	SF +	4.75%	(h)	9.06%				12/2030	10	8	—	10
Wildcat TopCo, Inc.^	One stop	SF +	4.75%	(i)	9.05%				11/2031	6,214	6,157	0.6	6,214
Wildcat TopCo, Inc.	One stop	P +	3.75%	(a)	11.25%				11/2031	89	79	—	89
Wildcat TopCo, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(5)	—	—
										7,016	6,931	0.7	7,016
Electronic Equipment, Instruments & Components
CST Holding Company^	One stop	SF +	5.00%	(h)	9.43%				11/2028	5,359	5,185	0.5	5,359
CST Holding Company(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(2)	—	—
										5,359	5,183	0.5	5,359
Food Products
Blast Bidco Inc.^	One stop	SF +	6.00%	(i)	10.30%				10/2030	16,898	16,706	1.7	16,898
Blast Bidco Inc.(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(21)	—	—
Eagle Family Foods Group, LLC^	One stop	SF +	5.00%	(i)(j)	9.01%				08/2030	3,323	3,295	0.3	3,323
Eagle Family Foods Group, LLC(5)	One stop	SF +	5.00%		N/A(6)				08/2030	—	(3)	—	—
Zullas, L.C.(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(2)	—	(2)
Zullas, L.C.#	One stop	SF +	4.75%	(i)	9.07%				06/2031	1,452	1,445	0.2	1,445
Zullas, L.C.(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(7)	—	(7)
										21,673	21,413	2.2	21,657
Healthcare Equipment & Supplies
Belmont Instrument, LLC^	One stop	SF +	5.25%	(i)	9.55%				08/2028	4,138	4,083	0.4	4,138
Belmont Instrument, LLC(5)	One stop	SF +	5.25%		N/A(6)				08/2028	—	(1)	—	—
HuFriedy Group Acquisition, LLC*^	One stop	SF +	5.50%	(i)	9.83%				06/2031	10,822	10,731	1.1	10,822
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(i)	9.81%				05/2030	71	62	—	71
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(i)	9.80%				06/2031	2,094	2,058	0.2	2,094
TIDI Legacy Products, Inc.^	One stop	SF +	4.50%	(h)	8.83%				12/2029	2,175	2,165	0.2	2,175
TIDI Legacy Products, Inc.	One stop	SF +	4.50%		N/A(6)				12/2029	—	—	—	—
TIDI Legacy Products, Inc.	One stop	SF +	5.00%		N/A(6)				12/2029	—	—	—	—
YI, LLC^	One stop	SF +	5.75%	(h)	10.06%				12/2029	8,472	8,334	0.9	8,387
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(12)	—	(16)
										27,772	27,420	2.8	27,671
Healthcare Providers & Services
Bamboo US Bidco LLC#(7)(8)	One stop	E +	5.25%	(c)	7.44%				09/2030	3,624	3,188	0.4	3,624
Bamboo US Bidco LLC	One stop	SF +	5.25%	(i)	9.58%				09/2030	33	31	—	33
Bamboo US Bidco LLC	One stop	SF +	5.25%		N/A(6)				09/2030	—	—	—	—
Bamboo US Bidco LLC	One stop	SF +	5.25%	(i)	9.53%				09/2030	756	754	0.1	756
Bamboo US Bidco LLC(5)	One stop	SF +	5.25%		N/A(6)				10/2029	—	(22)	—	—
Bamboo US Bidco LLC^	One stop	SF +	5.25%	(i)	9.53%				09/2030	4,944	4,837	0.5	4,944
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	5.00%	(i)	9.29%				11/2030	1,329	1,321	0.1	1,329
Benefit Plan Administrators of Eau Claire, LLC(5)	One stop	SF +	5.00%		N/A(6)				11/2030	—	(1)	—	—
Benefit Plan Administrators of Eau Claire, LLC(5)	One stop	SF +	5.00%		N/A(6)				11/2030	—	(4)	—	—
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	5.00%	(i)	9.29%				11/2030	8,031	7,984	0.8	8,031
BHG Holdings, LLC#	One stop	SF +	5.50%	(h)	9.83%				04/2032	15,940	15,805	1.6	15,801
BHG Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				04/2032	—	(17)	—	(18)
BHG Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				04/2032	—	(39)	—	(40)
Community Care Partners, LLC	One stop	SF +	6.00%	(h)	10.44%				06/2026	345	343	—	345
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025

(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Datix Bidco Limited and RL Datix Holdings, Inc.#(7)(8)(9)	One stop	SN +	5.25%	(f)	9.47%				04/2031	$3,159	$2,842	0.3%	$3,159
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(7)(9)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(9)	—	—
Datix Bidco Limited and RL Datix Holdings, Inc.#(7)(9)	One stop	SF +	5.25%	(j)	9.54%				04/2031	4,967	4,885	0.5	4,967
Datix Bidco Limited and RL Datix Holdings, Inc.(7)(9)	One stop	SF +	5.25%	(j)	9.54%				10/2030	181	167	—	181
Datix Bidco Limited and RL Datix Holdings, Inc.(7)(8)(9)	One stop	SN +	5.25%	(f)	9.47%				04/2031	35	35	—	35
LOV Acquisition LLC^	Senior secured	SF +	4.25%	(h)	8.58%				11/2031	6,738	6,707	0.7	6,738
LOV Acquisition LLC(5)	Senior secured	SF +	4.25%		N/A(6)				11/2031	—	(3)	—	—
PPV Intermediate Holdings, LLC(24)	One stop	N/A			14.75%	PIK			08/2030	8,989	8,838	0.9	9,146
PPV Intermediate Holdings, LLC^	One stop	SF +	5.75%	(i)	10.08%				08/2029	6,546	6,478	0.7	6,546
PPV Intermediate Holdings, LLC(24)	One stop	N/A			13.75%	PIK			08/2030	930	920	0.1	930
PPV Intermediate Holdings, LLC(24)	One stop	N/A			13.75%	PIK			08/2030	215	214	—	215
PPV Intermediate Holdings, LLC(24)	One stop	N/A			13.75%	PIK			08/2030	39	39	—	39
PPV Intermediate Holdings, LLC(24)	One stop	N/A			13.75%	PIK			08/2030	39	37	—	39
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(5)	—	—
PPV Intermediate Holdings, LLC	One stop	SF +	5.25%	(i)	9.58%				08/2029	865	852	0.1	865
Premise Health Holding Corp.#^	One stop	SF +	5.25%	(i)	9.55%				03/2031	18,854	18,623	1.9	18,854
Premise Health Holding Corp.	One stop	SF +	5.25%	(h)	9.57%				03/2030	147	121	—	147
										86,706	84,921	8.7	86,666
Healthcare Technology
Amberfield Acquisition Co.	One stop	SF +	5.50%	(i)	9.80%				05/2030	203	193	—	203
Amberfield Acquisition Co.(5)	One stop	SF +	5.50%		N/A(6)				05/2030	—	(4)	—	—
Amberfield Acquisition Co.^	One stop	SF +	5.50%	(i)	9.80%				05/2030	8,227	8,160	0.8	8,227
Color Intermediate, LLC^	Senior secured	SF +	4.75%	(i)	9.15%				10/2029	2,336	2,307	0.2	2,312
Crow River Buyer, Inc.#	One stop	SF +	6.00%	(i)	10.28%				01/2029	999	986	0.1	999
Crow River Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)				01/2029	—	(1)	—	—
Crow River Buyer, Inc.#	One stop	SF +	6.00%	(h)	10.32%				01/2029	2,334	2,313	0.2	2,334
GHX Ultimate Parent Corporation^	One stop	SF +	4.75%	(i)	9.05%				12/2031	28,849	28,581	2.9	28,849
GHX Ultimate Parent Corporation(5)	One stop	SF +	4.75%		N/A(6)				12/2031	—	(25)	—	—
Kona Buyer, LLC(5)	One stop	SF +	7.00%		N/A(6)				07/2031	—	(1)	—	(1)
Kona Buyer, LLC^	One stop	SF +	4.50%	(i)	8.78%				07/2031	1,283	1,272	0.1	1,277
Kona Buyer, LLC	One stop	SF +	4.50%	(i)	8.78%				07/2031	75	75	—	75
Kona Buyer, LLC	One stop	SF +	4.50%	(i)	8.80%				07/2031	21	21	—	21
Kona Buyer, LLC(5)	One stop	SF +	4.50%		N/A(6)				07/2031	—	—	—	(9)
Kona Buyer, LLC(5)	One stop	SF +	4.50%		N/A(6)				07/2031	—	—	—	(6)
Kona Buyer, LLC(5)	One stop	SF +	4.50%		N/A(6)				07/2031	—	—	—	(1)
Kona Buyer, LLC(5)	One stop	SF +	4.50%		N/A(6)				07/2031	—	—	—	(1)
Lacker Bidco Limited#(7)(8)(9)	One stop	SN +	5.75%	(f)	9.97%				02/2031	4,224	3,834	0.4	4,181
Lacker Bidco Limited(5)(7)(8)(9)	One stop	SN +	5.25%		N/A(6)				08/2030	—	(11)	—	(9)
Lacker Bidco Limited(7)(8)(9)	One stop	SN +	5.75%	(f)	9.97%				02/2031	3,507	3,309	0.4	3,451
Modernizing Medicine, Inc.#(24)	One stop	SF +	5.25%	(i)	6.80%	cash/	2.75%	PIK	04/2032	22,971	22,748	2.3	22,741
Modernizing Medicine, Inc.(5)	One stop	SF +	4.75%		N/A(6)				04/2032	—	(21)	—	(21)
Neptune Holdings, Inc.^	One stop	SF +	4.50%	(i)	8.80%				09/2030	6,239	6,141	0.6	6,239
Neptune Holdings, Inc.(5)	One stop	SF +	4.50%		N/A(6)				08/2029	—	(1)	—	—
Netsmart Technologies, Inc.*^(24)	One stop	SF +	4.95%	(h)	6.83%	cash/	2.45%	PIK	08/2031	18,361	18,203	1.9	18,361
Netsmart Technologies, Inc.(5)	One stop	SF +	4.50%		N/A(6)				08/2031	—	(21)	—	—
Netsmart Technologies, Inc.(5)	One stop	SF +	6.95%		N/A(6)				08/2031	—	(11)	—	—
Plasma Buyer LLC^	One stop	SF +	5.75%	(i)	10.05%				05/2029	477	471	0.1	458
Plasma Buyer LLC	One stop	SF +	5.75%	(i)	10.05%				05/2028	54	54	—	53
Plasma Buyer LLC	One stop	SF +	6.25%	(i)	10.55%				05/2029	18	18	—	17
										100,178	98,590	10.0	99,750
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC^	One stop	SF +	6.00%	(i)(j)	10.47%				08/2028	1,436	1,428	0.2	1,436
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025

(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Barteca Restaurants, LLC#	One stop	SF +	6.00%	(j)	10.38%				08/2028	$72	$72	—%	$72
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)(j)	10.43%				08/2028	100	99	—	100
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	10.45%				08/2028	411	383	0.1	411
Crumbl Enterprises, LLC#	One stop	SF +	4.50%	(i)	8.83%				05/2032	17,877	17,790	1.8	17,788
Crumbl Enterprises, LLC	One stop	SF +	4.50%	(i)	8.83%				05/2032	232	225	—	225
ESN Venture Holdings, LLC#	One stop	SF +	5.75%	(i)	10.05%				10/2028	317	314	—	317
ESN Venture Holdings, LLC^	One stop	SF +	5.75%	(i)	10.05%				10/2028	4,572	4,518	0.5	4,572
ESN Venture Holdings, LLC^	One stop	SF +	5.75%	(i)	10.05%				10/2028	691	683	0.1	691
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.05%				10/2028	155	154	—	155
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.05%				10/2028	58	55	—	58
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.05%				10/2028	115	105	—	115
ESN Venture Holdings, LLC^	One stop	SF +	5.75%	(i)	10.04%				10/2028	781	776	0.1	781
ESN Venture Holdings, LLC#	One stop	SF +	5.75%	(i)	10.05%				10/2028	374	371	—	374
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.05%				10/2028	333	331	—	333
GFP Atlantic Holdco 2, LLC^	One stop	SF +	6.00%	(i)	10.32%				11/2029	3,604	3,560	0.4	3,604
GFP Atlantic Holdco 2, LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(48)	—	—
Health Buyer, LLC#	Senior secured	SF +	5.25%	(i)	9.55%				04/2029	232	230	—	232
Health Buyer, LLC#	Senior secured	SF +	5.50%	(i)	9.80%				04/2029	119	117	—	119
Health Buyer, LLC	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC	Senior secured	SF +	5.50%	(i)	9.80%				04/2029	60	59	—	60
Health Buyer, LLC	Senior secured	SF +	5.50%	(i)	9.80%				04/2029	117	116	—	117
PB Group Holdings, LLC^(24)	One stop	SF +	5.50%	(h)	7.08%	cash/	2.75%	PIK	08/2030	9,628	9,588	1.0	9,628
PB Group Holdings, LLC	One stop	SF +	5.00%	(h)	9.33%				08/2030	132	127	—	132
QSR Acquisition Co.#	One stop	SF +	4.25%	(i)	8.57%				06/2032	28,067	27,962	2.8	27,962
QSR Acquisition Co.(5)	One stop	SF +	4.25%		N/A(6)				06/2032	—	(9)	—	(9)
QSR Acquisition Co.(5)	One stop	SF +	4.25%		N/A(6)				06/2032	—	(23)	—	(23)
Rooster BidCo Limited(7)(8)(9)	One stop	SN +	5.00%		N/A(6)				03/2032	—	—	—	—
Rooster BidCo Limited(5)(7)(8)(9)	One stop	SN +	5.00%		N/A(6)				03/2032	—	(7)	—	—
Rooster BidCo Limited#(7)(8)(9)	One stop	SN +	5.00%	(f)	9.22%				03/2032	1,480	1,382	0.2	1,480
SDC Holdco, LLC*^	One stop	SF +	4.75%	(i)	9.05%				06/2031	19,252	19,170	1.9	19,252
SDC Holdco, LLC(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(7)	—	—
SDC Holdco, LLC(24)	Second lien	SF +	8.50%	(i)	12.80%	PIK			06/2032	3,258	3,239	0.3	3,258
Super REGO, LLC(24)	Subordinated debt	N/A			15.00%	PIK			03/2030	36	35	—	36
YE Brands Holding, LLC	One stop	SF +	4.75%	(i)	9.05%				10/2027	934	925	0.1	934
YE Brands Holding, LLC^	One stop	SF +	4.75%	(i)	9.05%				10/2027	7,050	7,004	0.7	7,050
YE Brands Holding, LLC	One stop	SF +	4.75%		N/A(6)				10/2027	—	—	—	—
										101,493	100,724	10.2	101,260

Household Products
WU Holdco, Inc.#	One stop	SF +	4.75%	(i)	9.05%				04/2032	2,744	2,730	0.3	2,730
WU Holdco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				04/2032	—	(1)	—	(1)
WU Holdco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				04/2032	—	(2)	—	(3)
										2,744	2,727	0.3	2,726
Industrial Conglomerates
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(i)	9.05%				07/2029	575	569	0.1	575
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(a)(i)	9.42%				07/2029	144	136	—	144
Dwyer Instruments, Inc.#	One stop	SF +	4.75%	(i)	9.05%				07/2029	146	144	—	146
Dwyer Instruments, Inc.#	One stop	SF +	4.75%	(i)	9.05%				07/2029	73	72	—	73
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(i)	9.05%				07/2029	86	85	—	86
Dwyer Instruments, Inc.(5)(7)(8)	One stop	E +	5.00%		N/A(6)				07/2029	—	(14)	—	—
Dwyer Instruments, Inc.#(7)(8)	One stop	E +	5.00%	(c)	6.94%				07/2029	18,188	16,136	1.8	18,188
Dwyer Instruments, Inc.(5)	One stop	SF +	4.75%		N/A(6)				07/2029	—	(10)	—	—
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(i)	9.05%				07/2029	508	503	0.1	508
Essential Services Holdings Corporation*^	One stop	SF +	5.00%	(i)	9.28%				06/2031	10,198	10,111	1.0	10,096
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025

(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Essential Services Holdings Corporation	One stop	SF +	5.00%	(i)	9.33%				06/2030	$150	$140	—%	$141
Essential Services Holdings Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(9)	—	(20)
Excelitas Technologies Corp.(5)	One stop	SF +	5.25%		N/A(6)				08/2029	—	(104)	—	—
Excelitas Technologies Corp.^	One stop	SF +	5.25%	(h)	9.58%				08/2029	643	635	0.1	643
Excelitas Technologies Corp.#(7)(8)	One stop	E +	5.25%	(b)	7.18%				08/2029	129	113	—	129
Excelitas Technologies Corp.	One stop	SF +	5.25%		N/A(6)				08/2028	—	—	—	—
										30,840	28,507	3.1	30,709
Insurance
Bellwether Buyer, LLC(5)	One stop	SF +	4.50%		N/A(6)				04/2032	—	(1)	—	(1)
Bellwether Buyer, LLC#	One stop	SF +	4.50%	(h)	8.81%				04/2032	1,446	1,439	0.2	1,442
Bellwether Buyer, LLC(5)	One stop	SF +	4.50%		N/A(6)				04/2032	—	(2)	—	(2)
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.50%	(i)	9.78%				03/2028	2,486	2,453	0.3	2,486
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.50%	(i)	9.83%				03/2028	1,672	1,672	0.2	1,672
Ben Nevis Midco Limited(7)(9)	One stop	SF +	5.50%	(i)	9.80%				03/2028	429	427	—	429
Ben Nevis Midco Limited(7)(9)	One stop	SF +	5.50%	(i)	9.82%				03/2028	2,058	2,025	0.2	2,058
Captive Resources Midco, LLC^	One stop	SF +	4.50%	(h)	8.83%				07/2029	9,184	9,106	0.9	9,184
Captive Resources Midco, LLC(5)	One stop	SF +	4.50%		N/A(6)				07/2028	—	(2)	—	—
Disco Parent, Inc.#	One stop	SF +	7.00%	(i)	11.33%				03/2029	1,819	1,789	0.2	1,819
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC#^	One stop	SF +	5.25%	(i)	9.55%				12/2030	14,119	14,007	1.4	14,119
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(i)	9.55%				12/2029	368	345	—	368
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(i)	9.55%				12/2030	13,300	13,196	1.3	13,300
Doxa Insurance Holdings LLC	One stop	SF +	5.00%		N/A(6)				12/2030	—	—	—	—
Gimlet Bidco GMBH#(7)(8)(18)	One stop	E +	5.75%	(c)	7.94%				04/2031	7,684	6,833	0.8	7,684
Gimlet Bidco GMBH(7)(8)(18)	One stop	E +	5.75%	(b)(c)	7.90%				04/2031	2,178	1,975	0.2	2,178
Integrated Specialty Coverages, LLC^	One stop	SF +	4.75%	(h)	9.08%				07/2030	2,309	2,280	0.2	2,309
Integrated Specialty Coverages, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2030	—	(1)	—	—
Integrity Marketing Acquisition, LLC^	One stop	SF +	5.00%	(i)	9.33%				08/2028	11,117	11,034	1.1	11,117
Integrity Marketing Acquisition, LLC(5)	One stop	SF +	5.00%		N/A(6)				08/2028	—	(1)	—	—
Integrity Marketing Acquisition, LLC(5)	One stop	SF +	5.00%		N/A(6)				08/2028	—	(1)	—	—
MRH Trowe Germany GMBH(5)(7)(8)(18)	One stop	E +	5.00%		N/A(6)				11/2031	—	(1)	—	(1)
MRH Trowe Germany GMBH#(7)(8)(18)	One stop	E +	5.00%	(c)	7.14%				08/2025	2,377	2,246	0.2	2,365
MRH Trowe Germany GMBH(5)(7)(8)(18)	One stop	E +	5.00%		N/A(6)				05/2032	—	—	—	(4)
Oakbridge Insurance Agency LLC^	One stop	SF +	5.75%	(h)	10.06%				11/2029	9,128	9,062	0.9	9,151
Oakbridge Insurance Agency LLC(5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(16)	—	(33)
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(h)	10.06%				11/2029	105	95	—	105
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(h)	10.06%				11/2029	3,798	3,765	0.4	3,809
Pareto Health Intermediate Holdings, Inc.#^	One stop	SF +	4.75%	(i)	9.05%				05/2030	19,455	19,242	2.0	19,455
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	4.75%		N/A(6)				05/2030	—	(16)	—	—
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2029	—	(1)	—	—
Wasabi Lower Holdco, LLC(5)	Senior secured	SF +	4.50%		N/A(6)				06/2032	—	(3)	—	(3)
Wasabi Lower Holdco, LLC	Senior secured	SF +	4.50%	(i)	8.80%				06/2032	990	977	0.1	977
World Insurance Associates, LLC(5)	One stop	SF +	5.00%		N/A(6)				04/2030	—	(5)	—	—
World Insurance Associates, LLC(5)	One stop	SF +	5.00%		N/A(6)				04/2030	—	(1)	—	—
										106,022	103,915	10.6	105,983
IT Services
Critical Start, Inc.#(24)	One stop	SF +	6.75%	(i)	7.40%	cash/	3.63%	PIK	05/2028	538	536	0.1	533
Critical Start, Inc.#(24)	One stop	SF +	6.75%	(i)	7.40%	cash/	3.63%	PIK	05/2028	273	270	—	270
Critical Start, Inc.	One stop	SF +	6.25%	(a)(i)	11.41%				05/2028	33	33	—	33
Goldcup 31018 AB#(7)(8)(14)(24)	One stop	E +	6.50%	(d)	9.03%	PIK			07/2029	898	769	0.1	853
Goldcup 31018 AB(7)(8)(14)(24)	One stop	E +	6.50%	(d)	9.03%	PIK			07/2029	85	76	—	78
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025

(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Goldcup 31018 AB(7)(8)(14)	One stop	E +	6.25%	(d)	8.58%				01/2029	$118	$104	—%	$110
Netwrix Corporation*^	One stop	SF +	4.75%	(i)	9.08%				06/2029	11,776	11,728	1.2	11,776
Netwrix Corporation(5)	One stop	SF +	4.75%		N/A(6)				06/2029	—	(1)	—	—
Netwrix Corporation	One stop	SF +	4.75%	(i)	9.08%				06/2029	336	264	—	336
Netwrix Corporation^	One stop	SF +	4.75%	(i)	9.08%				06/2029	1,429	1,420	0.1	1,429
PDQ Intermediate, Inc.(24)	Subordinated debt	N/A			13.75%	PIK			10/2031	63	62	—	63
ReliaQuest Holdings, LLC#(24)	One stop	SF +	6.00%	(i)	7.03%	cash/	3.25%	PIK	04/2031	50	50	—	50
ReliaQuest Holdings, LLC(5)	One stop	SF +	6.00%		N/A(6)				04/2031	—	(14)	—	(10)
ReliaQuest Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				04/2031	—	(6)	—	(5)
ReliaQuest Holdings, LLC*(24)	One stop	SF +	6.00%	(i)	7.03%	cash/	3.25%	PIK	04/2031	24,337	24,181	2.4	24,215
WPEngine, Inc.#	One stop	SF +	5.75%	(i)	10.07%				08/2029	1,069	1,054	0.1	1,069
WPEngine, Inc.(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(1)	—	—
Zarya Holdco, Inc.^	One stop	SF +	6.50%	(i)	10.83%				07/2027	366	361	0.1	366
Zarya Holdco, Inc.^	One stop	SF +	6.50%	(i)	10.83%				07/2027	964	964	0.1	964
Zarya Holdco, Inc.	One stop	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
										42,335	41,850	4.2	42,130
Leisure Products
Crunch Holdings, LLC#	One stop	SF +	4.75%	(h)	9.06%				09/2031	29,294	29,221	2.9	29,221
Crunch Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(10)	—	(10)
Movement Holdings, LLC^(7)(9)	One stop	SF +	5.25%	(h)	9.58%				03/2030	7,015	6,959	0.7	7,015
Movement Holdings, LLC(5)(7)(9)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(9)	—	—
Movement Holdings, LLC(5)(7)(9)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(37)	—	—
										36,309	36,124	3.6	36,226
Life Sciences Tools & Services
Celerion Buyer, Inc.^	One stop	SF +	5.00%	(i)	9.26%				11/2029	10,479	10,280	1.0	10,479
Celerion Buyer, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(31)	—	—
Celerion Buyer, Inc.^	One stop	SF +	5.00%	(i)	9.26%				11/2029	5,889	5,837	0.6	5,889
Graphpad Software, LLC(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(3)	—	—
Graphpad Software, LLC^	One stop	P +	3.75%	(a)	11.25%				06/2031	7,797	7,763	0.8	7,797
Graphpad Software, LLC	One stop	P +	3.75%	(a)	11.25%				06/2031	195	187	—	195
										24,360	24,032	2.4	24,360
Machinery
AI Titan Parent, Inc.^	One stop	SF +	4.50%	(h)	8.83%				08/2031	2,705	2,681	0.3	2,705
AI Titan Parent, Inc.(5)	One stop	SF +	4.50%		N/A(6)				08/2031	—	(2)	—	—
AI Titan Parent, Inc.(5)	One stop	SF +	4.50%		N/A(6)				08/2031	—	(3)	—	—
Thermogenics, Inc.#(7)(8)(11)	One stop	CA +	4.25%	(k)	6.93%				06/2032	469	465	—	467
Thermogenics, Inc.(5)(7)(11)	One stop	SF +	4.25%		N/A(6)				06/2032	—	(2)	—	(2)
Thermogenics, Inc.#(7)(11)	One stop	SF +	4.25%	(i)	8.55%				06/2032	597	594	0.1	594
Thermogenics, Inc.(5)(7)(11)	One stop	SF +	4.25%		N/A(6)				06/2032	—	(9)	—	(9)
Blackbird Purchaser, Inc.^	One stop	SF +	5.50%	(i)	9.80%				12/2030	23,121	22,939	2.3	23,121
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(i)	9.80%				12/2030	2,560	2,524	0.3	2,560
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(h)(i)	9.80%				12/2029	1,547	1,523	0.1	1,547
										30,999	30,710	3.1	30,983
Media
Lotus Topco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(9)	—	—
Lotus Topco, Inc.^	One stop	SF +	4.75%	(i)	9.05%				06/2030	7,100	7,056	0.7	7,100
Lotus Topco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(22)	—	—
Shout! Factory, LLC*	One stop	SF +	5.25%	(i)	9.55%				06/2031	4,828	4,792	0.5	4,756
Shout! Factory, LLC(5)	One stop	SF +	5.25%		N/A(6)				06/2031	—	(4)	—	(9)
										11,928	11,813	1.2	11,847
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025

(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Oil, Gas & Consumable Fuels
Envernus, Inc.#^	One stop	SF +	5.50%	(h)	9.83%				12/2029	$16,374	$16,192	1.7%	$16,374
Envernus, Inc.	One stop	SF +	5.50%	(h)	9.82%				12/2029	94	80	—	94
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(2)	—	—
										16,468	16,270	1.7	16,468
Pharmaceuticals
Caerus Midco 3 S.A.R.L.^(7)	One stop	SF +	5.00%	(i)	9.30%				05/2029	775	766	0.1	775
Caerus Midco 3 S.A.R.L.#(7)	One stop	SF +	5.00%	(i)	9.30%				05/2029	138	137	—	138
Caerus Midco 3 S.A.R.L.(7)	One stop	SF +	5.00%	(i)	9.30%				05/2029	118	117	—	118
Caerus Midco 3 S.A.R.L.(7)	One stop	SF +	5.00%	(h)	9.32%				05/2029	19	18	—	19
Caerus Midco 3 S.A.R.L.(7)	One stop	SF +	5.00%	(i)	9.30%				05/2029	20	20	—	20
Creek Parent, Inc.^	One stop	SF +	5.25%	(h)	9.57%				12/2031	20,233	19,905	2.0	20,233
Creek Parent, Inc.(5)	One stop	SF +	5.25%		N/A(6)				12/2031	—	(46)	—	—
										21,303	20,917	2.1	21,303
Professional Services
ALKU Intermediate Holdings, LLC^	One stop	SF +	6.25%	(i)	10.55%				05/2029	1,256	1,244	0.1	1,256
ALKU Intermediate Holdings, LLC#	One stop	SF +	5.50%	(i)	9.80%				05/2029	139	137	—	136
bswift, LLC^	One stop	SF +	4.75%	(h)	9.06%				11/2028	1,114	1,094	0.1	1,114
bswift, LLC^	One stop	SF +	4.75%	(h)	9.07%				11/2028	8,008	7,970	0.8	8,008
DISA Holdings Corp.^	Senior secured	SF +	5.00%	(i)	9.33%				09/2028	1,432	1,417	0.1	1,432
DISA Holdings Corp.	Senior secured	SF +	5.00%	(i)	9.30%				09/2028	1,051	1,039	0.1	1,051
DISA Holdings Corp.^	Senior secured	SF +	5.00%	(i)	9.33%				09/2028	707	700	0.1	707
DISA Holdings Corp.(24)	Subordinated debt	SF +	8.50%	(i)	10.82%	cash/	2.00%	PIK	03/2029	52	51	—	52
DISA Holdings Corp.#	Senior secured	SF +	5.00%	(i)	9.33%				09/2028	81	81	—	81
DISA Holdings Corp.#	One stop	SF +	5.00%	(i)	9.33%				09/2028	96	95	—	96
DISA Holdings Corp.	Senior secured	SF +	5.00%	(i)	9.33%				09/2028	86	81	—	86
Eclipse Buyer, Inc.(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(16)	—	—
Eclipse Buyer, Inc.^	One stop	SF +	4.75%	(h)	9.06%				09/2031	3,676	3,644	0.4	3,676
Eclipse Buyer, Inc.(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(3)	—	—
Varicent Intermediate Holdings Corporation*(7)(11)(24)	One stop	SF +	5.75%	(i)	6.93%	cash/	3.13%	PIK	08/2031	15,661	15,465	1.6	15,661
Varicent Intermediate Holdings Corporation(5)(7)(11)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(25)	—	—
Varicent Intermediate Holdings Corporation(5)(7)(11)	One stop	SF +	5.75%		N/A(6)				08/2031	—	(19)	—	—
										33,359	32,955	3.3	33,356
Software
Anaplan, Inc.*#^	One stop	SF +	4.50%	(i)	8.83%				06/2029	32,901	32,746	3.3	32,901
Anaplan, Inc.	One stop	SF +	4.50%		N/A(6)				06/2028	—	—	—	—
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.00%	(f)	9.22%				06/2029	702	615	0.1	702
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.00%	(f)	9.22%				06/2029	366	312	—	366
Arrow Buyer, Inc.^	One stop	SF +	5.00%	(i)	9.30%				07/2030	4,646	4,562	0.5	4,646
Arrow Buyer, Inc.	One stop	SF +	5.00%	(i)	9.30%				07/2030	295	293	—	295
Arrow Buyer, Inc.^	One stop	SF +	5.00%	(i)	9.30%				07/2030	305	303	—	305
Artifact Bidco, Inc.(5)	One stop	SF +	4.25%		N/A(6)				05/2031	—	(1)	—	—
Artifact Bidco, Inc.(5)	One stop	SF +	4.25%		N/A(6)				05/2030	—	(1)	—	—
Artifact Bidco, Inc.(5)	One stop	SF +	4.25%		N/A(6)				05/2030	—	(1)	—	—
Artifact Bidco, Inc.^	One stop	SF +	4.25%	(i)	8.55%				05/2031	1,341	1,329	0.1	1,341
Azurite Intermediate Holdings, Inc.^	One stop	SF +	6.00%	(h)	10.33%				03/2031	2,452	2,422	0.2	2,452
Azurite Intermediate Holdings, Inc.^	One stop	SF +	6.00%	(h)	10.33%				03/2031	5,573	5,503	0.6	5,573
Azurite Intermediate Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				03/2031	—	(11)	—	—
Baxter Planning Systems, LLC(5)	One stop	SF +	6.25%		N/A(6)				05/2031	—	(4)	—	—
Baxter Planning Systems, LLC(5)	One stop	SF +	5.75%		N/A(6)				05/2031	—	(5)	—	—
Baxter Planning Systems, LLC*(24)	One stop	SF +	6.25%	(i)	7.16%	cash/	3.38%	PIK	05/2031	3,750	3,727	0.4	3,750
BestPass, Inc.*^	One stop	SF +	4.75%	(h)	9.08%				08/2031	18,082	18,003	1.8	18,082
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025

(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
BestPass, Inc.(5)	One stop	SF +	4.75%		N/A(6)				08/2031	$—	$(8)	—%	$—
BestPass, Inc.(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(10)	—	—
Bloomerang, LLC*#	One stop	SF +	6.00%	(i)	10.30%				12/2029	13,536	13,434	1.4	13,536
Bloomerang, LLC	One stop	SF +	6.00%	(i)	10.32%				12/2029	757	734	0.1	757
Bloomerang, LLC	One stop	SF +	6.00%	(i)	10.30%				12/2029	1,354	1,323	0.1	1,354
Blue Bidco Limited#(7)(8)(9)	One stop	E +	5.00%	(d)	7.04%				06/2032	2,041	1,953	0.2	2,020
Blue Bidco Limited#(7)(8)(9)	One stop	SN +	5.00%	(f)	9.22%				06/2032	3,603	3,503	0.4	3,567
Blue Bidco Limited(5)(7)(8)(9)	One stop	SN +	5.00%		N/A(6)				06/2032	—	(9)	—	(18)
Blue Bidco Limited#(7)(9)	One stop	SF +	5.00%	(j)	9.26%				06/2032	510	507	0.1	504
Bynder BidCo, Inc.& Bynder BidCo B.V.*(7)(17)	One stop	SF +	6.00%	(j)	10.14%				01/2029	956	938	0.1	956
Bynder BidCo, Inc.& Bynder BidCo B.V.*(7)(17)	One stop	SF +	6.00%	(j)	10.14%				01/2029	365	358	—	365
Bynder BidCo, Inc.& Bynder BidCo B.V.(7)(17)	One stop	SF +	6.00%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(7)(17)	One stop	SF +	6.00%		N/A(6)				01/2029	—	(1)	—	—
Camelia Bidco Limited#(7)(8)(9)	One stop	SN +	5.50%	(f)	9.72%				08/2030	703	642	0.1	703
Camelia Bidco Limited#(7)(8)(9)	One stop	A +	5.50%	(e)	9.16%				08/2030	42	40	—	42
Camelia Bidco Limited(7)(8)(9)	One stop	SN +	5.50%	(f)	9.72%				08/2030	99	88	—	99
Camelia Bidco Limited(5)(7)(8)(9)	One stop	SN +	5.50%		N/A(6)				08/2030	—	(23)	—	—
CB Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				07/2031	—	(15)	—	—
CB Buyer, Inc.*^	One stop	SF +	5.25%	(i)	9.55%				07/2031	17,065	16,924	1.7	17,065
CB Buyer, Inc.	One stop	SF +	5.25%	(i)	9.55%				07/2031	518	495	0.1	518
Coupa Holdings, LLC^	One stop	SF +	5.25%	(i)	9.53%				02/2030	8,308	8,152	0.8	8,308
Coupa Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				02/2030	—	(8)	—	—
Crewline Buyer, Inc.#	One stop	SF +	6.75%	(h)	11.08%				11/2030	28,293	27,969	2.8	28,293
Crewline Buyer, Inc.(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(34)	—	—
Denali Bidco Limited#(7)(8)(9)	One stop	SN +	5.00%	(f)	9.22%				08/2030	2,673	2,417	0.3	2,673
Denali Bidco Limited#(7)(8)(9)	One stop	E +	5.00%	(c)	6.98%				08/2030	665	602	0.1	665
Denali Bidco Limited#(7)(8)(9)	One stop	E +	5.00%	(c)	6.98%				08/2030	4,603	4,095	0.5	4,603
Denali Bidco Limited#(7)(8)(9)	One stop	E +	5.00%	(c)	6.98%				08/2030	931	824	0.1	931
Denali Bidco Limited(5)(7)(8)(9)	One stop	SN +	5.00%		N/A(6)				08/2030	—	(36)	—	—
Einstein Parent, Inc.#	One stop	SF +	6.50%	(i)	10.77%				01/2031	12,284	12,057	1.2	12,162
Einstein Parent, Inc.(5)	One stop	SF +	6.50%		N/A(6)				01/2031	—	(24)	—	(13)
Espresso Bidco, Inc.(5)	One stop	SF +	5.25%		N/A(6)				03/2032	—	(10)	—	—
Espresso Bidco, Inc.(5)	One stop	SF +	5.25%		N/A(6)				03/2032	—	(9)	—	—
Espresso Bidco, Inc.#(24)	One stop	SF +	5.75%	(i)	7.17%	cash/	2.88%	PIK	03/2032	5,236	5,161	0.5	5,236
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(i)	9.05%				09/2030	13,107	12,802	1.3	13,107
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	4.75%		N/A(6)				10/2029	—	(32)	—	—
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(i)	9.05%				09/2030	1,145	1,135	0.1	1,145
GTY Technology Holdings, Inc.*(24)	One stop	SF +	6.63%	(i)	6.80%	cash/	4.13%	PIK	07/2029	4,381	4,337	0.4	4,381
GTY Technology Holdings, Inc.*(24)	One stop	SF +	6.63%	(i)	6.80%	cash/	4.13%	PIK	07/2029	2,864	2,831	0.3	2,864
GTY Technology Holdings, Inc.*(24)	One stop	SF +	6.63%	(i)	6.80%	cash/	4.13%	PIK	07/2029	524	522	0.1	524
GTY Technology Holdings, Inc.	One stop	SF +	6.00%	(a)(i)	10.96%				07/2029	473	457	0.1	473
GTY Technology Holdings, Inc.(24)	One stop	SF +	6.63%	(i)	6.82%	cash/	4.13%	PIK	07/2029	1,613	1,582	0.2	1,613
GTY Technology Holdings, Inc.*(24)	One stop	SF +	6.63%	(i)	6.76%	cash/	4.13%	PIK	07/2029	689	684	0.1	689
GTY Technology Holdings, Inc.#(24)	One stop	SF +	6.63%	(i)	6.82%	cash/	4.13%	PIK	07/2029	8,536	8,419	0.9	8,536
Gurobi Optimization, LLC(5)	One stop	SF +	4.50%		N/A(6)				09/2031	—	(10)	—	—
Gurobi Optimization, LLC^	One stop	SF +	4.50%	(i)	8.80%				09/2031	13,014	12,899	1.3	13,014
Hornet Security Holding GMBH#(7)(8)(18)	One stop	E +	4.75%	(d)	7.21%				02/2031	5,311	4,813	0.5	5,364
Hornet Security Holding GMBH#(7)(8)(18)	One stop	E +	4.75%	(d)	7.21%				02/2031	3,540	3,208	0.4	3,575
Hornet Security Holding GMBH(7)(8)(18)	One stop	E +	4.75%	(b)	6.64%				08/2030	86	70	—	86
Hornet Security Holding GMBH(7)(8)(18)	One stop	E +	4.75%	(d)	6.80%				02/2031	736	703	0.1	753
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025

(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hyland Software, Inc.*^	One stop	SF +	5.00%	(h)	9.33%				09/2030	$24,527	$24,251	2.5%	$24,527
Hyland Software, Inc.(5)	One stop	SF +	5.00%		N/A(6)				09/2029	—	(1)	—	—
Icefall Parent, Inc.#	One stop	SF +	5.75%	(i)	10.03%				01/2030	22,609	22,265	2.3	22,609
Icefall Parent, Inc.(5)	One stop	SF +	5.75%		N/A(6)				01/2030	—	(33)	—	—
ICIMS, Inc.^(24)	One stop	SF +	5.75%	(i)	10.03%				08/2028	5,814	5,766	0.6	5,523
ICIMS, Inc.	One stop	SF +	5.75%	(i)	10.03%				08/2028	24	23	—	16
IQN Holding Corp. ^(24)	One stop	SF +	5.75%	(i)	6.96%	cash/	3.13%	PIK	05/2029	1,466	1,459	0.2	1,459
IQN Holding Corp.	One stop	SF +	5.25%	(i)	9.58%				05/2028	81	80	—	80
IQN Holding Corp. (24)	One stop	SF +	5.75%	(i)	6.93%	cash/	3.13%	PIK	05/2029	1,548	1,533	0.2	1,541
IQN Holding Corp. (5)	One stop	SF +	5.75%		N/A(6)				05/2029	—	—	—	(2)
Island Bidco AB#(7)(8)(14)(24)	One stop	E +	7.25%	(d)	2.04%	cash/	7.25%	PIK	07/2028	785	696	0.1	785
Island Bidco AB#(7)(14)(24)	One stop	SF +	7.00%	(j)	7.67%	cash/	3.50%	PIK	07/2028	321	320	—	321
Island Bidco AB(7)(14)	One stop	SF +	6.50%	(j)	10.77%				07/2028	25	25	—	25
Island Bidco AB(7)(8)(14)	One stop	E +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB*(7)(14)(24)	One stop	SF +	7.00%	(j)	7.67%	cash/	3.50%	PIK	07/2028	3,214	3,202	0.3	3,214
LeadsOnline, LLC^	One stop	SF +	4.50%	(i)	8.79%				02/2028	4,919	4,837	0.5	4,919
LeadsOnline, LLC^	One stop	SF +	4.50%	(i)	8.79%				02/2028	868	854	0.1	868
LeadsOnline, LLC(5)	One stop	SF +	4.50%		N/A(6)				02/2028	—	(1)	—	—
LeadsOnline, LLC^	One stop	SF +	4.50%	(i)	8.80%				02/2028	597	595	0.1	597
Lighthouse Bidco GMBH(5)(7)(8)(18)	One stop	E +	5.00%		N/A(6)				06/2031	—	(2)	—	—
Lighthouse Bidco GMBH#(7)(8)(18)	One stop	E +	5.00%	(c)	6.98%				12/2031	1,425	1,254	0.1	1,425
Lighthouse Bidco GMBH(5)(7)(8)(18)	One stop	E +	5.00%		N/A(6)				12/2031	—	(7)	—	—
LogicMonitor, Inc.(5)	One stop	SF +	5.50%		N/A(6)				11/2031	—	(10)	—	—
LogicMonitor, Inc.#	One stop	SF +	5.50%	(i)	9.78%				11/2031	14,298	14,216	1.4	14,298
Metatiedot Bidco Oy & Metatiedot US, LLC(5)(7)(8)(13)	One stop	E +	5.25%		N/A(6)				11/2030	—	(11)	—	—
Metatiedot Bidco Oy & Metatiedot US, LLC#(7)(8)(13)	One stop	E +	5.25%	(c)	7.26%				11/2031	4,610	4,078	0.5	4,610
Metatiedot Bidco Oy & Metatiedot US, LLC(7)(8)(13)	One stop	E +	5.25%	(c)	7.26%				11/2031	37	24	—	37
Metatiedot Bidco Oy & Metatiedot US, LLC#(7)(13)	One stop	SF +	5.25%	(i)	9.58%				11/2031	2,931	2,890	0.3	2,931
MYOB Invest Co Pty Ltd#(7)(8)(10)	One stop	A +	5.50%	(e)	9.21%				06/2030	25,537	24,949	2.5	25,282
Navex TopCo, Inc.^	One stop	SF +	5.25%	(h)	9.57%				11/2030	28,319	27,881	2.8	28,319
Navex TopCo, Inc.(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(34)	—	—
Onit, Inc.^	One stop	SF +	4.75%	(i)	9.03%				01/2032	1,448	1,435	0.1	1,448
Onit, Inc.(5)	One stop	SF +	4.75%		N/A(6)				01/2032	—	(2)	—	—
Onit, Inc.(5)	One stop	SF +	4.75%		N/A(6)				01/2032	—	(3)	—	—
Orsay Bidco 1 B.V. and Sky Group Holding B.V.(7)(8)(17)	One stop	E +	5.00%	(c)	6.98%				11/2029	101	83	—	101
Orsay Bidco 1 B.V. and Sky Group Holding B.V.(7)(8)(17)	One stop	E +	5.75%	(c)	7.73%				11/2029	3,196	2,866	0.3	3,220
Panzura, LLC(24)	One stop	N/A			4.00%	cash/	11.00%	PIK	08/2027	64	61	—	58
Pineapple German Bidco GMBH(7)(8)(18)(24)	One stop	E +	5.25%	(c)	7.19%				01/2031	7,307	6,631	0.7	7,216
Pineapple German Bidco GMBH(5)(7)(8)(18)	One stop	E +	5.25%		N/A(6)				01/2031	—	(22)	—	(47)
Pineapple German Bidco GMBH(7)(8)(18)(24)	One stop	E +	5.25%	(c)	7.19%				01/2031	501	451	—	495
Pineapple German Bidco GMBH(7)(8)(18)(24)	One stop	E +	5.50%	(c)	7.44%				01/2031	2,265	2,033	0.2	2,236
Pineapple German Bidco GMBH(7)(8)(18)(24)	One stop	E +	5.50%	(c)	7.44%				01/2031	377	322	—	360
Pineapple German Bidco GMBH(7)(18)(24)	One stop	SF +	5.25%	(i)	9.54%				01/2031	1,065	1,055	0.1	1,051
Pineapple German Bidco GMBH(7)(18)(24)	One stop	SF +	5.25%	(i)	9.54%				01/2031	491	481	—	485
PING Identity Holding Corp.^	One stop	SF +	4.75%	(i)	9.05%				10/2029	2,196	2,171	0.2	2,196
PING Identity Holding Corp.(5)	One stop	SF +	4.75%		N/A(6)				10/2028	—	(1)	—	—
Quant Buyer, Inc.^	One stop	SF +	5.25%	(i)	9.58%				06/2029	6,412	6,376	0.6	6,412
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025

(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Quant Buyer, Inc.^	One stop	SF +	5.25%	(i)	9.56%				06/2029	$8,944	$8,880	0.9%	$8,944
Quant Buyer, Inc.	One stop	SF +	5.25%	(i)	9.58%				06/2029	85	84	—	85
Quant Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(53)	—	—
Quant Buyer, Inc.^	One stop	SF +	5.25%	(i)	9.58%				06/2029	1,382	1,369	0.1	1,382
Rainforest Bidco Limited#(7)(8)(9)(24)	One stop	SN +	6.05%	(f)	7.72%	cash/	2.55%	PIK	07/2029	808	691	0.1	804
Rainforest Bidco Limited(7)(9)	One stop	SF +	4.00%	(g)	8.29%				07/2029	1,816	1,816	0.2	1,816
Rainforest Bidco Limited#(7)(9)(24)	One stop	SF +	6.05%	(g)	7.79%	cash/	2.55%	PIK	07/2029	139	138	—	138
Rainforest Bidco Limited#(7)(8)(9)(24)	One stop	SN +	6.05%	(f)	7.72%	cash/	2.55%	PIK	07/2029	59	51	—	59
Rainforest Bidco Limited(7)(8)(9)(24)	One stop	SN +	6.80%	(f)	8.22%	cash/	2.80%	PIK	07/2029	4,125	3,610	0.4	4,125
Templafy APS and Templafy, LLC*(7)(16)	One stop	SF +	6.00%	(h)	10.43%				07/2028	543	535	0.1	543
Templafy APS and Templafy, LLC(7)(16)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(h)	9.33%				05/2031	636	606	0.1	594
Togetherwork Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				05/2031	—	(20)	—	(31)
Togetherwork Holdings, LLC^	One stop	SF +	5.00%	(h)	9.33%				05/2031	25,396	25,210	2.5	25,142
Transform Bidco Limited(5)(7)(9)	One stop	SF +	7.00%		N/A(6)				06/2030	—	(13)	—	—
Transform Bidco Limited#(7)(9)	One stop	SF +	6.50%	(i)	10.76%				01/2031	9,098	8,968	0.9	9,098
Transform Bidco Limited(5)(7)(9)	One stop	SF +	7.00%		N/A(6)				01/2031	—	(14)	—	—
Transform Bidco Limited(7)(8)(9)	One stop	A +	6.25%	(e)	10.01%				01/2031	758	744	0.1	758
Transform Bidco Limited(7)(8)(9)	One stop	SN +	6.25%	(f)	10.47%				01/2031	122	114	—	123
Transform Bidco Limited#(7)(9)	One stop	SF +	6.50%	(i)	10.76%				01/2031	1,252	1,229	0.1	1,252
Transform Bidco Limited(5)(7)(9)	One stop	SF +	6.50%		N/A(6)				01/2031	—	(10)	—	—
Tricentis Operations Holdings, Inc.(5)	One stop	SF +	5.50%		N/A(6)				02/2032	—	(10)	—	—
Tricentis Operations Holdings, Inc.#(24)	One stop	SF +	6.25%	(i)	5.68%	cash/	4.88%	PIK	02/2032	16,500	16,423	1.7	16,500
Tricentis Operations Holdings, Inc.(5)	One stop	SF +	5.50%		N/A(6)				02/2032	—	(15)	—	—
Vantage Bidco GMBH*(7)(8)(18)(24)	One stop	E +	6.25%	(c)	8.23%				04/2031	8,164	7,305	0.8	8,164
Vantage Bidco GMBH(5)(7)(8)(18)	One stop	E +	6.25%		N/A(6)				10/2030	—	(16)	—	—
Varinem German Midco GMBH*(7)(8)(18)	One stop	E +	5.25%	(d)	7.84%				07/2031	6,909	6,341	0.7	6,926
Varinem German Midco GMBH(7)(8)(18)	One stop	E +	5.00%	(c)	7.35%				07/2031	1,839	1,696	0.2	1,839
Viper Bidco, Inc.#(7)(8)	One stop	SN +	5.00%	(f)	9.22%				11/2031	10,196	9,305	1.0	10,196
Viper Bidco, Inc.#^	One stop	SF +	5.00%	(i)	9.30%				11/2031	20,278	20,186	2.0	20,278
Viper Bidco, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(9)	—	—
Viper Bidco, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(12)	—	—
Zendesk, Inc.	One stop	SF +	5.00%	(i)	9.32%				11/2028	748	742	0.1	748
Zendesk, Inc.	One stop	SF +	5.00%		N/A(6)				11/2028	—	—	—	—
Zendesk, Inc.^	One stop	SF +	5.00%	(i)	9.32%				11/2028	9,737	9,629	1.0	9,737
										529,886	516,776	53.1	528,698
Specialty Retail
Biscuit Parent, LLC^	One stop	SF +	4.75%	(i)	9.05%				02/2031	17,543	17,435	1.8	17,543
Biscuit Parent, LLC(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(33)	—	—
Biscuit Parent, LLC	One stop	SF +	4.75%		N/A(6)				02/2031	—	—	—	—
Cavender Stores L.P.^	Senior secured	SF +	5.00%	(i)	9.30%				10/2029	24,625	24,449	2.5	24,625
CVP Holdco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(11)	—	—
CVP Holdco, Inc.*^	One stop	SF +	4.75%	(h)	9.08%				06/2031	11,983	11,881	1.2	11,983
CVP Holdco, Inc.	One stop	SF +	4.75%	(h)	9.07%				06/2031	652	639	0.1	652
Consilio Midco Limited#(7)(8)(9)	Senior secured	E +	4.75%	(c)	6.73%				04/2032	4,855	4,663	0.5	4,831
Consilio Midco Limited#(7)(9)	Senior secured	SF +	4.75%	(i)	9.05%				04/2032	3,938	3,919	0.4	3,918
Consilio Midco Limited#(7)(9)	Senior secured	SF +	4.75%	(i)	9.05%				04/2032	2,427	2,415	0.2	2,415
Consilio Midco Limited(5)(7)(9)	Senior secured	SF +	4.75%		N/A(6)				04/2032	—	—	—	(7)
Consilio Midco Limited(5)(7)(9)	Senior secured	SF +	4.75%		N/A(6)				04/2032	—	—	—	(5)
Consilio Midco Limited(7)(9)	Subordinated debt	SF +	7.50%	(j)	11.64%				04/2033	1,691	1,678	0.2	1,678
Consilio Midco Limited(7)(8)(9)	Subordinated debt	E +	7.50%	(d)	9.71%				04/2033	1,358	1,301	0.2	1,348
Consilio Midco Limited(5)(7)(9)	Subordinated debt	SF +	4.75%		N/A(6)				04/2033	—	—	—	(6)
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025

(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Metal Supermarkets US Buyer, LLC^(7)(11)	One stop	SF +	4.75%	(j)	8.97%				12/2030	$3,096	$3,082	0.3%	$3,096
Metal Supermarkets US Buyer, LLC(5)(7)(11)	One stop	SF +	4.75%		N/A(6)				12/2030	—	(2)	—	—
PetVet Care Centers LLC^	One stop	SF +	6.00%	(h)	10.33%				11/2030	12,836	12,640	1.2	12,066
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(28)	—	(102)
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(13)	—	—
Radiance Borrower, LLC	One stop	SF +	5.25%	(h)	9.58%				06/2031	182	168	—	182
Radiance Borrower, LLC^(24)	One stop	SF +	5.75%	(h)	7.33%	cash/	2.75%	PIK	06/2031	19,353	19,231	1.9	19,353
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	4,379	4,348	0.5	4,401
Salon Lofts Group, LLC(24)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	661	656	0.1	666
Salon Lofts Group, LLC(24)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	597	592	0.1	604
Salon Lofts Group, LLC	Senior secured	SF +	5.25%	(i)	9.55%				08/2028	642	639	0.1	642
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	293	291	—	294
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	286	284	—	288
Salon Lofts Group, LLC(24)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	171	166	—	173
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	227	225	—	228
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	94	94	—	95
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	131	128	—	131
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	72	71	—	72
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	66	66	—	67
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	418	414	—	420
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	524	519	0.1	526
Salon Lofts Group, LLC(24)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	351	348	—	353
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	129	128	—	130
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	88	87	—	88
Salon Lofts Group, LLC(24)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	33	32	—	33
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	450	447	0.1	452
Salon Lofts Group, LLC(5)(24)	Second lien	SF +	9.00%		N/A(6)				09/2029	—	(15)	—	24
Salon Lofts Group, LLC(24)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	128	127	—	129
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	141	141	—	142
Salon Lofts Group, LLC(5)	Senior secured	SF +	5.25%		N/A(6)				08/2028	—	(7)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	205	203	—	206
Salon Lofts Group, LLC(24)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	1,344	1,334	0.1	1,361
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.^(7)(11)	One stop	SF +	5.25%	(i)	9.55%				12/2029	1,729	1,710	0.2	1,712
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(7)(11)	One stop	SF +	5.25%	(i)	9.55%				12/2028	399	393	—	391
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(7)(11)	One stop	SF +	5.25%	(i)	9.55%				12/2029	69	66	—	66
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.*(7)(8)(11)	One stop	CA +	5.25%	(k)	7.93%				12/2029	7,184	7,073	0.7	7,112
										125,350	123,974	12.5	124,376
Transportation Infrastructure
LDS Intermediate Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				02/2032	—	(12)	—	—
LDS Intermediate Holdings, LLC^	One stop	SF +	5.00%	(h)	9.33%				02/2032	13,286	13,208	1.3	13,286
LDS Intermediate Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				02/2032	—	(16)	—	—
										13,286	13,180	1.3	13,286
Water Utilities
Vessco Midco Holdings, LLC^	One stop	SF +	4.75%	(h)(j)	9.05%				07/2031	1,523	1,510	0.2	1,523
Vessco Midco Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2031	—	(1)	—	—
Vessco Midco Holdings, LLC	One stop	SF +	4.75%	(h)(j)	9.04%				07/2031	198	196	—	198
										1,721	1,705	0.2	1,721

Total debt investments										1,869,392	1,835,925	187.2	1,864,914

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025

(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(21)(22)
Aerospace & Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		02/2023	N/A	40	$399	—%	$260

Air Freight & Logistics
RJW Group Holdings, Inc.	LP units	N/A	N/A		11/2024	N/A	1,172	1,172	0.1	1,265

Auto Components
Arnott, LLC	LP units	N/A	N/A		12/2024	N/A	—	94	—	95

Automobiles
CAP-KSI Holdings, LLC	LP units	N/A	N/A		06/2024	N/A	571	—	—	111
CAP-KSI Holdings, LLC	Preferred stock	N/A	N/A		06/2024	N/A	571	571	0.1	622
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		07/2022	N/A	1	77	—	145
Quick Quack Car Wash Holdings, LLC	LP units	N/A	N/A		06/2024	N/A	3,673	3,673	0.5	4,614
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A		06/2024	N/A	727	727	0.1	876
Yorkshire Parent, Inc.	LP units	N/A	N/A		12/2023	N/A	—	131	—	141
								5,179	0.7	6,509
Beverages
Spindrift Beverage Co. Inc.	LP units	N/A	N/A		02/2025	N/A	2	2,164	0.3	2,368

Commercial Services & Supplies
CHA Vision Holdings, Inc.	LP units	N/A	N/A		01/2024	N/A	—	110	—	136

Diversified Consumer Services
CHVAC Services Investment, LLC	Common stock	N/A	N/A		05/2024	N/A	95	240	0.1	398
DP Flores Holdings, LLC	LLC units	N/A	N/A		09/2022	N/A	88	70	—	139
HS Spa Holdings, Inc.	Common stock	N/A	N/A		05/2022	N/A	78	78	—	68
NSG Buyer, Inc. (7)	LP units	N/A	N/A		11/2022	N/A	1	953	0.1	1,335
Virginia Green Acquisition, LLC	LP units	N/A	N/A		12/2023	N/A	96	96	—	108
								1,437	0.2	2,048
Electric Utilities
Smart Energy Systems, Inc.	Warrant	N/A	N/A		01/2025	N/A	5	26	—	101

Electrical Equipment
Wildcat TopCo, Inc.	LP units	N/A	N/A		12/2024	N/A	135	135	—	151

Food Products
Zullas, L.C.	LP units	N/A	N/A		06/2025	N/A	1	564	0.1	564

Healthcare Technology
Amberfield Acquisition Co.	LLC units	N/A	N/A		05/2024	N/A	404	404	—	409
Modernizing Medicine, Inc.(23)	Preferred stock	N/A	0.13	Non-Cash	04/2025	N/A	5	4,560	0.5	4,458
								4,964	0.5	4,867
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025

(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
PB Group Holdings, LLC	LP units	N/A			N/A		08/2024	N/A	99	$228	—%	$271
Rooster BidCo Limited(7)(9)	Preferred stock	N/A			N/A		03/2025	N/A	364	376	0.1	376
										604	0.1	647
Insurance
Oakbridge Insurance Agency LLC	LP units	N/A			N/A		11/2023	N/A	5	98	—	127

IT Services
Critical Start, Inc.	Common stock	N/A			N/A		05/2022	N/A	38	38	—	17
Netwrix Corporation	LLC units	N/A			N/A		06/2022	N/A	11	21	—	28
										59	—	45
Leisure Products
Movement Holdings, LLC(7)(9)	LLC units	N/A			N/A		03/2024	N/A	—	421	—	301

Life Sciences Tools & Services
Celerion Buyer, Inc.(23)	LP units	N/A			N/A		11/2022	N/A	446	373	—	305
Celerion Buyer, Inc.	LP units	N/A			N/A		11/2022	N/A	446	—	0.1	1,066
										373	0.1	1,371
Pharmaceuticals
Creek Parent, Inc.	LP interest	N/A			N/A		12/2024	N/A	905	905	0.1	979

Professional Services
Eclipse Buyer, Inc.(23)	Preferred stock	N/A			12.50%	Non-Cash	09/2024	N/A	—	1,594	0.2	1,622

Software
Anaplan, Inc.	LP interest	N/A			N/A		06/2022	N/A	890	890	0.2	1,387
CB Buyer, Inc.	LP units	N/A			N/A		07/2024	N/A	228	228	—	156
Cynet Security Ltd.(7)(15)	Preferred stock	N/A			N/A		08/2022	N/A	23	81	—	113
Denali Bidco Limited(7)(9)	LP interest	N/A			N/A		08/2023	N/A	85	110	—	203
Energy Worldnet, LLC(23)	LLC units	N/A			N/A		02/2025	N/A	50	52	—	52
GTY Technology Holdings, Inc.	LP units	N/A			N/A		07/2022	N/A	60	60	—	138
Gurobi Optimization, LLC	Common stock	N/A			N/A		09/2024	N/A	—	183	—	200
Kaseya Inc.(23)	Preferred stock	SF +	10.75%	(i)	14.92%	Non-Cash	06/2022	N/A	1	777	0.1	806
Kaseya Inc.	LP interest	N/A			N/A		06/2022	N/A	50	50	—	57
LogicMonitor, Inc.	LP interest	N/A			N/A		12/2024	N/A	250	250	—	266
Menlo Ridgeview Co-Invest, LLC	LLC interest	N/A			N/A		05/2025	N/A	359	365	0.1	365
Onit, Inc.	Warrant	N/A			N/A		02/2023	N/A	—	6	—	8
Panzura, LLC	LLC units	N/A			N/A		03/2025	N/A	1	4	—	—
StrongDM, Inc.	Preferred stock	N/A			N/A		05/2025	N/A	164	871	0.1	871
Templafy APS and Templafy, LLC(7)(16)	Warrant	N/A			N/A		07/2022	N/A	—	8	—	5
Togetherwork Holdings, LLC	Preferred stock	N/A			N/A		07/2024	N/A	272	1,188	0.1	1,154
Transform Bidco Limited(7)(9)	LP interest	N/A			N/A		04/2025	N/A	894	894	0.1	894
Tricentis Operations Holdings, Inc.	LP interest	N/A			N/A		02/2025	N/A	40	40	—	42
Zendesk, Inc.	LP units	N/A			N/A		11/2022	N/A	22	218	—	215
										6,275	0.7	6,932
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025

(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Metal Supermarkets US Buyer, LLC(7)(11)	LLC units	N/A	N/A		12/2024	N/A	—	—	—	—
Metal Supermarkets US Buyer, LLC(7)(11)	Preferred stock	N/A	N/A		12/2024	N/A	1	93	—	93
Salon Lofts Group, LLC	LP units	N/A	N/A		08/2022	N/A	—	116	—	87
								209	—	180

Total equity investments								26,782	3.1	30,568

Total investments								1,862,707	190.3	1,895,482

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)			4.16%	(25)				$253,823	25.5%	$253,823
Total money market funds								253,823	25.5	253,823
Total investments and money market funds								$2,116,530	215.8%	$2,149,305
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025

(Dollar and share amounts in thousands)

*	Denotes that all or a portion of the investment collateralizes the DB Credit Facility (as defined in Note 8).
#	Denotes that all or a portion of the investment collateralizes the BNP Credit Facility (as defined in Note 8).
^	Denotes that all or a portion of the investment collateralizes the notes offered in the 2025 Debt Securitization (as defined in Note 8).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Prime (“P”), Australian Interbank Rate (“AUD” or “A”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or the Sterling Overnight Index Average (“SONIA” or “SN”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of June 30, 2025. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of June 30, 2025, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2025, as the loan could have priced or repriced based on an index rate prior to June 30, 2025.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 7.50% as of June 30, 2025.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 1.93% as of June 30, 2025.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 1.94% as of June 30, 2025.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.04% as of June 30, 2025.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 3.60% as of June 30, 2025.
(f) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.22% as of June 30, 2025.
(g) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 4.45% as of June 30, 2025.
(h) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 4.32% as of June 30, 2025.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 4.29% as of June 30, 2025.
(j) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 4.15% as of June 30, 2025.
(k) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 2.68% as of June 30, 2025.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2025.
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
(6)The entire commitment was unfunded as of June 30, 2025. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, total non-qualifying assets at fair value represented 12.5% of the Company’s total assets calculated in accordance with the 1940 Act.
(8)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2.
(9)The headquarters of this portfolio company is located in the United Kingdom.
(10)The headquarters of this portfolio company is located in Australia.
(11)The headquarters of this portfolio company is located in Canada.
(12)The headquarters of this portfolio company is located in Luxembourg.
(13)The headquarters of this portfolio company is located in Finland.
(14)The headquarters of this portfolio company is located in Sweden.
(15)The headquarters of this portfolio company is located in Israel.
(16)The headquarters of this portfolio company is located in Denmark.
(17)The headquarters of this portfolio company is located in Netherlands.
(18)The headquarters of this portfolio company is located in Germany.
(19)The headquarters of this portfolio company is located in France.
(20)The headquarters of this portfolio company is located in Jersey.
(21)Equity investments are non-income producing securities, unless otherwise noted.
(22)Ownership of certain equity investments occurs through a holding company or partnership.
(23)The Company holds an equity investment that is income producing.
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025

(Dollar and share amounts in thousands)
(24)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the nine months ended June 30, 2025.
(25)The rate shown is the annualized seven-day yield as of June 30, 2025.
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
Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, Golub Capital 4 Holdings LLC, Golub Capital BDC 4 Funding LLC (“GBDC 4 Funding”), GBDC 4 Funding II LLC (“GBDC 4 Funding II”), GBDC 4 Funding III LLC (“GBDC 4 Funding III”), Golub Capital 4 Holdings Coinvest, Inc., Golub Capital BDC 4 CLO 1 LLC (“2025 Issuer”) and Golub Capital BDC 4 CLO 1 Depositor LLC (“GBDC 4 CLO 1 Depositor”) in its consolidated financial statements.
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
Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three and nine months ended June 30, 2025, the Company received Loan Origination Fees that were capitalized of $1,706 and $6,085, respectively. For the three and nine months ended June 30, 2024, the Company received Loan Origination Fees that were capitalized of $3,992 and $13,240, respectively. For the three and nine months ended June 30, 2025, interest income included $1,285 and $3,722, respectively, of Discount Amortization. For the three and nine months ended June 30, 2024, interest income included $727 and $1,754, respectively, of Discount Amortization.
For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2025, investment income included $2,449 and $7,020, respectively, of PIK interest and the Company capitalized PIK interest of $2,412 and $6,973, respectively, into the principal balance of certain debt investments. For the three and nine months ended June 30, 2024, investment income included $1,655 and $4,038, respectively, of PIK interest and the Company capitalized PIK interest of $1,423 and $3,815, respectively, into the principal balance of certain debt investments.
In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the three and nine months ended June 30, 2025, fee income included $127 and $151 from non-recurring prepayment premiums, respectively. For the three and nine months ended June 30, 2024, fee income included $20 and $39 from non-recurring prepayment premiums, respectively. All other income is recorded into income when earned.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2025, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $35,166 and $112,228, respectively. For the three and nine months ended June 30, 2024, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $22,508 and $51,983, respectively.
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
For the three and nine months ended June 30, 2025, the Company recognized PIK and non-cash dividend income of $179 and $387, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and nine months ended June 30, 2024, the Company recognized PIK and non-cash dividend income of $45 and $120, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three months ended June 30, 2025, the Company did not record any cash payments of accrued and capitalized preferred dividends. For the nine months ended June 30, 2025, the Company received $170 of cash payments of accrued and capitalized preferred dividends. For the three and nine months ended June 30, 2024, the Company received no cash payments of accrued and capitalized preferred dividends.
Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended June 30, 2025, the Company recorded dividend income received in cash of $2 and received less than $1 of return of capital distributions in cash. For the nine months ended June 30, 2025, the Company recorded dividend income received in cash of $69 and return of capital distributions received in cash of $91. For the three and nine months ended June 30, 2024, the Company did not record any dividend income received in cash and did not receive any return of capital distributions in cash.
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
Non-accrual loans: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of June 30, 2025 and September 30, 2024, the Company had no portfolio company investments on non-accrual status.

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
Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2025, the Company did not record any U.S. federal excise tax expense. For the three months ended June 30, 2024, the Company did not record any U.S. federal excise tax expense. For the nine months ended June 30, 2024, the Company recorded $25 for U.S. federal excise tax expense.
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2025. The Company’s tax returns for the 2022 through 2024 tax years remain subject to examination by U.S. federal and most state tax authorities.
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
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2025 and September 30, 2024, the Company had deferred debt issuance costs of $9,322 and $7,871, respectively. These amounts are amortized and included in “Interest and other debt financing expenses” in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2025, was $1,149 and $3,070, respectively. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2024, was $441 and $931, respectively.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three and nine months ended June 30, 2025, the Company amortized $0 and $68, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations. For the three and nine months ended June 30, 2024, the Company amortized $34 and $100, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of June 30, 2025 and September 30, 2024, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of June 30, 2025		As of September 30, 2024
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 4 Stockholders	$1,523,641	$968,701	$1,032,820	$635,966
As of June 30, 2025 and September 30, 2024, the ratio of total contributed capital to total capital subscriptions was 63.6% and 61.6%, respectively, and the Company had uncalled capital commitments of $554,940 and $396,854, respectively.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table summarizes the shares of GBDC 4 common stock issued for the nine months ended June 30, 2025 and 2024:

	Date	Shares Issued	NAV per share	Proceeds
Shares issued for the nine months ended June 30, 2024
Issuance of shares	10/27/23	4,433,368.360	$15.00	$66,501
Issuance of shares	11/28/23	2,849,722.599	15.00	42,746
Issuance of shares	12/29/23	1,899,815.000	15.00	28,498
Issuance of shares	02/12/24	2,952,472.599	15.00	44,287
Issuance of shares	03/25/24	2,952,472.599	15.00	44,287
Issuance of shares	05/30/24	3,054,472.599	15.00	45,817
Issuance of shares	06/24/24	3,054,472.599	15.00	45,817
Shares issued for capital drawdowns		21,196,796.355		$317,953
Issuance of shares	11/21/23	38,883.631	$15.00	$583
Issuance of shares	12/27/23	67,391.724	15.00	1,011
Issuance of shares	02/20/24	53,724.497	15.00	806
Issuance of shares	03/19/24	49,685.776	15.00	745
Issuance of shares	05/21/24	197,881.153	15.00	2,968
Issuance of shares	06/18/24	47,465.823	15.00	712
Shares issued through DRIP		455,032.604		$6,825

Shares issued for the nine months ended June 30, 2025
Issuance of shares	12/23/24	6,725,731.752	$15.00	$100,886
Issuance of shares	01/13/25	502,802.331	15.00	7,542
Issuance of shares	03/25/25	4,565,389.866	15.00	68,480
Issuance of shares	04/17/25	1,529,106.000	15.00	22,937
Issuance of shares	06/16/25	8,859,307.154	15.00	132,890
Shares issued for capital drawdowns		22,182,337.103		$332,735
Issuance of shares	11/19/24	204,508.932	$15.00	$3,068
Issuance of shares	12/18/24	72,984.041	15.00	1,095
Issuance of shares	01/08/25	85,661.548	15.00	1,285
Issuance of shares	02/18/25	112,987.679	15.00	1,695
Issuance of shares	03/18/25	86,219.253	15.00	1,293
Issuance of shares	05/21/25	214,537.819	15.00	3,218
Issuance of shares	06/17/25	91,704.662	15.00	1,376
Shares issued through DRIP		868,603.934		$13,030
Note 4. Related Party Transactions
Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Board most recently re-approved the Investment Advisory Agreement in May 2025. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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
For the three and nine months ended June 30, 2025, the base management fee incurred by the Company was $6,085 and $16,494, respectively, and the base management fee irrevocably waived by the Investment Adviser was $3,872 and $10,495, respectively. For the three and nine months ended June 30, 2024, the base management fee incurred by the Company was $3,310 and $7,558, respectively, and the base management fee irrevocably waived by the Investment Adviser was $2,106 and $4,810, respectively.
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
For the three and nine months ended June 30, 2025, the Income Incentive Fee incurred was $5,101 and $13,908, respectively. For the three and nine months ended June 30, 2024, the Income Incentive Fee incurred was $3,151 and $7,612, respectively.
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Investment Adviser has agreed to irrevocably waive all Income Incentive Fees payable pursuant to the Investment Advisory Agreement for periods ending prior to April 1, 2024 (the “Waiver Period”). For the three and nine months ended June 30, 2025, the Income Incentive Fee irrevocably waived by the Investment Adviser was $2,551 and $6,954, respectively. For the three and nine months ended June 30, 2024, the Income Incentive Fee irrevocably waived by the Investment Adviser was $1,576 and $6,037, respectively.
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
For the three and nine months ended June 30, 2025 and 2024, the Company did not accrue a Capital Gain Incentive Fee. As of both June 30, 2025 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to June 30, 2025.

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
For the three months ended June 30, 2025, the Company recorded a reversal of the capital gain incentive fee under GAAP of $165. For the nine months ended June 30, 2025, the Company accrued a capital gain incentive fee under GAAP of $241. For both the three and nine months ended June 30, 2024, the Company accrued a capital gain incentive fee under GAAP of $1,178. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of June 30, 2025, there was $1,121 of cumulative accrual for capital gain incentive fee under GAAP included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition. As of September 30, 2024, there was $880 of cumulative accrual for capital gain incentive fee under GAAP included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition.
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
As of June 30, 2025 and September 30, 2024, included in accounts payable and other liabilities is $577 and $355, respectively, for accrued allocated shared services under the Administration Agreement.
Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through April 1, 2022 and has incurred $166 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2021.
The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of both June 30, 2025 and September 30, 2024, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $304.
The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2025 were $403 and $1,245, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2024 were $278 and $909, respectively. As of June 30, 2025 and September 30, 2024, included in accounts payable and other liabilities were $692 and $308, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.
On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $100,000. As of June 30, 2025, GGP Class B-P, LLC has an aggregate commitment of $100,011. As of June 30, 2025, the Company had issued 6,667,366.664 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $100,011 and has also issued 139,172.373 shares to GGP Class B-P, LLC through the DRIP.
The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of June 30, 2025, permits the Company to borrow a maximum of $100,000 and expires on March 26, 2028. Refer to Note 8 for discussion of the Adviser Revolver.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 5. Investments
Investments as of June 30, 2025 and September 30, 2024 consisted of the following:

	As of June 30, 2025			As of September 30, 2024
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$63,388	$62,731	$63,317	$39,377	$38,960	$39,358
One stop	1,795,402	1,762,807	1,790,966	1,254,102	1,232,741	1,250,206
Second lien	6,543	6,479	6,601	4,446	4,373	4,446
Subordinated debt	4,059	3,908	4,030	929	897	921
Equity	N/A	26,782	30,568	N/A	14,541	16,070
Total	$1,869,392	$1,862,707	$1,895,482	$1,298,854	$1,291,512	$1,311,001

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

	As of June 30, 2025			As of September 30, 2024
Amortized Cost:
United States
Midwest	$362,658	19.5%		$260,483	20.2%
West	361,416	19.4		256,337	19.8
Southeast	304,838	16.4		205,574	15.9
Southwest	250,000	13.4		149,845	11.6
Mid-Atlantic	220,027	11.8		199,479	15.4
Northeast	134,305	7.2		130,402	10.1
United Kingdom	88,244	4.7		40,106	3.1
Germany	47,369	2.6		39,463	3.1
Canada	28,884	1.6		—	—
Australia	24,949	1.3		—	—
Jersey	20,426	1.1		—	—
Finland	6,981	0.4		—	—
Sweden	5,192	0.3		4,919	0.4
Netherlands	4,244	0.2		1,256	0.1
France	2,241	0.1		2,013	0.2
Denmark	543	0.0	*	541	0.0	*
Luxembourg	309	0.0	*	1,013	0.1
Israel	81	0.0	*	81	0.0	*
Total	$1,862,707	100.0%		$1,291,512	100.0%

Fair Value:
United States
Midwest	$369,803	19.5%		$264,441	20.2%
West	365,000	19.3		260,330	19.9
Southeast	308,234	16.3		207,853	15.8
Southwest	252,556	13.3		151,420	11.5
Mid-Atlantic	223,191	11.8		201,474	15.4
Northeast	135,742	7.2		132,136	10.1
United Kingdom	91,917	4.9		42,123	3.2
Germany	52,150	2.8		41,091	3.1
Canada	29,181	1.5		—	—
Australia	25,282	1.3		—	—
Jersey	21,367	1.1		—	—
Finland	7,578	0.4		—	—
Sweden	5,386	0.3		5,064	0.4
Netherlands	4,642	0.2		1,321	0.1
France	2,461	0.1		2,072	0.2
Denmark	548	0.0	*	554	0.0	*
Luxembourg	331	0.0	*	1,016	0.1
Israel	113	0.0	*	106	0.0	*
Total	$1,895,482	100.0%		$1,311,001	100.0%
* Represents an amount less than 0.1%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of June 30, 2025 and September 30, 2024 were as follows:

	As of June 30, 2025		As of September 30, 2024
Amortized Cost:
Aerospace & Defense	$18,568	1.0%	$15,571	1.2%
Air Freight & Logistics	13,380	0.7	—	—
Auto Components	36,075	1.9	28,337	2.2
Automobiles	96,982	5.2	72,232	5.6
Banks	7,371	0.4	4,562	0.3
Beverages	26,281	1.4	18,059	1.4
Capital Markets	17,201	0.9	14,032	1.1
Chemicals	2,772	0.1	921	0.1
Commercial Services & Supplies	72,879	3.9	86,126	6.7
Construction & Engineering	17,340	0.9	9,906	0.8
Containers & Packaging	1,407	0.1	—	—
Diversified Consumer Services	129,870	7.0	100,926	7.8
Diversified Financial Services	53,860	2.9	22,989	1.8
Electric Utilities	1,883	0.1	—	—
Electrical Equipment	7,066	0.4	691	0.0 *
Electronic Equipment, Instruments & Components	5,183	0.3	5,186	0.4
Food Products	21,977	1.2	20,253	1.6
Healthcare Equipment & Supplies	27,420	1.5	25,421	2.0
Healthcare Providers & Services	84,921	4.6	35,048	2.7
Healthcare Technology	103,554	5.6	41,038	3.2
Hotels, Restaurants & Leisure	101,328	5.4	52,188	4.0
Household Products	2,727	0.1	—	—
Industrial Conglomerates	28,507	1.5	11,492	0.9
Insurance	104,013	5.6	73,366	5.7
IT Services	41,909	2.2	40,822	3.2
Leisure Products	36,545	2.0	22,166	1.7
Life Sciences Tools & Services	24,405	1.3	18,343	1.4
Machinery	30,710	1.6	27,540	2.1
Media	11,813	0.6	7,068	0.5
Oil, Gas & Consumable Fuels	16,270	0.9	15,849	1.2
Pharmaceuticals	21,822	1.2	1,013	0.1
Professional Services	34,549	1.9	25,099	1.9
Software	523,051	28.1	375,250	29.1
Specialty Retail	124,183	6.7	118,440	9.2
Transportation Infrastructure	13,180	0.7	—	—
Water Utilities	1,705	0.1	1,578	0.1
Total	$1,862,707	100.0%	$1,291,512	100.0%
* Represents an amount less than 0.1%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2025		As of September 30, 2024
Fair Value:
Aerospace & Defense	$18,888	1.0%	$16,069	1.2%
Air Freight & Logistics	13,714	0.7	—	—
Auto Components	36,490	1.9	28,779	2.2
Automobiles	99,174	5.2	73,044	5.6
Banks	7,417	0.4	4,650	0.3
Beverages	27,135	1.4	18,388	1.4
Capital Markets	17,356	0.9	14,200	1.1
Chemicals	2,787	0.2	921	0.1
Commercial Services & Supplies	73,804	3.9	87,416	6.7
Construction & Engineering	17,450	0.9	10,008	0.8
Containers & Packaging	1,410	0.1	—	—
Diversified Consumer Services	131,332	6.9	102,710	7.8
Diversified Financial Services	55,234	2.9	23,412	1.8
Electric Utilities	1,954	0.1	—	—
Electrical Equipment	7,167	0.4	706	0.1
Electronic Equipment, Instruments & Components	5,359	0.3	5,400	0.4
Food Products	22,221	1.2	20,498	1.6
Healthcare Equipment & Supplies	27,671	1.5	25,691	2.0
Healthcare Providers & Services	86,666	4.6	35,903	2.7
Healthcare Technology	104,617	5.5	41,653	3.2
Hotels, Restaurants & Leisure	101,907	5.4	52,662	4.0
Household Products	2,726	0.1	—	—
Industrial Conglomerates	30,709	1.6	11,447	0.9
Insurance	106,110	5.6	74,631	5.7
IT Services	42,175	2.2	41,300	3.2
Leisure Products	36,527	1.9	22,246	1.7
Life Sciences Tools & Services	25,731	1.4	18,972	1.4
Machinery	30,983	1.6	27,815	2.1
Media	11,847	0.6	7,154	0.5
Oil, Gas & Consumable Fuels	16,468	0.9	16,081	1.2
Pharmaceuticals	22,282	1.2	1,016	0.1
Professional Services	34,978	1.8	25,225	1.9
Software	535,630	28.3	382,061	29.1
Specialty Retail	124,556	6.6	119,368	9.1
Transportation Infrastructure	13,286	0.7	—	—
Water Utilities	1,721	0.1	1,575	0.1
Total	$1,895,482	100.0%	$1,311,001	100.0%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 6. Derivatives
The Company enters into derivatives from time to time to help mitigate its foreign currency risk exposures.
Forward Currency Contracts
The outstanding forward currency contracts as of June 30, 2025 were as follows:

As of June 30, 2025
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
SMBC Capital Markets, Inc.	€9,000	EUR	$9,922	USD	5/28/2027	$—	$(966)
						$—	$(966)
There were no outstanding forward currency contracts as of September 30, 2024.
The impact of forward currency contracts not designated as an effective hedge accounting relationship for the three and nine months ended June 30, 2025 and 2024 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Foreign exchange	$—	$—	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Foreign exchange	$(807)	$—	$(966)	$—

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and nine months ended June 30, 2025 and 2024:

Average U.S. Dollar notional outstanding	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Forward currency contracts	$9,922	$—	$9,922	$—
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
For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from SMBC, if any, is included in the Consolidated Statements of Financial Condition as other assets or other liabilities. As of June 30, 2025, there was $660 of collateral pledged for derivatives which is included in other assets on the Consolidated Statements of Financial Condition. As of September 30, 2024, there was no collateral pledged for derivatives. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the financial statements of the Company including: the location of those fair values on the Consolidated Statement of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of June 30, 2025.

As of June 30, 2025
Counterparty	Consolidated Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) /Pledged (1)	Net Amounts(2)
SMBC Capital Markets Inc.	Unrealized depreciation on forward currency contracts	$—	$(966)	$(966)	$660	$(306)
		$—	$(966)	$(966)	$660	$(306)
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the nine months ended June 30, 2025 and 2024. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.
Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both June 30, 2025 and September 30, 2024, were valued using Level 3 inputs. As of both June 30, 2025 and September 30, 2024, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs. As of June 30, 2025, all forward currency contracts were valued using Level 2 inputs.
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
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of June 30, 2025 and September 30, 2024:

As of June 30, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,864,914	$1,864,914
Equity investments(1)	—	—	30,568	30,568
Money market funds(1)(2)	253,823	—	—	253,823
Total assets, at fair value:	$253,823	$—	$1,895,482	$2,149,305
Liabilities, at fair value:
Forward currency contracts	$—	$(966)	$—	$(966)
Total liabilities, at fair value:	$—	$(966)	$—	$(966)

As of September 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,294,931	$1,294,931
Equity investments(1)	—	—	16,070	16,070
Money market funds(1)(2)	20,893	—	—	20,893
Total assets, at fair value:	$20,893	$—	$1,311,001	$1,331,894

(1) Refer to the Consolidated Schedules of Investments for further details.
(2) Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2025 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2025 was $19,418 and $23,207, respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2024 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2024 was $6,262 and $13,289, respectively.
The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2025 and 2024:

	For the nine months ended June 30, 2025
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,294,931	$16,070	$1,311,001
Net change in unrealized appreciation (depreciation) on investments	1,803	2,257	4,060
Net translation of investments in foreign currencies	9,225	—	9,225
Realized gain (loss) on translation of investments in foreign currencies	105	—	105
Fundings of (proceeds from) revolving loans, net	5,697	—	5,697
Fundings of investments	623,803	12,373	636,176
PIK interest and non-cash dividends	6,973	387	7,360
Proceeds from non-cash dividends	—	(170)	(170)
Proceeds from principal payments and sales of portfolio investments	(81,345)	(349)	(81,694)
Accretion of discounts and amortization of premiums	3,722	—	3,722
Fair value, end of period	$1,864,914	$30,568	$1,895,482

	For the nine months ended June 30, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$313,688	$5,227	$318,915
Net change in unrealized appreciation (depreciation) on investments	11,947	494	12,441
Net translation of investments in foreign currencies	226	—	226
Realized gain (loss) on investments	—	(3)	(3)
Realized gain (loss) on translation of investments in foreign currencies	29	—	29
Fundings of (proceeds from) revolving loans, net	1,042	—	1,042
Fundings of investments	792,932	5,969	798,901
PIK interest and non-cash dividends	3,815	120	3,935
Proceeds from principal payments and sales of portfolio investments	(6,792)	—	(6,792)
Accretion of discounts and amortization of premiums	1,754	—	1,754
Fair value, end of period	$1,118,641	$11,807	$1,130,448

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2025 and September 30, 2024:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of June 30, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$63,317	Yield analysis	Market interest rate	7.3% - 9.3% (8.5%)
		Market comparable companies	EBITDA multiples	6.0x - 20.0x (10.7x)
One stop loans(2)	$1,790,966	Yield analysis	Market interest rate	3.8% - 20.0% (8.9%)
		Market comparable companies	EBITDA multiples	5.3x - 36.0x (16.5x)
		Market comparable companies	Revenue multiples	2.6x - 15.0x (9.6x)
Subordinated debt and second lien loans	$10,631	Yield analysis	Market interest rate	8.8% - 15.0% (11.7%)
		Market comparable companies	EBITDA multiples	9.5x - 24.0x (14.0x)
Equity(3)	$30,568	Market comparable companies	EBITDA multiples	7.3x - 28.5x (17.7x)
			Revenue multiples	2.6x - 15.0x (12.6x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)The Company valued $1,548,036 and $242,930 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(3)The Company valued $26,682 and $3,886 of equity investments using EBITDA and revenue multiples, respectively.

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
The following are the carrying values and fair values of the Company’s debt as of June 30, 2025 and September 30, 2024:

	As of June 30, 2025		As of September 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$1,195,554	$1,195,554	$691,985	$691,985
Note 8. Borrowings
In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On April 1, 2022, the Company’s sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of June 30, 2025, the Company’s asset coverage for borrowed amounts was 182.6%.
2025 Debt Securitization: On June 20, 2025, the Company completed a $1,154,900 term debt securitization (the “2025 Debt Securitization”). The notes offered in the 2025 Debt Securitization (the “2025 Notes”) were issued by the 2025 Issuer and were backed by a diversified portfolio of senior secured loans. The transaction was executed through a private placement which consisted of $667,000 of Class A-1 Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 1.63% (the “Class A-1 2025 Notes”); $40,250 of Class A-2 Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 1.80% (the “Class A-2 2025 Notes”); $92,000 of Class B Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 2.00% (the “Class B 2025 Notes”); $69,000 of Class C Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 2.80% (the “Class C 2025 Notes”); and $286,650 of Subordinated Notes due 2125 which do not bear interest (the “Subordinated 2025 Notes”). The Company indirectly retained the Class C 2025 Notes and Subordinated 2025 Notes.
Through June 20, 2029, all principal collections received on the underlying collateral may be used by the 2025 Issuer to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2025 Issuer and in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2025 Debt Securitization, allowing the Company to maintain the initial leverage in the 2025 Debt Securitization. The 2025 Notes are scheduled to mature on July 20, 2037. The Subordinated 2025 Notes are due in 2125. The Class A-1 2025 Notes, Class A-2 2025 Notes and Class B 2025 Notes are included in the June 30, 2025 Consolidated Statement of Financial Condition as debt of the company. As of June 30, 2025, the Class C 2025 Notes and Subordinated 2025 Notes were eliminated in consolidation.

As of June 30, 2025, there were 121 portfolio companies with a total fair value of $1,066,811 securing the 2025 Debt Securitization. The pool of loans in the 2025 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The interest charged under the 2025 Debt Securitization is based on three-month SOFR. The three-month SOFR in effect as of June 30, 2025 based on the last interest rate reset was 4.29%.

For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 2025 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$1,459	$—	$1,459	$—
Amortization of debt issuance costs	23	—	23	—
Total interest expense	$1,482	$—	$1,482	$—
Cash paid for interest expense	$—	$—	$—	$—
Annualized average stated interest rate	6.1%	N/A	6.1%	N/A
Average outstanding balance	$96,613	$—	$32,204	$—
As of June 30, 2025, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month SOFR) of the Class A-1 2025 Notes, Class A-2 2025 Notes and Class B 2025 Notes are as follows:

Description	Class A-1 2025 Notes	Class A-2 2025 Notes	Class B 2025 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$667,000	$40,250	$92,000
S&P Rating	“AAA”	“AAA”	“AA”
Interest Rate	SOFR + 1.63%	SOFR + 1.80%	SOFR + 2.00%
As part of the 2025 Debt Securitization, the Company entered into a master loan sale agreement that provides for the sale of assets on the 2025 Debt Securitization closing date as well as future sales from the Company to the 2025 Issuer through the GBDC 4 CLO 1 Depositor, (1) the Company sold and/or contributed to the GBDC 4 CLO 1 Depositor the remainder of its ownership interest in the portfolio company investments securing the 2025 Debt Securitization and participations for the purchase price and other consideration set forth in the master loan sale agreement and (2) the GBDC 4 CLO 1 Depositor, in turn, sold to the 2025 Issuer all of its ownership interest in such portfolio loans and participations for the purchase price and other consideration set forth in the master loan sale agreement. Following these transfers, the 2025 Issuer, and not the GBDC 4 CLO 1 Depositor or the Company, holds all of the ownership interest in such portfolio company investments and participations.
PNC Facility: On July 8, 2022, the Company entered into a Revolving Credit and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as administrative agent, collateral agent, and a lender, and PNC Capital Markets LLC, as structuring agent. On June 30, 2025, all amounts outstanding under the PNC Facility were repaid, following which the agreements governing the PNC Facility were terminated. Prior to termination, the PNC Facility allowed the Company to borrow in an aggregate amount of up to $100,000, subject to leverage and borrowing base restrictions, with a stated maturity date of July 8, 2025 and on May 27, 2025, the Company exercised the option pursuant to the documents governing the PNC Facility to decrease the borrowing capacity under the PNC Facility from $250,000 to $100,000, effective as of June 3, 2025.
Prior to termination, the PNC Facility bore interest, at the Company’s election and depending on the currency of the borrowing, of either CORRA, SONIA, €STR, Daily Simple SOFR, Term SOFR, or the Base Rate (each, as defined in the PNC Facility) plus a margin ranging from 2.15% to 2.45%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GBDC 4 Funding securing the facility. As of June 20, 2025, the Company had no debt outstanding under the PNC Facility and as of September 30, 2024, the Company had outstanding debt of $240,428 under the PNC Facility.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates, and average outstanding balances for the PNC Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$1,784	$7,558	$8,245	$17,048
Facility fees	47	13	84	96
Amortization of debt issuance costs	335	316	1,004	801
Total interest expense	$2,166	$7,887	$9,333	$17,945
Cash paid for interest expense	$4,391	$6,003	$14,755	$12,029
Annualized average stated interest rate(1)	6.5%	7.7%	6.7%	7.7%
Average outstanding balance	$110,784	$396,979	$164,495	$296,509
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
DB Credit Facility: On March 28, 2024 (the “DB Credit Facility Effective Date”), the Company and GBDC 4 Funding II entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank National Trust Company, as collateral agent and as collateral custodian. The period during which GBDC 4 Funding II may request drawdowns under the DB Credit Facility (the “DB Credit Facility Revolving Period”) commenced on the DB Credit Facility Effective Date and continues through March 28, 2027 unless there is an earlier termination or event of default. The DB Credit Facility will mature on March 28, 2030, three years from the last day of the DB Credit Facility Revolving Period, unless terminated earlier in accordance with the DB Credit Facility. On June 13, 2025, the Company entered into an amendment to the DB Credit Facility that, among other things, reduced the applicable margin (a) effective during the DB Credit Facility Revolving Period from 2.35% to 1.75% and (b) effective after the DB Credit Facility Revolving Period from 2.85% to 2.25%. As of June 30, 2025, the DB Credit Facility allowed the Company to borrow in an aggregate amount of up to $300,000, subject to leverage and borrowing base restrictions.
As of June 30, 2025, the DB Credit Facility bears interest at the applicable base rate plus 1.75% per annum during the DB Credit Facility Revolving Period and 2.25% after the DB Credit Facility Revolving Period. The base rate under the DB Credit Facility is (i) the three-month CORRA plus an adjustment for a period of three months equal to 0.32138% with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple SONIA with respect to any advances denominated U.K. pound sterling plus an adjustment for a period of three months equal to 0.1193%, (v) the daily simple Swiss Average Rate Overnight with respect to any advances denominated in Swiss francs, (vi) the three-month Copenhagen Interbank Offered Rate with respect to any advances denominated in Danish krones, (vii) the three-month Bank Bill Benchmark Rate with respect to any advances denominated in New Zealand dollars, (viii) the three-month Norwegian Krone Interbank Offered Rate with respect to any advances denominated in Norwegian krona, (ix) the three-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish krona, and (x) the three-month term SOFR with respect to any other advances. Additionally, a syndication/agent fee is payable to the facility agent each quarter. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the DB Credit Facility Revolving Period, an additional fee based on unfunded commitments of the lenders could be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the DB Credit Facility Effective Date, respectively.

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
As of June 30, 2025 and September 30, 2024, the Company had $201,077 and $299,557, respectively, of outstanding debt under the DB Credit Facility.
For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$3,183	$2,628	$12,350	$2,628
Facility fees	254	275	673	282
Amortization of debt issuance costs	311	125	604	130
Total interest expense	$3,748	$3,028	$13,627	$3,040
Cash paid for interest expense	$4,055	$—	$14,887	$—
Annualized average stated interest rate(1)	6.4%	7.7%	6.7%	7.7%
Average outstanding balance	$198,687	$136,763	$246,132	$45,421
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
BNP Credit Facility: On August 15, 2024 (the “BNP Credit Facility Effective Date”), the Company and GBDC 4 Funding III entered into a revolving credit and security agreement (the “BNP Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, each of the securitization subsidiaries from time to time parties thereto and Computershare Trust Company, N.A., as collateral agent. Under the BNP Credit Facility, the lenders have agreed to extend credit to GBDC 4 Funding III in an aggregate principal amount of up to $750,000 as of June 30, 2025. The period during which GBDC 4 Funding III may request drawdowns under the BNP Credit Facility (the “BNP Credit Facility Revolving Period”) commenced on the BNP Credit Facility Effective Date and will continue through August 15, 2027, unless there is an earlier termination due to an event of default. The BNP Credit Facility will mature on August 15, 2030, the first business day on or after the date that is the 36-month anniversary of the last day of the BNP Credit Facility Revolving Period, unless terminated earlier in accordance with the BNP Credit Facility.
As of June 30, 2025, borrowings under the BNP Credit Facility in United States Dollars will bear interest at the applicable base rate plus 2.10% per annum during the BNP Credit Facility Revolving Period, and 2.35% per annum after the BNP Credit Facility Revolving Period (the “BNP Credit Facility Applicable Margin”), and borrowings in eligible currencies other than United States Dollars will bear interest at the applicable base rate plus (i) the BNP Credit Facility Applicable Margin and (ii) 0.15% per annum. The base rate under the BNP Credit Facility is (i) term CORRA with respect to any advances denominated in Canadian dollars, (ii) the 3-month Euro Interbank Offered Rate with respect to any advances denominated in Euros, (iii) the 3-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the adjusted cumulative compound Sterling Overnight Index Average with respect to any other advances denominated in U.K. pound sterling, (v) daily simple adjusted non-cumulative compound SARON with respect to any advances denominated in Swiss francs, (vi) 3-month Norwegian Interbank Offered Rate with respect to any advances denominated in Norwegian Krona, (vii) 3-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish Krona and (viii) the term SOFR with respect to advances denominated in United States Dollars and any other advances.

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
As of June 30, 2025 and September 30, 2024, the Company had $150,927 and $152,000, respectively, of outstanding debt under the BNP Credit Facility.
For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the BNP Credit Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$8,367	$—	$19,966	$—
Amortization of debt issuance costs	480	—	1,440	—
Total interest expense	$8,847	$—	$21,406	$—
Cash paid for interest expense	$8,202	$—	$15,085	$—
Annualized average stated interest rate(1)	6.3%	N/A	6.4%	N/A
Average outstanding balance	$531,137	$—	$414,351	$—
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of June 30, 2025 and September 30, 2024, the Company was permitted to borrow up to $100,000 in U.S. dollars and certain agreed upon foreign currencies, with a maturity date of March 26, 2028. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). As of June 30, 2025, the short-term AFR in effect on the Adviser Revolver based on the last interest rate reset was 4.1%. As of June 30, 2025, the Company had $44,300 of outstanding debt under the Adviser Revolver. As of September 30, 2024, the Company had no outstanding debt under the Adviser Revolver.
For the three and nine months ended June 30, 2025 and 2024, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$140	$2	$140	$68
Cash paid for interest expense	—	46	—	67
Annualized average stated interest rate(1)	4.1%	4.6%	4.1%	5.0%
Average outstanding balance	$13,673	$174	$4,559	$1,819
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
Other Short-Term Borrowings:  Borrowings with original maturities of less than one year are classified as short-term. The Company’s short-term borrowings are the result of investments that were sold under repurchase agreements. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860 and remains as an investment on the Consolidated Statements of Financial Condition. The Company includes other short-term borrowings in the balance of outstanding indebtedness in the calculation of the Company’s asset coverage requirement under the 1940 Act.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of June 30, 2025 and September 30, 2024, the Company had no other short-term borrowings.
For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, annualized average stated interest rates and average outstanding balances for short-term borrowings were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$—	$25	$—	$3,682
Cash paid for interest expense	—	182	—	3,682
Annualized average stated interest rate	—%	8.1%	—%	8.3%
Average outstanding balance	$—	$1,235	$—	$59,061
For the three and nine months ended June 30, 2025, the average total debt outstanding was $950,894 and $861,741, respectively. For the three and nine months ended June 30, 2024, the average total debt outstanding was $535,151 and $402,810, respectively.
For the three and nine months ended June 30, 2025, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 6.9% and 7.1%, respectively. For the three and nine months ended June 30, 2024, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 8.2%.
A summary of the Company’s maturity requirements for borrowings as of June 30, 2025 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Adviser Revolver	$44,300	$—	$44,300	$—	$—
DB Credit Facility	201,077	—	—	201,077	—
BNP Credit Facility	150,927	—	—	—	150,927
2025 Debt Securitization	799,250	—	—	—	799,250
Total borrowings	$1,195,554	$—	$44,300	$201,077	$950,177
Note 9. Commitments and Contingencies
Commitments: As of June 30, 2025, the Company had outstanding commitments to fund investments totaling $391,094, including $143,098 of commitments on undrawn revolvers. As of September 30, 2024, the Company had outstanding commitments to fund investments totaling $380,710, including $103,946 of commitments on undrawn revolvers.
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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of June 30, 2025. As of September 30, 2024, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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
Note 10. Financial Highlights
The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data:(1)	2025	2024
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income - after tax	(1.29)	(2.07)
Net investment income - after tax	1.22	1.54
Net realized gain (loss) on investment transactions	0.00 ^	(0.00) ^
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.07	0.53
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	8.86%	14.39%
Number of common shares outstanding	66,397,771.207	33,830,794.251

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2025	2024
Ratio of net investment income - after tax to average net assets*	10.87%	13.82%
Ratio of total expenses to average net assets*(5)	13.25%	15.80%
Ratio of management fee waiver to average net assets*	(1.83)%	(1.88)%
Ratio of incentive fee waiver to average net assets	(0.91)%	(1.77)%
Ratio of incentive fees to average net assets(5)	1.85%	2.57%
Ratio of excise tax to average net assets(5)	—%	0.01%
Ratio of net expenses to average net assets*(5)	10.51%	12.15%
Ratio of total expenses (without incentive fees) to average net assets*(5)	11.40%	13.23%
Total return based on average net asset value(6)	8.63%	13.97%
Total return based on average net asset value - annualized*(6)	11.54%	18.66%
Net assets at end of period	$995,967	$507,462
Average debt outstanding	$861,741	$402,810
Average debt outstanding per share	$12.98	$11.91
Portfolio Turnover*	6.89%	1.28%
Asset coverage ratio(7)	182.58%	175.85%
Asset coverage ratio per unit(8)	$1,826	$1,759
Average market value per unit (9):
2025 Debt Securitization	N/A	N/A
Adviser Revolver	N/A	N/A
DB Credit Facility	N/A	N/A
BNP Credit Facility	N/A	N/A
PNC Facility	N/A	N/A

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
(9)Not applicable as the 2025 Debt Securitization Notes, Adviser Revolver, DB Credit Facility and BNP Credit Facility are not registered for public trading.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 11. Earnings Per Share
The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2025 and 2024:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Earnings available to stockholders	$23,616	$18,096	$66,171	$47,686
Basic and diluted weighted average shares outstanding	58,534,461	28,881,498	51,284,378	22,874,427
Basic and diluted earnings per share	$0.40	$0.63	$1.29	$2.08
Note 12. Dividends and Distributions
The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the nine months ended June 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the nine months ended June 30, 2025
08/02/2024	10/15/2024	12/18/2024	43,346,830.170	$0.1267	$5,494
11/14/2024	11/15/2024	01/08/2025	43,346,830.170	0.1488	6,449
11/14/2024	12/13/2024	02/18/2025	43,551,339.102	0.1917	8,349
11/14/2024	01/17/2025	03/18/2025	50,938,518.774	0.1262	6,431
02/03/2025	02/26/2025	05/21/2025	51,051,506.453	0.1614	8,239
02/03/2025	03/17/2025	05/21/2025	51,051,506.453	0.1487	7,593
02/03/2025	04/18/2025	06/17/2025	57,232,221.572	0.1217	6,968
05/02/2025	05/26/2025	08/20/2025	57,446,759.391	0.1348	7,742
05/02/2025	06/20/2025	08/20/2025	66,397,771.207	0.1341	8,906
Total dividends declared for the nine months ended June 30, 2025					$66,171

For the nine months ended June 30, 2024
08/03/2023	10/20/2023	12/27/2023	12,178,965.292	$0.1891	$2,302
11/17/2023	11/20/2023	12/27/2023	16,612,333.652	0.2009	3,337
11/17/2023	12/15/2023	02/20/2024	19,500,939.882	0.2240	4,370
11/17/2023	01/19/2024	03/19/2024	21,468,146.606	0.1847	3,964
02/02/2024	02/26/2024	05/21/2024	24,474,343.702	0.2376	5,816
02/02/2024	03/15/2024	05/21/2024	24,474,343.702	0.4005	9,801
02/02/2024	04/19/2024	06/18/2024	27,476,502.077	0.1353	3,716
05/03/2024	05/27/2024	08/21/2024	27,674,383.230	0.3066	8,486
05/03/2024	06/21/2024	08/21/2024	30,776,321.652	0.1915	5,894
Total dividends declared for the nine months ended June 30, 2024					$47,686
The following table summarizes the Company’s distributions reinvested during the nine months ended June 30, 2025 and 2024:

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Payment Date	DRIP Shares Issued	NAV ($) Per Share	DRIP Shares Value
For the nine months ended June 30, 2025
November 19, 2024	204,508.932	$15.00	$3,068
December 18, 2024	72,984.041	15.00	1,095
January 8, 2025	85,661.548	15.00	1,285
February 18, 2025	112,987.679	15.00	1,695
March 18, 2025	86,219.253	15.00	1,293
May 21, 2025	214,537.819	15.00	3,218
June 17, 2025	91,704.662	15.00	1,376
	868,603.934		$13,030

For the nine months ended June 30, 2024
November 21, 2023	38,883.631	$15.00	$583
December 27, 2023	67,391.724	15.00	1,011
February 20, 2024	53,724.497	15.00	806
March 19, 2024	49,685.776	15.00	745
May 21, 2024	197,881.153	15.00	2,968
June 18, 2024	47,465.823	15.00	712
	455,032.604		$6,825
Note 13. Subsequent Events
On May 2, 2025 and August 1, 2025, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 18, 2025	September 17, 2025
In an amount (if positive) such that the net asset value of the Company as of July 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2025 through July 31, 2025 and the payment of this distribution is $15.00 per share.

August 26, 2025	November 20, 2025
In an amount (if positive) such that the net asset value of the Company as of August 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period August 1, 2025 through August 31, 2025 and the payment of this distribution is $15.00 per share.

September 15, 2025	November 20, 2025
In an amount (if positive) such that the net asset value of the Company as of September 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period September 1, 2025 through September 30, 2025 and the payment of this distribution is $15.00 per share.

October 15, 2025	December 17, 2025
In an amount (if positive) such that the net asset value of the Company as of October 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2025 through October 31, 2025 and the payment of this distribution is $15.00 per share.

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
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $75.0 billion in capital under management(1) as of April 1, 2025, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.
Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2025. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.
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

(1) “Capital under management” is a gross measure of invested capital including leverage as of April 1, 2025

As of June 30, 2025 and September 30, 2024, our portfolio at fair value was comprised of the following:

	As of June 30, 2025		As of September 30, 2024
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$63,317	3.3%	$39,358	3.0%
One stop	1,790,966	94.5	1,250,206	95.4
Second lien	6,601	0.4	4,446	0.3
Subordinated debt	4,030	0.2	921	0.1
Equity	30,568	1.6	16,070	1.2
Total	$1,895,482	100.0%	$1,311,001	100.0%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2025 and September 30, 2024, one stop loans included $196.2 million and $187.7 million, respectively, of recurring revenue loans at fair value.
As of June 30, 2025 and September 30, 2024, we had debt and equity investments in 190 and 148 portfolio companies, respectively.
The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of both our earning and total portfolio company investments, as well as the annualized total return based on our average net asset value and our annualized net investment income - return on equity, in each case, for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and 2024:

	Three months ended		Nine months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Weighted average income yield(1)*	10.1%	10.2%	10.3%	12.1%
Weighted average investment income yield(2)*	10.4%	10.6%	10.6%	12.4%
Weighted average income yield of total investments(3)*	10.0%	10.1%	10.2%	12.0%
Weighted average investment income yield of total investments(4)*	10.3%	10.5%	10.5%	12.3%
Total return based on average net asset value(5)*	10.8%	11.8%	11.5%	18.7%
Net investment income - return on equity(6)*	10.6%	11.1%	10.9%	14.3%

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

As of June 30, 2025, GBDC 4 has earned an inception-to-date internal rate of return, or IRR, of 14.6% for stockholders taken as a whole. An individual stockholder’s IRR could vary based on the timing of their capital transactions. For the nine months ended June 30, 2025 and 2024, GBDC 4 earned a fiscal year-to-date IRR of 12.0% and 21.7%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the dividend reinvestment plan, or DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).
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

Recent Developments
On May 2, 2025 and August 1, 2025, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 18, 2025	September 17, 2025
In an amount (if positive) such that our net asset value as of July 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period July 1, 2025 through July 31, 2025 and the payment of this distribution is $15.00 per share.

August 26, 2025	November 20, 2025
In an amount (if positive) such that our net asset value as of August 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period August 1, 2025 through August 31, 2025 and the payment of this distribution is $15.00 per share.

September 15, 2025	November 20, 2025
In an amount (if positive) such that our net asset value as of September 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period September 1, 2025 through September 30, 2025 and the payment of this distribution is $15.00 per share.

October 15, 2025	December 17, 2025
In an amount (if positive) such that our net asset value as of October 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period October 1, 2025 through October 31, 2025 and the payment of this distribution is $15.00 per share.

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
Consolidated operating results for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and June 30, 2024 are as follows:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2025	March 31, 2025	June 30, 2025 vs. March 31, 2025	June 30, 2025	June 30, 2024	June 30, 2025 vs. June 30, 2024
	(In thousands)
Interest income	$40,926	$37,215	$3,711	$112,679	$60,887	$51,792
Payment-in-kind interest income	2,449	2,265	184	7,020	4,038	2,982
Accretion of discounts and amortization of premiums	1,285	1,484	(199)	3,722	1,754	1,968
Non-cash dividend income	179	114	65	387	120	267
Dividend income	2	—	2	69	—	69
Fee income	278	136	142	528	262	266
Total investment income	45,119	41,214	3,905	124,405	67,061	57,344
Net expenses	21,998	20,175	1,823	62,063	31,727	30,336
Net investment income - before tax	23,121	21,039	2,082	62,342	35,334	27,008
Excise tax	—	—	—	—	25	(25)
Net investment income - after tax	23,121	21,039	2,082	62,342	35,309	27,033
Net realized gain (loss) on investment transactions	(214)	145	(359)	67	(25)	92
Net change in unrealized appreciation (depreciation) on investment transactions	709	1,079	(370)	3,762	12,402	(8,640)
Net increase (decrease) in net assets resulting from operations	$23,616	$22,263	$1,353	$66,171	$47,686	$18,485
Average earning debt investments, at fair value	$1,726,789	$1,578,652	$148,137	$1,563,212	$721,765	$841,447
Average earning preferred equity investments, at fair value	$5,721	$2,646	$3,075	$3,920	$1,078	$2,842
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
Investment Income
Investment income increased from the three months ended March 31, 2025 to the three months ended June 30, 2025 by $3.9 million, primarily due to an increase in interest income due to a $148.1 million increase in the average earning debt investments balance that was partially offset by a $0.2 million decrease in discount amortization driven by reduced repayments as compared to the three months ended March 31, 2025.
Investment income increased from the nine months ended June 30, 2024 to the nine months ended June 30, 2025 by $57.3 million, primarily due to an increase in interest and payment-in-kind (“PIK”) interest income due to an increase in the average earning debt investments balance of $841.4 million.

The annualized income yield by debt security type for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and June 30, 2024 are as follows:

	Three months ended		Nine months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Senior secured	9.4%	9.6%	9.6%	10.9%
One stop	10.0%	10.1%	10.2%	12.0%
Second lien	13.5%	13.8%	13.9%	15.5%
Subordinated debt	11.5%	11.9%	11.5%	14.2%
Income yields on senior secured and one stop loans decreased for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025 primarily due to (i) reduced accelerated discount amortization driven by reduced repayments and, to a lesser extent, (ii) declining interest base rates due to contracts resetting on non-U.S. dollar denominated loans. Income yields on senior secured and one stop loans decreased for the nine months ended June 30, 2025 as compared to the nine months ended June 30, 2024, primarily due to declining interest base rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 96.9% of our loan portfolio at fair value is subject to an interest rate floor. As of June 30, 2025 and September 30, 2024, the weighted average base rate floor of our loans was 0.74% and 0.77%, respectively.
As of June 30, 2025, we have second lien investments in two portfolio companies and subordinated debt investments in five portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.
For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.
Expenses
The following table summarizes our expenses for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and June 30, 2024:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2025	March 31, 2025	June 30, 2025 vs. March 31, 2025	June 30, 2025	June 30, 2024	June 30, 2025 vs. June 30, 2024
	(In thousands)
Interest and facility fee expenses	$15,234	$13,827	$1,407	$42,918	$23,804	$19,114
Amortization of debt issuance costs	1,149	970	179	3,070	931	2,139
Base management fee, net of waiver	2,213	1,975	238	5,999	2,748	3,251
Income incentive fee, net of waiver	2,550	2,348	202	6,954	1,575	5,379
Capital gain incentive fee accrued under GAAP	(165)	90	(255)	241	1,178	(937)
Professional fees	370	367	3	1,126	711	415
Administrative service fee	577	527	50	1,540	592	948
General and administrative expenses	70	71	(1)	215	188	27
Net expenses	$21,998	$20,175	$1,823	$62,063	$31,727	$30,336
Average debt outstanding	$950,894	$858,820	$92,074	$861,741	$402,810	$458,931
Interest Expense
Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $1.6 million from the three months ended March 31, 2025 to the three months ended June 30, 2025, primarily due to an increase in average debt outstanding of $92.1 million that was partially offset by (1) borrowings on the Adviser Revolver (as defined in “Note 7 Borrowings” of our consolidated financial statements) that bears interest at the short-term Applicable Federal Rate and (2) reduced interest rate spreads incurred on (i) our DB Credit Facility (as defined in “Note 7 Borrowings” of our consolidated financial statements) resulting from the June amendment that reduced the interest rate spread to SOFR plus 1.75% from SOFR plus 2.35% and (ii) the June issuance of our 2025 Debt Securitization (as defined in “Note 7 Borrowings” of our consolidated financial statements) that bears interest at three-month SOFR plus a weighted average spread of 1.68%. Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $21.3 million from the nine months ended June 30, 2024 to the nine months ended June 30, 2025, primarily due to an increase in average debt outstanding of $458.9 million. For more information about our outstanding borrowings for the nine months ended June 30, 2025 and 2024, including the terms thereof, see Note 8 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.
For the three months ended June 30, 2025 and March 31, 2025, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 6.9% and 7.0%, respectively. For the nine months ended June 30, 2025 and 2024, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 7.1% and 8.2%, respectively.
The effective average interest rate decreased from the three months ended March 31, 2025 compared to the three months ended June 30, 2025 primarily due to (1) the use of the Advisor Revolver and (2) lower interest rate spreads on our DB Facility and 2025 Debt Securitization. The effective average interest rate decreased from the nine months ended June 30, 2024 compared to the nine months ended June 30, 2025 primarily due to decreased interest base rates.
Management Fee
The base management fee, net of waiver, increased as a result of an increase in average gross assets for the three months ended March 31, 2025 to the three months ended June 30, 2025 and for the nine months ended June 30, 2024 to the nine months ended June 30, 2025.
Incentive Fees
The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.
For the nine months ended June 30, 2025, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee, as a percentage of Pre-Incentive Fee Net Investment Income was 20.0%. GC Advisors has agreed to irrevocably waive (i) all Income Incentive Fees payable pursuant to the Investment Advisory Agreement for the periods ending prior to April 1, 2024 (the “Waiver Period”) and (ii) the portion of the Income Incentive Fee that exceeds 10% of Pre-Incentive Fee Net Investment Income for periods ending on or prior to the date of the closing of a Liquidity Event. The Income Incentive Fee, net of waiver, increased by $0.2 million from the three months ended March 31, 2025 to the three months ended June 30, 2025 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets primarily driven by net funds growth. The Income Incentive Fee, net of waiver, increased by $5.4 million from the nine months ended June 30, 2024 to the nine months ended June 30, 2025, primarily due to 100% of the Income Incentive Fee being irrevocably waived by GC Advisors for the six months ended March 31, 2024.
As of June 30, 2025 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of June 30, 2025 and September 30, 2024, there was $1.1 million and $0.9 million, respectively, of capital gain incentive fee accrual under GAAP included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition. For the three months ended June 30, 2025, we recorded a reversal of the capital gain incentive fee under GAAP of $0.2 million. For the three months ended March 31, 2025, the accrual for a capital gain incentive fee under GAAP was $0.1 million. For the nine months ended June 30, 2025, the accrual for a capital gain incentive fee under GAAP was $0.2 million. For the three and nine months ended June 30, 2024, the accrual for a capital gain incentive fee under GAAP was $1.2 million.
Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of June 30, 2025 and September 30, 2024, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

Professional Fees, Administrative Service Fee and General and Administrative Expenses
In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.1 million from the three months ended March 31, 2025 to the three months ended June 30, 2025 primarily due to higher administrative expenses associated with servicing a growing portfolio.
In total, professional fees, the administrative service fee, and general and administrative expenses increased by $1.4 million from the nine months ended June 30, 2024 to the nine months ended June 30, 2025 primarily due to higher administrative expenses and professional fees associated with servicing a growing portfolio.
The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended June 30, 2025 and March 31, 2025 were $0.4 million and $0.5 million, respectively. Total expenses reimbursed to the Administrator during the nine months ended June 30, 2025 and 2024 were $1.2 million and $0.9 million, respectively.
As of June 30, 2025 and September 30, 2024, included in accounts payable and other liabilities were $0.7 million and $0.3 million of expenses paid on behalf of us by the Administrator.
Net Realized and Unrealized Gains and Losses
The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and June 30, 2024:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2025	March 31, 2025	June 30, 2025 vs. March 31, 2025	June 30, 2025	June 30, 2024	June 30, 2025 vs. June 30, 2024
	(In thousands)
Net realized gain (loss) from investments	$—	$—	$—	$—	$(3)	$3
Net realized gain (loss) from foreign currency transactions	(214)	145	(359)	67	(22)	89
Net realized gain (loss) on investment transactions	$(214)	$145	$(359)	$67	$(25)	$92
Unrealized appreciation from investments	3,795	4,030	(235)	8,825	13,001	(4,176)
Unrealized (depreciation) from investments	(3,426)	(3,095)	(331)	(4,765)	(560)	(4,205)
Unrealized appreciation (depreciation) from forward currency contracts	(807)	(256)	(551)	(966)	—	(966)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	1,147	400	747	668	(39)	707
Net change in unrealized appreciation (depreciation) on investment transactions	$709	$1,079	$(370)	$3,762	$12,402	$(8,640)
During the three months ended June 30, 2025, we had a net realized loss of $0.2 million, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars. During the three months ended March 31, 2025, we had a net realized gain of $0.1 million, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars.
During the nine months ended June 30, 2025, we had a net realized gain of $0.1 million, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars. During the nine months ended June 30, 2024, we had a net realized loss of an amount less than $0.1 million, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars that was partially offset by a realized loss recognized on the partial redemption of an equity investment.
For the three months ended June 30, 2025, we had $3.8 million in unrealized appreciation on 56 portfolio company investments, which was offset by $3.4 million in unrealized depreciation on 140 portfolio company investments. For the three months ended March 31, 2025, we had $4.0 million in unrealized appreciation on 51 portfolio company investments, which was offset by $3.1 million in unrealized depreciation on 127 portfolio company investments.
Unrealized appreciation for the three months ended June 30, 2025 and March 31, 2025 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments.

Unrealized depreciation for the three months ended June 30, 2025 and March 31, 2025 primarily resulted from amortization of discounts on recently originated loans and a modest decrease in market prices of certain portfolio company investments.
For the nine months ended June 30, 2025, we had $8.8 million in unrealized appreciation on 89 portfolio company investments, which was offset by $4.8 million in unrealized depreciation on 107 portfolio company investments. For the nine months ended June 30, 2024, we had $13.0 million in unrealized appreciation on 97 portfolio company investments, which was offset by $0.6 million in unrealized depreciation on 39 portfolio company investments.
Unrealized appreciation for the nine months ended June 30, 2025 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized appreciation for the nine months ended June 30, 2024 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments.
Unrealized depreciation for the nine months ended June 30, 2025 primarily resulted from amortization of discounts on originated loans during the year and a modest decrease in market prices of certain portfolio company investments. Unrealized depreciation for the nine months ended June 30, 2024 primarily resulted from amortization of discounts during the quarter on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

Liquidity and Capital Resources
For the nine months ended June 30, 2025, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $269.0 million. During the period, we used $503.1 million in operating activities, primarily as a result of fundings of portfolio investments of $636.2 million, partially offset by proceeds from principal payments and sales of portfolio investments of $81.7 million. During the same period, cash provided by financing activities was $772.1 million, primarily driven by borrowings on debt of $2,163.3 million and proceeds from the issuance of common shares of $332.7 million, partially offset by repayments of debt of $1,667.3 million and distributions paid of $52.0 million.
For the nine months ended June 30, 2024, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $10.9 million. During the period, we used $759.7 million in operating activities, primarily as a result of fundings of portfolio investments of $798.9 million, partially offset by proceeds from principal payments and sales of portfolio investments of $6.8 million. During the same period, cash provided by financing activities was $770.6 million, primarily driven by borrowings on debt of $727.8 million, proceeds from other short-term borrowings of $481.5 million and proceeds from the issuance of common stock of $314.4 million, partially offset by repayments of debt of $246.5 million, repayments of other short-term borrowings of $481.5 million and distributions paid of $30.5 million.
As of June 30, 2025 and September 30, 2024, we had cash and cash equivalents of $20.2 million and $8.2 million, respectively. In addition, we had foreign currencies of $1.0 million and $1.0 million as of June 30, 2025 and September 30, 2024, respectively, restricted cash and cash equivalents of $280.9 million and $25.3 million and restricted foreign currencies of $0.8 million and $0.3 million as of June 30, 2025 and September 30, 2024, respectively. As of June 30, 2025, the increase in restricted cash and cash equivalents was primarily driven by the issuance of the 2025 Debt Securitization. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our credit facilities, as applicable.
As of June 30, 2025 and September 30, 2024, we had investor capital subscriptions totaling $1,523.6 million and $1,032.8 million, respectively, of which $968.7 million and $636.0 million, respectively, had been called and contributed, leaving $554.9 million and $396.9 million of uncalled investor capital subscriptions, respectively.
Revolving Debt Facilities
PNC Facility - Effective June 30, 2025, all amounts outstanding under the PNC Facility (as defined in Note 8 of our consolidated financial statements) were repaid, following which the agreements governing the PNC Facility were terminated. Prior to termination, the PNC Facility allowed the Company to borrow up to $100.0 million at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of July 8, 2025 and on May 27, 2025, the Company exercised the option pursuant to the documents governing the PNC Facility to decrease the borrowing capacity under the PNC Facility from $250.0 million to $100.0 million, effective as of June 3, 2025. As of September 30, 2024, we had outstanding debt of $240.4 million under the PNC Facility.
DB Credit Facility - On March 28, 2024, we and GBDC 4 Funding II entered into the DB Credit Facility (as defined in Note 8 of our consolidated financial statements) with Deutsche Bank. As of June 30, 2025 and September 30, 2024, the DB Credit Facility, as amended, allowed GBDC 4 Funding II to borrow up to $300.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2025 and September 30, 2024, we had $201.1 million and $299.6 million, respectively, outstanding under the DB Credit Facility. As of June 30, 2025, subject to leverage and borrowing base restrictions, we had approximately $98.9 million of remaining commitments and $42.0 million of availability on the DB Credit Facility.
BNP Credit Facility - On August 15, 2024, we and GBDC 4 Funding III entered into the BNP Credit Facility (as defined in Note 8 of our consolidated financial statements) with BNP Paribas. As of June 30, 2025 and September 30, 2024, the BNP Credit Facility allowed GBDC 4 Funding III to borrow up to $750.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2025 and September 30, 2024, we had outstanding debt of $150.9 million and $152.0 million, respectively, under the BNP Credit Facility. As of June 30, 2025, subject to leverage and borrowing base restrictions, we had approximately $599.1 million of remaining commitments and $149.0 million of availability on the BNP Credit Facility.

Adviser Revolver - As of June 30, 2025 and September 30, 2024, we were permitted to borrow up to $100.0 million at any one time outstanding under the Adviser Revolver. As of June 30, 2025, we had outstanding debt of $44.3 million and $55.7 million of remaining commitments and availability under the Adviser Revolver. As of September 30, 2024, we had no outstanding debt under the Adviser Revolver.
Debt Securitizations
2025 Debt Securitization - On June 20, 2025, we completed the 2025 Debt Securitization. The Class A-1 2025 Notes, Class A-2 2025 Notes and Class B 2025 Notes (each as defined in Note 8 of our consolidated financial statements) are included in the June 30, 2025 Consolidated Statements of Financial Condition as our debt, and the Class C 2025 Notes and Subordinated 2025 Notes were eliminated in consolidation. As of June 30, 2025, we had outstanding debt of $799.3 million under the 2025 Debt Securitization.
Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations
In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 1, 2022, our sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, our asset coverage requirement is reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of June 30, 2025, our asset coverage for borrowed amounts was 182.6%.
As of June 30, 2025, we had outstanding commitments to fund investments totaling $391.1 million, including $143.1 million of unfunded commitments on revolvers. As of September 30, 2024, we had outstanding commitments to fund investments totaling $380.7 million, including $103.9 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement as of June 30, 2025 and September 30, 2024, respectively. A summary of maturity requirements for our principal borrowings under the DB Credit Facility, BNP Credit Facility, the 2025 Debt Securitization and the Adviser Revolver as of June 30, 2025 are included in Note 8 of our consolidated financial statements. We did not have any other material contractual payment obligations as of June 30, 2025. As of June 30, 2025, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash and restricted cash balances that we maintain, availability under our DB Credit Facility, BNP Credit Facility, 2025 Debt Securitization and Adviser Revolver, as well as ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.
In addition, we have entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 of our consolidated financial statements for outstanding forward currency contracts as of June 30, 2025. As of September 30, 2024, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and could realize a loss. We seek to minimize market risk through monitoring our investments and borrowings.
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

Portfolio Composition, Investment Activity and Yield
As of June 30, 2025 and September 30, 2024, we had investments in 190 and 148 portfolio companies, respectively, with a total fair value of $1,895.5 million and $1,311.0 million, respectively.
The following table shows the asset mix of our new investment commitments for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and June 30, 2024:

	Three months ended				Nine months ended
	June 30, 2025		March 31, 2025		June 30, 2025		June 30, 2024
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$16,640	6.2%	$4,768	3.5%	$28,856	4.3%	$30,056	2.7%
One stop	241,743	89.6	128,876	94.4	621,959	93.1	1,087,992	96.2
Second lien	—	—	—	—	—	—	6,592	0.6
Subordinated debt	3,770	1.4	—	—	3,770	0.6	100	0.0 *
Equity	7,521	2.8	2,976	2.1	13,145	2.0	5,968	0.5
Total new investment commitments	$269,674	100.0%	$136,620	100.0%	$667,730	100.0%	$1,130,708	100.0%
* Represents an amount less than 0.1%.
For the nine months ended June 30, 2025 and 2024, we had approximately $81.7 million and $6.8 million, respectively, in proceeds from principal payments and sales of portfolio investments.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2025(1)			As of September 30, 2024(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured	$63,388	$62,731	$63,317	$39,377	$38,960	$39,358
One stop	1,795,402	1,762,807	1,790,966	1,254,102	1,232,741	1,250,206
Second lien	6,543	6,479	6,601	4,446	4,373	4,446
Subordinated debt	4,059	3,908	4,030	929	897	921
Equity	N/A	26,782	30,568	N/A	14,541	16,070
Total	$1,869,392	$1,862,707	$1,895,482	$1,298,854	$1,291,512	$1,311,001

(1)As of June 30, 2025, $233.0 million and $237.1 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
(2)As of September 30, 2024, $181.7 million and $184.4 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
As of June 30, 2025 and September 30, 2024, we had no loans on non-accrual status. As of June 30, 2025 and September 30, 2024, the fair value of our debt investments as a percentage of the outstanding principal value was 99.8% and 99.7%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and 2024:

	Three months ended		Nine months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Weighted average rate of new investment fundings	9.0%	9.9%	9.3%	10.9%
Weighted average spread over the applicable base rate of new floating rate investment fundings	4.9%	5.6%	5.1%	5.6%
Weighted average fees of new investment fundings	0.6%	0.9%	0.8%	1.1%
Weighted average rate of sales and payoffs of portfolio investments	9.3%	9.7%	9.6%	11.6%
As of June 30, 2025, 97.0% and 96.9% of our debt portfolio at amortized cost and fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2024, 96.5% and 96.4% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of June 30, 2025 and September 30, 2024, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $83.6 million and $81.9 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.
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
The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2025 and September 30, 2024:

	As of June 30, 2025			As of September 30, 2024
Internal Performance Rating	Investments at Fair Value (In thousands)		Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$79,802		4.2%	$1,142	0.1%
4	1,806,298		95.3	1,303,520	99.4
3	9,382		0.5	6,339	0.5
2	0	*	0.0 †	—	—
1	—		—	—	—
Total	$1,895,482		100.0%	$1,311,001	100.0%
* Represents an amount less than $1.
† Represents an amount less than 0.1%.
The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of June 30, 2025 and September 30, 2024:

	Average Price[1]
Category	As of June 30, 2025	As of September 30, 2024
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.8%	99.7%
Internal Performance Rating 3 (Performing Below Expectations)	95.5	94.2
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	—	—
Total	99.8%	99.7%

(1)Includes only debt investments held as of June 30, 2025 and September 30, 2024. Value reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a subscription agreement with us to purchase our common stock on the same terms and conditions as other investors for a capital subscription of $100.0 million. As of June 30, 2025, we have issued 6,667,366.664 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $100.0 million and have also issued 139,172.373 shares to GGP Class B-P, LLC through the DRIP.
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
In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the nine months ended June 30, 2025 and 2024. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.
Valuation of Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both June 30, 2025 and September 30, 2024 were valued using Level 3 inputs. As of both June 30, 2025 and September 30, 2024, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs. As of June 30, 2025, all forward currency contracts were valued using Level 2 inputs.

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
Non-accrual loans: Loans could be left on accrual status while we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of June 30, 2025 and September 30, 2024, we had no portfolio company investments on non-accrual status.
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

Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2025, we did not record any U.S. federal excise tax. For the three months ended June 30, 2024,we did not record any U.S. federal excise tax. For the nine months ended June 30, 2024, we recorded $25,000 for U.S. federal excise tax.
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
Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2025 and September 30, 2024, the weighted average floor on loans subject to floating interest rates was 0.74% and 0.77%, respectively. The DB Credit Facility has a floating interest rate provision based on the applicable base rate plus 1.75%. The BNP Credit Facility has a floating interest rate provision based on the applicable base rate plus 2.10%. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. The Class A-1, Class A-2, and Class B 2025 Notes issued in connection with the 2025 Debt Securitization have floating rate interest provisions based on three-month SOFR. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.
Assuming that the unaudited interim Consolidated Statement of Financial Condition as of June 30, 2025 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(36,635)	$(23,911)	$(12,724)
Down 150 basis points	(27,589)	(17,933)	(9,656)
Down 100 basis points	(18,456)	(11,956)	(6,500)
Down 50 basis points	(9,229)	(5,978)	(3,251)
Up 50 basis points	9,229	5,978	3,251
Up 100 basis points	18,458	11,956	6,502
Up 150 basis points	27,687	17,933	9,754
Up 200 basis points	36,917	23,911	13,006

(1)    Assumes applicable three-month base rate as of June 30, 2025, with the exception of SONIA and Prime that utilize the June 30, 2025 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2025, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the 2025 Debt Securitization, DB Credit Facility, BNP Credit Facility and the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.
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

Item 4. Controls and Procedures.
As of June 30, 2025 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
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
Item 1A: Risk Factors.
There have been no material changes during the nine months ended June 30, 2025 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2024.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.
Previously disclosed on Form 8-K filings.
Item 3: Defaults Upon Senior Securities.
None.
Item 4: Mine Safety Disclosures.
None.
Item 5: Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6: Exhibits.

EXHIBIT INDEX
Number	Description
10.1	Amendment to Revolving Credit Facility Agreement, dated as of May 27, 2025, by and among Golub Capital BDC 4, Inc., as the borrower, and GC Advisors LLC, as the lender.
10.2	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of June 13, 2025, by and among GBDC 4 Funding II LLC, as borrower, Golub Capital BDC 4, Inc., as servicer, each lender party thereto, the agents for the Lender Groups party thereto, and Deutsche Bank AG, New York branch as facility agent for the lenders. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on June 18, 2025).
10.3	Indenture, dated as of June 20, 2025, between Golub Capital BDC 4 CLO 1 LLC, as issuer, and Computershare Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on June 20, 2025).
10.4	Purchase and Placement Agreement, dated as of June 20, 2025, among Golub Capital BDC 4 CLO 1 LLC, as issuer, BNP Paribas Securities Corp., as initial purchaser and NatWest Markets Securities Inc., as co-placement agent. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on June 20, 2025).
10.5	Collateral Management Agreement, dated as of June 20, 2025, between Golub Capital BDC 4 CLO 1 LLC, as issuer, and GC Advisors LLC, as collateral manager. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on June 20, 2025).
10.6	Master Loan Sale Agreement, dated as of June 20, 2025, among Golub Capital BDC 4, Inc., as seller, Golub Capital BDC 4 CLO 1 Depositor LLC, as intermediate seller, and Golub Capital BDC 4 CLO 1 LLC, as buyer. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on June 20, 2025).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC 4, Inc.

Date: August 7, 2025	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)