Form 10-K
period 2025-09-30
Golub Capital BDC 4, Inc.
filed 2025-11-21
CIK 1901612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒
As of September 30, 2025, there was no established public market for the Registrant's common stock.
The number of shares of the Registrant's common stock, $0.001 par value, outstanding as of November 21, 2025 is 71,496,901.607.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2025.

PART I
In this Annual Report on Form 10-K, except as otherwise indicated, the terms:

•“we,” “us,” “our”, “Company” and “GBDC 4” refer to Golub Capital BDC 4, Inc., a Maryland corporation and its consolidated subsidiaries;

•“GC Advisors” refers to GC Advisors LLC, our investment adviser;

• “Administrator” refers to Golub Capital LLC, an affiliate of GC Advisors and our administrator;

•“Adviser Revolver” refers to the line of credit with GC Advisors, which was most recently amended on June 15, 2022, and which allowed for borrowing up to $100.0 million as of September 30, 2025;

•“2025 Debt Securitization” refers to the $1,154.9 million term debt securitization that we completed on June 20, 2025, in which the Golub Capital BDC 4 CLO 1 LLC, a Delaware limited liability company, or LLC, and our indirect subsidiary, or the 2025 Issuer, issued an aggregate of $799.3 million of notes, or the “2025 Notes,” including $667.0 million of Class A-1 Senior Secured Floating Rate Notes, which bear interest at the three-month Secured Overnight Financing Rate or “SOFR” plus 1.63% , $40.3 million of Class A-2 Senior Secured Floating Rate Notes, which bear interest at the three-month SOFR plus 1.80%, and $92.0 million of Class B Senior Secured Floating Rate Notes, which bear interest at the three-month SOFR plus 2.00%; the Company also indirectly retains $69.0 million of Class C Senior Secured Floating Rate Notes, which bear interest at the three-month SOFR plus 2.80%, and approximately $286.7 million of Subordinated 2025 Notes, which do not bear interest;

•“PNC Facility” refers to the revolving credit facility we entered into with PNC Bank on July 8, 2022 and was terminated on June 30, 2025. Prior to its termination, the PNC Facility had a maturity date of July 8, 2025 and allowed for borrowing up to $100.0 million that bore interest at a rate of either CORRA, SONIA, €STR, Daily Simple SOFR, Term SOFR, or the Base Rate (each, as defined in the PNC Facility) plus a margin ranging from 2.15% to 2.45%, depending on the degree of uncalled capital commitments coverage of the borrowing base versus investment asset coverage of the borrowing base due its most recent amendment on March 15, 2024;

•“DB Credit Facility” refers to the revolving credit facility we and GBDC 4 Funding II LLC, a Delaware LLC and our direct subsidiary, or GBDC 4 Funding II, entered into with Deutsche Bank on March 28, 2024, which, as of September 30, 2025, allowed for borrowing up to $300.0 million that bears interest at a rate of either CORRA, EURIBOR, SONIA, SOFR, or the Base Rate (each, as defined in the DB Credit Facility) plus a margin of 1.75% per annum during the Revolving Period (as defined in the DB Credit Facility) and 2.25% after the Revolving Period due to its most recent amendment on June 13, 2025;

•“BNP Credit Facility” refers to the revolving credit facility we and GBDC 4 Funding III LLC, a Delaware LLC and our direct subsidiary, or GBDC 4 Funding III, entered into with BNP Paribas on August 15, 2024, which as of September 30, 2025, allowed for borrowing up to $750.0 million that bears interest at a rate of either SOFR, CORRA, EURIBOR, SONIA, or the applicable Base Rate (each, as defined in the BNP Credit Facility) plus a margin of 2.10% per annum during the Revolving Period (as defined in the BNP Credit Facility) and 2.35% after the Revolving Period;

•“Funding Subsidiaries” refers, collectively, to GBDC 4 Funding II and GBDC 4 Funding III, and each, a “Funding Subsidiary”;

•“Revolving Credit Facilities” refers, collectively, to the DB Credit Facility and BNP Credit Facility, and prior to its termination on June 30, 2025, the PNC Facility, and each a “Revolving Credit Facility”;

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

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies that had over $85.0 billion of capital under management as of October 1, 2025, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

We seek to create a portfolio that includes primarily senior secured and one stop loans by primarily investing approximately $5.0 million to $35.0 million of capital, on average, in the securities of U.S. middle-market companies. We expect to selectively invest more than $35.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

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

Information Available

Our address is 200 Park Avenue, 25th Floor, New York, NY 10166. Our phone number is (212) 750-6060.

The U.S. Securities and Exchange Commission, or SEC, maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov. Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at publicinfo@sec.gov.

Our Adviser

Our investment activities are managed by our investment adviser, GC Advisors. GC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. GC Advisors was organized in September 2008 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Under our Investment Advisory Agreement, we pay GC Advisors a base management fee and an incentive fee for its services. See “Business — Management Agreements — Management Fee” for a discussion of the base management fee and incentive fee, including the cumulative income incentive fee and the income and capital gains incentive fee payable by us to GC Advisors. Unlike most closed-end funds whose fees are based on assets net of leverage, our base management fee is based on our average-adjusted gross assets (including leverage but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets), and therefore, GC Advisors benefits when we incur debt or use leverage. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase. Additionally, under the incentive fee structure, GC Advisors benefits when capital gains are recognized and, because it determines when a holding is sold, GC Advisors controls the timing of the recognition of capital gains. Our board of directors is charged with protecting our interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While not expected to review or approve each borrowing, our independent directors periodically review GC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. See “Business — Management Agreements — Board Approval of the Investment Advisory Agreement.”

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

About Golub Capital

Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of October 1, 2025, Golub Capital had over $85.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over 420 middle-market sponsors and repeat transactions with over 280 sponsors.

Golub Capital’s middle-market lending group is managed by an eight member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. As of September 30, 2025, Golub Capital had more than 230 investment professionals supported by more than 800 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

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

Market Environment: We believe middle market investments are likely to excel in uncertain market environments and that these investments have historically generated premium yields with more desirable structures for lenders as compared to large corporate loans.(1) In addition, we believe the recent credit market dislocation will accelerate the market share shift toward well-positioned larger platforms. On the other hand, we believe that there has been increased competition for direct lending to middle market businesses, which would be expected to result in less favorable pricing terms for our potential investments. If we match our competitors’ pricing, terms and structure, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Golub Capital’s scale, product suite, entrenched relationships and strong market position will continue to allow us to find investment opportunities with attractive risk-adjusted returns.

(1) PitchBook LCD “High-End Middle Market Lending Review Q4 2024” – New-issue first-lien yield-to-maturity. Middle-Market loans have, on average, generated higher yields in comparison to large corporate loans based on data starting in January 2000.

Competitive Strengths

Deep, Experienced Management Team. We are managed by GC Advisors, which has access through the Staffing Agreement to the resources and expertise of Golub Capital’s more than 1,000 employees, led by Lawrence E. Golub, chief executive officer of GC Advisors and an interested director of Golub Capital BDC 4, and David B. Golub, our chairman, president and chief executive officer. As of September 30, 2025, Golub Capital’s more than 230 investment professionals had an average of approximately 13 years of investment experience and were supported by more than 800 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. GC Advisors also manages (i) Golub Capital BDC, Inc., a Delaware corporation, or GBDC; (ii) Golub Capital Direct Lending Corporation, a Maryland corporation, or GDLC; (iii) Golub Capital Direct Lending Unlevered Corporation, a Maryland corporation, or GDLCU; and (iv) Golub Capital Private Credit Fund, a Delaware statutory trust, or GCRED, each of which has elected to be regulated as a business development company, have investment mandates similar to ours, and primarily focus on investing in one stop and other senior secured loans and in the case of GBDC, whose shares of common stock are publicly traded on the Nasdaq Global Select Market. Golub Capital seeks to hire and retain high-quality investment professionals and reward those personnel based on investor returns.

Leading U.S. Debt Platform Provides Access to Proprietary Relationship-Based Deal Flow. GC Advisors gives us access to the deal flow of Golub Capital, one of the leading middle-market lenders in the United States. Golub Capital has been a top 3 Traditional Middle-Market Bookrunner each year from 2008 through Q2 2025 for senior secured loans of up to $500.0 million for leveraged buyouts, ranked by number of deals completed, based on London Stock Exchange Group (“LSEG”) Data & Analytics and Golub Capital internal data. We believe this market position makes Golub Capital the first choice lender to many sponsors. Since its inception, Golub Capital has closed deals with over 420 middle-market sponsors and repeat transactions with over 280 sponsors. We believe that Golub Capital receives relationship-based “early looks” and “last looks” at many investment opportunities in the U.S. middle-market market, allowing it to be highly selective in the transactions it pursues.

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

Investment Process Overview

We view our investment process as consisting of four distinct phases described below:

Origination.  GC Advisors sources investment opportunities through access to a network of over 36,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. The investment professionals of Golub Capital have a long and successful track record investing in companies across many industry sectors. Collectively, these investment professionals have closed investments in over 2,700 loans/transactions at Golub Capital. Golub Capital’s investments have been made in the following industries, among others: healthcare, restaurant and retail, software, digital and technology services, specialty manufacturing, business services, consumer products and services, food and beverages, aerospace and defense and value-added distribution.

Golub Capital has principal lending offices in North America, Europe, Asia and the Middle East. Each of Golub Capital’s originators maintains long-standing customer relationships and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which we believe enables GC Advisors to be highly selective in recommending investments to us.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2025 and 2024:

	September 30, 2025			September 30, 2024
Internal Performance Rating	Investments at Fair Value (In thousands)		Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$144,827		6.5%	$1,142	0.1%
4	2,053,909		93.0	1,303,520	99.4
3	10,438		0.5	6,339	0.5
2	0	*	0.0 †	—	—
1	—		—	—	—
Total	$2,209,174		100.0%	$1,311,001	100.0%
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

Investments

We seek to create a portfolio that includes primarily one stop and other senior secured loans by investing approximately $5.0 million to $35.0 million of capital, on average, in the securities of middle-market companies. We also selectively invest more than $35.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2025, as well as the top ten industries in which we were invested as of September 30, 2025, calculated as a percentage of our total investments at fair value as of such date.

Portfolio Company	Investments at Fair Value (In thousands)	Percentage of Total Investments
Denali Intermediate Holdings, Inc.	$44,955	2.0%
Denali Bidco Limited	39,159	1.8
Quick Quack Car Wash Holdings, LLC	36,242	1.6
Anaplan, Inc.	34,368	1.6
National Express Wash Parent Intermediate Holdco, LLC	31,507	1.4
Viper Bidco, Inc.	30,245	1.4
Apex Service Partners, LLC	29,568	1.3
Crunch Holdings, LLC	29,294	1.3
GHX Ultimate Parent Corporation	28,777	1.3
Crewline Buyer, Inc. (New Relic)	28,293	1.3
	$332,408	15.0%

Industry	Investments at Fair Value (In thousands)	Percentage of Total Investments
Software	$590,302	26.7%
Diversified Consumer Services	150,189	6.8
Hotels, Restaurants & Leisure	128,251	5.8
Specialty Retail	126,384	5.7
Insurance	119,150	5.4
Healthcare Technology	109,991	5.0
Healthcare Providers & Services	108,172	4.9
Automobiles	101,466	4.6
Commercial Services & Supplies	96,815	4.4
Professional Services	80,355	3.7
	$1,611,075	73.0%

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
•We are subject to risks associated with the 2025 Debt Securitization and the Revolving Credit Facilities.
•The majority of our portfolio investments are valued using the investment’s fair value as determined in good faith by our Valuation Designee and, as a result, there could be uncertainty as to the value of our portfolio investments.
•The Board could change our investment objective, operating policies and strategies without prior notice or stockholder approval.
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

Incentive Fee Cap

The components of the Incentive Fee are calculated as described below. The Income Incentive Fee is payable quarterly in arrears and the Capital Gain Incentive Fee is payable at the end of each calendar year in arrears following the Waiver Period (or, in each case, upon termination of the Investment Advisory Agreement, as of the termination date). The Subordinated Liquidation Incentive Fee, if earned, is payable upon the closing of a Liquidity Event.

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

If, for any relevant period, the Incentive Fee Cap calculation results in us paying less than the amount of the Income Incentive Fee and the Capital Gain Incentive Fee calculated as described below, then the difference between such components of the Incentive Fee and the Incentive Fee Cap will not be paid by us, and will not be received by GC Advisors either at the end of such relevant period or at the end of any future relevant period. For the avoidance of doubt, our stockholders benefit from a reduction in the amount of Incentive Fees that we pay, and that they pay indirectly, equal to the sum of the differences, if any, between (a) the sum of the Income Incentive Fee and the Capital Gain Incentive Fee and (b) the Incentive Fee Cap.

Income and Capital Gain Incentive Fee Calculation

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
•100% of that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate until amounts payable to GC Advisors pursuant to the Income Incentive Fee equal 10% of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply. This portion of our Pre-Incentive Fee Net Investment Income is referred to as the “catch-up” provision; and
•10% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any Performance Period (as defined in the Investment Advisory Agreement).

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

The Capital Gain Incentive Fee is calculated on a cumulative basis from the date of our election to be regulated as a business development company through the end of each calendar year or the termination of the Investment Advisory Agreement. However, in accordance with GAAP, we are required to accrue for the Capital Gain Incentive Fee on a quarterly basis and are further required to include the aggregate unrealized capital appreciation on investments when calculating the capital gain incentive fee accrual under GAAP, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 20% of such amount (10% prior to the closing of a Liquidity Event), less the aggregate amount of the actual Capital Gain Incentive Fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period could result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period.

There can be no assurance that such unrealized capital appreciation will be realized in the future. From inception through September 30, 2025, we have not made any Capital Gain Incentive Fee payments. For the years ended September 30, 2025 and 2024, we accrued a capital gain incentive fee under GAAP of $0.5 million and $0.9 million, respectively, none of which was payable pursuant to the Investment Advisory Agreement. For the year ended September 30, 2023, we did not accrue a capital gain incentive fee under GAAP.

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

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect for an initial two-year term and thereafter shall continue in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by GC Advisors and could be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities, by vote, can also terminate the Investment Advisory Agreement without penalty. See “Risk Factors — Risks Relating to our Business and Structure — We are dependent upon GC Advisors for our future success and upon their access to the investment professionals and partners of Golub Capital and its affiliates.”

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

Approval of the Investment Advisory Agreement

At a meeting of our board of directors held in May 2025, our board of directors voted unanimously to re-approve the Investment Advisory Agreement. In reaching a decision to approve the Investment Advisory Agreement, our board of directors reviewed a significant amount of information and considered, among other things:

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

Administration Agreement

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator can retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to review and approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. Our board of directors reviews the expenses reimbursed to the Administrator, including any allocation of expenses among us and other entities for which the Administrator provides similar services, to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In May 2025, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. The Administration Agreement can be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. On April 1, 2022, our sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act to us, effective as of April 2, 2022 and declined our offer to repurchase the sole stockholder’s outstanding shares of our common stock. As a result of such approval, the asset coverage requirement applicable to us is reduced from 200% to 150% so long as we continue to meet certain disclosure requirements. In other words, under the 1940 Act, we will be able to borrow $2 for investment purposes for every $1 of investor equity under the 150% asset coverage test, as opposed to borrowing $1 for investment purposes for every $1 of investor equity under the 200% asset coverage test. As of September 30, 2025, our asset coverage for borrowed amounts was 188.5%.

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

Proxy Voting Records

You can obtain information without charge about how GC Advisors voted proxies during the most recent 12-month period ended September 30, 2025 by making a written request for proxy voting information to: Golub Capital BDC 4, Inc., Attention: Investor Relations, 200 Park Avenue, 25th Floor, New York, NY 10166, or by calling Golub Capital GBDC 4, Inc. to collect at (212) 750-6060.

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

GC Advisors and its affiliates, as well as certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, have received exemptive relief from the SEC that permits us, among other things, to co-invest alongside these other funds and accounts, in certain privately placed investments that involve the negotiation of certain terms of the investments to be purchased (in addition to price-related terms), subject to certain conditions. We believe that co-investment by us and other funds and accounts sponsored or managed by GC Advisors and its affiliates could afford us additional investment opportunities and the ability to achieve greater diversification.

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

Election to Be Taxed as a RIC

As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends for U.S. federal income tax purposes to our stockholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends for U.S. federal income tax purposes of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible U.S. federal excise tax imposed on RICs, we must timely distribute dividends for U.S. federal income tax purposes to our stockholders in respect to each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were recognized but not distributed during such years and on which we did not incur any liability to pay federal income tax, or the Excise Tax Avoidance Requirement.

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

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we generally would be subject to tax on all of our taxable income at regular corporate rates. The Code provides some relief from RIC disqualification due to inadvertent failures to comply with the 90% Income Test and the Diversification Tests, although there could be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.

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

We will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the U.S. federal tax status of each year’s distributions generally will be reported to the IRS. Distributions can also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation.

Until and unless we are treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) as a result of either (i) shares of our common stock and our preferred stock collectively being held by at least 500 persons at all times during a taxable year, (ii) shares of our common stock being continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (iii) shares of our common stock being treated as regularly traded on an established securities market. Until and unless we are treated as a publicly offered regulated investment company for any taxable year, for purposes of computing the taxable income of U.S. stockholders that are individuals, trusts or estates, (i) distributions from our earnings will be computed without taking into account such U.S. stockholders’ allocable shares of the management and incentive fees paid to our investment adviser and certain of our other expenses, (ii) each such U.S. stockholder will be treated as having paid or incurred such U.S. stockholder’s allocable share of these fees and expenses and (iii) each such U.S. stockholder’s allocable share of these fees and expenses will be treated as miscellaneous itemized deductions by such U.S. stockholder. Miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate.

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

Certain properly reported dividends received by a Non-U.S. stockholder generally are exempt from U.S. federal withholding tax when they (1) are paid in respect of our “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% stockholder, reduced by expenses that are allocable to such income), or (2) are paid in connection with our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for a tax year) as well as if certain other requirements are satisfied. Nevertheless, it should be noted that in the case of shares of our stock held through an intermediary, the intermediary could have withheld U.S. federal income tax even if we reported the payment as an interest-related dividend or short-term capital gain dividend. Moreover, depending on the circumstances, we could report all, some or none of our potentially eligible dividends as derived from such qualified net interest income or as qualified short-term capital gains, or treat such dividends, in whole or in part, as ineligible for this exemption from withholding.

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

Item 1A. Risk Factors
You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC. The risks set out below are known material risks but not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us could also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value (“NAV”) could decline, and you could lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Related to Our Business and Structure
We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
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
You should also be aware that a rise in the general level of interest rates typically will lead to higher interest rates applicable to our debt investments, which could result in an increase in the amount of incentive fees payable to GC Advisors. In addition, a decline in the prices of the debt we own could adversely affect our NAV. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock.
Conversely, in a period of declining interest rates, we would expect certain obligations to be paid off by the obligor more quickly than originally anticipated, and we could have to invest the proceeds in investments with lower yields. In periods of falling interest rates, the rate of prepayments has historically tended to increase (as does price fluctuation) as borrowers are motivated to pay off debt and refinance at new lower rates. During such periods, we would expect reinvestment of the prepayment proceeds by us to generally be at lower rates of return than the return on the investments that were prepaid.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
A number of entities compete with us to make the types of investments that we plan to make, and we believe that recent market trends have increased the number of competitors seeking to invest in loans to private, middle-market companies in the United States. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors could have access to funding sources that are not available to us. In addition, some of our competitors could have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our treatment as a RIC. The competitive pressures we face could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we can provide no assurance that we will be able to take advantage of attractive investment opportunities that arise from time to time, and we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objective.
An excess of the amount of capital in the private debt markets and overall competition for loans could result in short term returns for us that are lower than our long-term targets. In the event these conditions continue for an extended amount of time, they could have a material adverse effect on our business, financial condition and results of operations.
Identifying, structuring and consummating investments involves competition among capital providers and market and transaction uncertainty. GC Advisors can provide no assurance that it will be able to identify a sufficient number of suitable investment opportunities or to avoid prepayment of existing investments to satisfy our investment objectives, including as necessary to effectively structure new debt securitizations, credit facilities or other forms of leverage. This could result in GC Advisors calling a smaller portion of capital commitments in the private placement of our common stock or calling capital commitments more slowly than it otherwise would.
The loan origination market is very competitive, which can result in loan terms that are more favorable to borrowers, and conversely less favorable to lenders, such as lower interest rates and fees, weaker borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Increased competition could cause us to make more loans that are “covenant-lite” in nature and, in a distressed scenario, there can be no assurance that these loans will retain the same value as loans with a full package of covenants. As a result of these conditions, the market for leveraged loans could become less advantageous than expected for us, and this could increase default rates, decrease recovery rates or otherwise harm our returns.
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
These conditions could also result in increased default rates and credit downgrades, and affect the liquidity and pricing of the investments made by us. Conversely, periods of economic stability and increased competition among capital providers could increase the difficulty of locating investments that are desirable for us.

With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors could make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we compete generally on the basis of pricing terms. With respect to all investments, we could lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we could experience decreased net interest income, lower yields and increased risk of credit loss. We will also compete for investment opportunities with accounts managed or sponsored by GC Advisors or its affiliates. Although GC Advisors allocates opportunities in accordance with its allocation policy, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and thus not necessarily be in the best interests of us and our security holders. Moreover, the performance of investments will not be known at the time of allocation.
Changing interest rates could affect the value of our investments and make it more difficult for portfolio companies to make periodic payments on their loans.
Interest rate risk refers to the risk of market changes in interest rates. Interest rate changes affect the value of debt. In general, rising interest rates will negatively impact the price of fixed rate debt, and falling interest rates will have a positive effect on price. Adjustable-rate debt also reacts to interest rate changes in a similar manner, although generally to a lesser degree. Interest rate sensitivity is generally larger and less predictable in debt with uncertain repayment or prepayment schedules. Further, rising interest rates, which have been experienced in the United States and many other countries around the world in recent years, make it more difficult for borrowers to repay debt, which could increase the risk of payment defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows. In periods of falling interest rates, the probability that loans will be pre-paid increases as borrowers tend to refinance their debt to reduce their borrowing costs. In such periods, there is a risk that we might not be able to invest in new loans on the same terms, or at all. If we cannot invest in new loans on terms that are the same or better than the investments that are repaid, our operations and financial conditions could be adversely affected. In addition, falling interest rates could lead to loans generating lower returns for us for the same level of risk. We could therefore need to invest in riskier loans to achieve the same level of returns.

We are dependent upon GC Advisors for our success and upon its access to the investment professionals and partners of Golub Capital and its affiliates.
We do not have any internal management capacity or employees. We rely on GC Advisors to manage and conduct our affairs and make all investment decisions. Subject to the oversight of the Board, GC Advisors has sole discretion in originating, structuring, negotiating, purchasing, financing and eventually divesting our investments, and our investors will not be able to evaluate for themselves the merits of particular investments prior to us making such investments. We depend on the diligence, skill and network of business contacts of the senior investment professionals of GC Advisors to achieve our investment objective. GC Advisors’ investment committee, which consists of two members of our board of directors and additional employees of Golub Capital LLC, provides oversight over our investment activities. We also cannot assure you that we will replicate the historical results achieved by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. We expect that GC Advisors will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that the senior investment professionals of GC Advisors will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Golub Capital LLC and its affiliates and do not develop new relationships with other sources of investment opportunities, we can provide no assurance that GC Advisors or its affiliates will be able to identify appropriate replacements or grow our investment portfolio. The loss of any member of GC Advisors’ investment committee or of other senior investment professionals of GC Advisors and its affiliates would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.
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
GC Advisors is highly dependent on relationships with private equity sponsors in connection with the sourcing of investments. If these sponsors find new sources of debt capital that are more advantageous to them, or if GC Advisors suffers reputational harm such that it becomes a less attractive source of capital for private equity sponsors, GC Advisors could have difficulty finding and sourcing new middle-market debt investments. Private equity sponsors could experience financial distress, which could be related or unrelated to the portfolio companies to which we have exposure. Once in financial distress, sponsors likely would be unable to provide the same level of managerial, operating or financial support to these portfolio companies, resulting in an increased risk of default by such portfolio companies. Additionally, increased or changed regulations to which private equity sponsors are subject could impact how they do business. We could have exposure to private equity sponsor controlled companies that have completed one or more dividend recapitalizations, thereby allowing such sponsors to substantially reduce or eliminate their net investments in underlying portfolio companies. These investments generally present different investment characteristics than investments where private equity sponsors retain significant net contributed capital positions in the underlying portfolio companies. These investments could experience a higher rate of default. Even when a default does not occur, a private equity sponsor could be less willing to provide ongoing financial support to a portfolio company after it has received one or more capital distributions on its investment.

We believe that purchase price multiples of companies (as measured, in general terms, by the price paid by a private equity sponsor to purchase a company divided by the company’s trailing twelve-month earnings) to which we have direct or indirect exposure are very high by historical standards. When determining the appropriate amount of financing to provide a prospective borrower, GC Advisors considers the value cushion as measured by the difference between the enterprise value of the company and the total amount of financing. If market purchase price multiples decline or if a borrower to which we are directly or indirectly exposed experiences financial distress, the value cushion supporting our investment could deteriorate and the investment could become impaired, resulting in losses for us.

We can provide no assurance that we will be able to replicate the historical results achieved by other entities managed or sponsored by members of GC Advisors’ investment committee, or by GC Advisors or its affiliates.
Investors are cautioned that past investment performance of similar portfolios and other investment vehicles managed by GC Advisors or its affiliates is not indicative of how we will perform. Our investments could differ from some existing accounts and funds that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. We often co-invest in portfolio investments with other accounts sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or its affiliates. Such investments are subject to regulatory limitations and, in some instances approvals by directors who are not “interested persons,” as defined in the 1940 Act. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved by us or by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved in prior periods. Additionally, all or a portion of the prior results were achieved in particular market conditions that might never be repeated. Moreover, current or future market volatility and regulatory uncertainty can have an adverse impact on our future performance.

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
In serving in these multiple capacities, GC Advisors and its personnel have obligations to other clients or investors in those entities, the fulfillment of which could conflict with the best interests of us or our stockholders. Economic disruption and uncertainty precipitated by certain events, including, for example, public health crises could require GC Advisors and its affiliates to devote additional time and focus to existing portfolio companies in which other funds and accounts managed by GC Advisors and its affiliates hold investments. Furthermore, there is an incentive for GC Advisors’ personnel to devote resources, time and attention to investments or business lines based on the possibility of earning fees or other benefits associated with such investments or business lines, even though such investments or business lines might be of little or no benefit to any particular clients of GC Advisors, including GBDC 4. The allocation of time and focus by personnel of GC Advisors and its affiliates to existing portfolio company investments held by other funds and accounts could reduce the time that such individuals have to spend on our investing activities.

Our investment objective overlaps with the investment objectives of other affiliated accounts. For example, GC Advisors and its affiliates currently manage GBDC, GDLC, GDLCU, GCRED and multiple private funds and separate accounts that pursue an investment strategy similar to, or overlapping with ours, some of which will seek additional capital from time to time. We compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, GC Advisors and its affiliates face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors and, in certain circumstances, in the timing of the sale of an investment. Certain of these accounts provide for higher management or incentive fees, allow GC Advisors to recover greater expense reimbursements or overhead allocations, and/or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which could contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy.
However, there can be no assurance that such opportunities will be allocated to us fairly or equitably over any given time period, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us. Furthermore, we may receive smaller allocations relative to larger accounts, and/or receive larger allocations relative to our size as compared to allocations to larger accounts. With respect to the sale of investments, the sale of an investment by one account advised by GC Advisors or its affiliates could potentially adversely affect the market value of the interests in such investment that continue to be held by other accounts, including us.

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
Additionally, the incentive fee payable by us to GC Advisors could create an incentive for GC Advisors to cause us to realize capital gains or losses that are not in the best interests of us or our stockholders. Under the incentive fee structure, GC Advisors benefits when we recognize capital gains and, because GC Advisors determines when an investment is sold, GC Advisors controls the timing of the recognition of such capital gains. The Board is charged with protecting our stockholders’ interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation.

The part of the management and incentive fees payable to GC Advisors that relates to our net investment income is computed and paid on income that includes income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, zero coupon securities, and other deferred interest instruments. This compensation arrangement creates an incentive for GC Advisors to make investments on our behalf that are riskier or more speculative, including debt financings that provide for deferred interest, rather than current cash payments of interest. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. GC Advisors has an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the fees even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because GC Advisors is not obligated to reimburse us for any fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.
Our securities could be purchased by GC Advisors or its affiliates.
Affiliates of GC Advisors have purchased, and GC Advisors and its affiliates in the future expect to purchase, certain of our securities. The purchase of our securities, including shares of our common stock, by GC Advisors and its affiliates could create certain risks. For example, GC Advisors and its affiliates could have an interest in disposing of our securities at a date that differs from that of our other investors so as to recover their investment in such securities.
The valuation process for certain of our portfolio holdings creates a conflict of interest.
The majority of our portfolio investments are in the form of securities that are not publicly-traded. The fair value of such instruments could be difficult to determine. As a result, the Valuation Designee, subject to oversight by the Board, determines the fair value of these securities in good faith.
Valuations of private investments and private companies require judgment, are inherently uncertain, often fluctuate and are frequently based on estimates and not readily observable values. It is possible that determinations of fair value will differ materially from the values that would have been used if an active market for these investments existed. If determinations regarding the fair value of investments were materially higher than the values that were ultimately realized upon the sale of such investments, the returns to our investors would be adversely affected.
In connection with that determination, the Valuation Designee will provide the Board with quarterly, annual and additional reporting, as needed, in accordance with valuation policies and procedures approved by the Board. The participation of GC Advisors’ investment professionals in our valuation process, and the indirect pecuniary interest in GC Advisors by Lawrence E. Golub and David B. Golub, results in a conflict of interest as GC Advisors’ management fee is based, in part, on our average adjusted gross assets and our capital gain and subordinated liquidation incentive fees are based, in part, on unrealized gains and losses.
Conflicts related to other arrangements with GC Advisors or its affiliates.
We have entered into a license agreement with Golub Capital LLC, under which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.” See “Management Agreements — License Agreement.” In addition, we pay to the Administrator our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. These arrangements create conflicts of interest, including in the allocation of expenses and the enforcement of the respective agreements, that the Board must monitor.

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
We can, however, invest alongside GC Advisors’ and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law, interpretations of the staff of the SEC (the “Staff”), and/or any co-investment exemptive relief order from the SEC, as applicable. For example, we can invest alongside such accounts consistent with guidance promulgated by the Staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that GC Advisors, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We can also invest alongside GC Advisors’ other clients as otherwise permissible under regulatory guidance, applicable regulations and GC Advisors’ allocation policy. Under this allocation policy, GC Advisors will determine the amount of any proposed investment to be made by us and similar eligible accounts. We expect that these determinations will be made similarly for other accounts sponsored or managed by GC Advisors and its affiliates. Furthermore, we may receive smaller allocations relative to larger accounts, including accounts that can incur material amounts of leverage, and/or receive larger allocations relative to our size as compared to allocations to larger accounts. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed investment, the opportunity will be allocated in accordance with GC Advisors’ pre-transaction determination.
Where there is an insufficient amount of an investment opportunity to fully satisfy us and other accounts sponsored or managed by GC Advisors or its affiliates, the allocation policy further provides that allocations among us and other accounts will generally be made pro rata in proportion to the level of investment that we and any other eligible accounts initially sought, subject to compliance with the terms of any applicable co-investment exemptive relief from the SEC. In situations in which co-investment with other entities sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, GC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. GC Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time. However, there can be no assurance that investment opportunities will be allocated to us fairly or equitably over any given time period, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable for us.
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
In situations in which co-investment with other accounts sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, such as when, in the absence of the exemptive relief described below, we and such other accounts cannot make investments in the same issuer or where the different investments could be expected to result in a conflict between our interest and those of other accounts, GC Advisors needs to decide whether we or such other accounts will proceed with such investments. GC Advisors makes these determinations based on its policies and procedures, which generally require that such investment opportunities be offered to eligible accounts on a basis that is fair and equitable over time. Moreover, we generally will be unable to invest in an issuer in which an account sponsored or managed by GC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions limit the scope of investment opportunities that would otherwise be available to us.

We expect to co-invest on a concurrent basis with other affiliates of funds and accounts advised by GC Advisors or its affiliates, unless doing so is impermissible with existing regulatory guidance, applicable regulations, the terms of any exemptive relief granted to us and our allocation procedures. We, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, have received exemptive relief from the SEC that permits us, among other things, to co-invest with other funds and accounts managed by GC Advisors or its affiliates in certain privately-placed investments that involve the negotiation of certain terms of the securities to be purchased (in addition to price-related terms), subject to certain conditions. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates could afford us additional investment opportunities and the ability to achieve greater diversification. GC Advisors could determine that we should not participate in certain transactions and for certain other transactions. GC Advisors may not have the opportunity to cause us to participate. In addition, even if we and any such other entities sponsored or managed by GC Advisors or its affiliates invest in the same securities or loans, conflicts of interest could still arise. For example, it is possible that, as a result of legal, tax, regulatory, accounting, political or other considerations, the terms of such investment (and divestment thereof) (including with respect to price and timing) for us and such other entities advised by GC Advisors and its affiliates could differ. Additionally, we and such other entities advised by GC Advisors and its affiliates will generally have different investment periods and/or investment objectives (including return profiles) and, as a result, have conflicting goals with respect to the price and timing of disposition opportunities. As such, to the extent permissible under applicable law and any applicable order issued by the SEC, we and such other entities could dispose of co-investments at different times and on different terms.
We have entered into the Adviser Revolver, resulting in a conflict of interest between GC Advisors’ obligation to act in its own best interest and in our best interest.
We have entered into the Adviser Revolver, an unsecured revolving loan agreement with GC Advisors. GC Advisors has a conflict of interest between its obligation to act in our best interest and its own best interest. Any such loans or advances made to us under the Adviser Revolver will be consistent with applicable law, GC Advisors’ fiduciary obligations to act in our best interests, our investment objectives, and the asset coverage ratio requirements under the 1940 Act. The terms associated with any such loans from GC Advisors or its affiliates, including the interest charged, shall, in the aggregate, be no more favorable to GC Advisors or its affiliates than could be obtained in an arm’s-length transaction but will not necessarily be on the same terms or at the same interest rate charged by GC Advisors to other funds that it manages. Neither GC Advisors nor any of its affiliates is obligated to extend any such loans to us and such loans will not necessarily be made available to us in the same amounts or on the same economic terms as are made available to other funds advised by GC Advisors or its affiliates, or at all. In the event that we are required to find third-party financing in place of or in addition to loans from GC Advisors and its affiliates, such third-party financing could be at less favorable economic terms than the loans from GC Advisors and its affiliates, which could reduce our returns.
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
GC Advisors will generally not make any investment on behalf of us that it does not believe to be in our best interest viewed on an overall basis. However, conflicts can arise in any particular transaction between obtaining the most advantageous terms for an investment, which benefits us and other clients of GC Advisors participating in that investment, and maintaining GC Advisors’ relationship with a borrower or private equity sponsor, which likely serves the long-term best interests of GC Advisors’ clients overall, including us. For example, affiliates of GC Advisors hold relatively small, minority investments in unaffiliated private equity funds, which arguably creates an incentive for GC Advisors to cause us to invest in portfolio companies owned by such private equity funds and to treat such portfolio companies more favorably in a workout situation. As another example of the conflicts that could arise, GC Advisors is permitted to reduce or waive transaction or prepayment fees, offer loan terms that are more favorable to the borrower (and conversely, less favorable to us), accept a below target position size, agree to amend certain terms or waive existing terms or defaults or make other similar concessions to maintain or improve a relationship with a private equity sponsor or borrower, which GC Advisors believes could increase the likelihood of repeat business that will benefit us and GC Advisors’ other clients.
GC Advisors operates in multiple business lines and jurisdictions and could pursue additional business lines or operations in additional jurisdictions, which could create a conflict of interest in the allocation of its time and focus.
While Golub Capital maintains several major business lines, it has explored and will continue to explore opportunities outside these business lines. Such activity could adversely affect us. These risks include, but are not limited to, reputational damage, loss of management attention and time due to multiple constraints, regulatory sanctions, adverse impact to business relationships, increased competition of capital allocations, and expansion of potential risks to GC Advisors’ business as a whole outside those previously disclosed. New business lines could also exacerbate existing conflicts of interest and raise new conflicts.
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
GC Advisors is expanding its global footprint and opening offices in several new jurisdictions to improve outreach to prospective investors in such jurisdictions. Such expansion subjects its operations to the legal and regulatory regimes of these jurisdictions and could adversely affect us. These risks include, but are not limited to, increased compliance costs, loss of management attention and time, and increased competition for capital allocations.

Golub Capital could pursue strategic transactions, which could create a conflict of interest in the allocation of GC Advisors’ time and focus.
Golub Capital could engage in any number of strategic transactions, which could be material and which could include, for example, acquisitions, divestitures, joint ventures, new business formations, restructurings, launches of new investment fund strategies and structures or a fund that pursues a strategy that is different than what Golub Capital has historically focused on. Golub Capital has also previously sold passive, non-voting minority stakes in its management companies and could sell further stakes in itself or in its affiliates or acquire stakes in other asset managers, service providers or investment vehicles, including to or from investors in GBDC 4.

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
We as well as GC Advisors and its affiliates participate in a highly regulated industry and are each subject to formal and informal inquiries, audits and reviews and could be subject to regulatory investigations and enforcement actions, in each case, from numerous regulatory authorities. There can be no assurance that we and GC Advisors and/or any of its affiliates will avoid regulatory investigation and possible enforcement actions stemming therefrom. GC Advisors is a registered investment adviser and, as such, is subject to the provisions of the Investment Advisers Act, the rules adopted thereunder and SEC or Staff interpretations thereof, all of which are subject to change. Unpublished or changing Staff interpretations could contradict the advice of our outside counsel, which could expose us and GC Advisors to regulatory scrutiny. There can be no assurance that we and our affiliates will avoid regulatory investigations or enforcement actions. Changes in regulation or regulatory interpretations could increase the costs and risks to which we and our clients are subject.

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

We will be subject to corporate-level income tax if we are unable to qualify for taxation as a RIC.
In order to qualify for taxation as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for dividends paid, to our stockholders each taxable year. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify for taxation as a RIC. If we are unable to obtain cash from other sources, we could fail to qualify for taxation as a RIC and, thus, could be subject to corporate-level income tax irrespective of the level of distributions paid to our stockholders. To qualify for taxation as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements could result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and could result in substantial losses. If we fail to qualify for taxation as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our securityholders. See “Business —Taxation as a RIC.”
We could need to raise additional capital to grow because we must distribute most of our income.
We can offer no assurance that we would be successful in meeting our target for capital commitments from investors in the private placement of our common stock or that we could raise a sufficient amount of capital to permit us to effectively implement our investment strategy and objectives. As a result, we could need additional capital to fund new investments and grow our portfolio of investments. We may access the capital markets to issue debt or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, in order to qualify for taxation as a RIC, we are required to distribute to our stockholders each taxable year an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid as dividends for U.S. federal income tax purposes. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which could have an adverse effect on the value of our securities. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we could receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy.
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

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that includes income that has been accrued but not yet received in cash, such as accrued market discount, as well as income attributable to debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest or other income previously used in the calculation of the incentive fee will become uncollectible, and GC Advisors has no obligation to refund any fees it received in respect of such accrued income.

Since in certain cases we could recognize income before or without receiving cash representing such income, we could have difficulty meeting the requirement to distribute dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our stockholders in order to maintain our qualification as a RIC. In such a case, we could have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we could fail to qualify for taxation as a RIC and thus be subject to corporate-level income tax. See “Business — Taxation as a RIC.”
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
Our investment period, or the Investment Period, could be extended.
Our investment period, or the Investment Period, commenced on the Initial Closing Date and will end on the sixth anniversary of the Initial Closing Date, provided that (i) upon the approval of our board of directors, the Investment Period can be extended for up to two additional one-year periods and (ii) upon the request of the Board and the approval of our stockholders, the Investment Period can be further extended. If an extension is approved, the Investment Period and, consequently, the term could be extended, thereby allowing us to make additional commitments for a longer duration. If an extension is approved, Investors will be required to fund drawdown purchases for a period beyond the original six-year term. In addition, an extension of the Investment Period will delay the commencement of the wind down period, a Liquidity Event, if any, and our ultimate liquidation.
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
We could issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the current provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals the percentage of gross assets less all liabilities and indebtedness not represented by senior securities after each issuance of senior securities that is applicable to us under Section 61 of the 1940 Act. Following the approval of our sole stockholder of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act and subject to our compliance with certain disclosure requirements, effective as of April 2, 2022, under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. Under the reduced 150% asset coverage requirement, we are permitted under the 1940 Act to have a debt-to-equity ratio of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement that would otherwise apply to us as a business development company. If the value of our assets declines, we could be unable to satisfy this ratio. If that happens, we could be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such activities could be disadvantageous. This could have a material adverse effect on our operations, and we may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.
If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. We do not, however, anticipate directly issuing debt securities in the next 12 months. As of September 30, 2025, we had $1,189.6 million of outstanding borrowings, including $799.3 million outstanding under the 2025 Debt Securitization.
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
We are not generally able to issue and sell our common stock at a price below the NAV per share. We could, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if the Board determines that such sale is in the best interests of us and our stockholders, and, in certain cases, if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold cannot be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time would decrease, and holders of our common stock could experience dilution.
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
The use of leverage accelerates and increases the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will depend on GC Advisors’ and the Board’s assessment of market and other factors at the time of any proposed borrowing. While we intend to target a leverage ratio of 0.85x to 1.25x debt-to-equity, this limitation will not prevent us from incurring additional leverage or otherwise exceeding such leverage ratio to the full extent permissible under the 1940 Act, including during periods when we are experiencing unusual market volatility or other unexpected conditions.

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
We could issue senior debt securities to banks, insurance companies and other lenders and/or enter into reverse repurchase agreements or similar transactions. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We have the ability to pledge up to 100% of our assets and can grant a security interest in all of our assets under the terms of any debt instruments we could enter into with lenders. The terms of our existing indebtedness require us to comply with certain financial and operational covenants, and we expect similar covenants in future debt instruments. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our NAV to decline more sharply than it otherwise would have had we not used leverage, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our common stock or any outstanding preferred stock. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to GC Advisors.
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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2025, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns could be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(1)	(29.13)%	(18.38)%	(7.63)%	3.12%	13.87%
(1)Assumes $2,297.4 million in total assets, $1,189.6 million in debt outstanding and $1,068.6 million in net assets as of September 30, 2025 and an effective annual interest rate for the year ended September 30, 2025 of 6.9%.
Based on our outstanding indebtedness of $1,189.6 million as of September 30, 2025 and the effective annual interest rate, which includes amortization of debt financing costs, amortization of discounts on notes issued and non-usage facility fees of 6.9%, as of that date, our investment portfolio would have been required to experience an annual return of at least 3.5% to cover annual interest payments on the outstanding debt.

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
We are subject to risks associated with the 2025 Debt Securitization.
As a result of the 2025 Debt Securitization, we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” in this annual report on Form 10-K to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity could issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. The special purpose entity that issued the notes in the 2025 Debt Securitization was the 2025 Issuer (such special purpose entity, a “Securitization Issuer”). In the 2025 Debt Securitization, institutional investors purchased certain notes issued by the applicable Securitization Issuer in private placements. As part of the 2025 Debt Securitization, the Company entered into a master loan sale agreement that provided for the sale of assets on the closing date as well as future sales from the Company to the 2025 Issuer through GBDC 4 CLO 1 Depositor LLC (the “CLO Depositor”). Both the 2025 Issuer and the CLO Depositor are wholly-owned subsidiaries of Golub Capital BDC 4, Inc.
We are subject to certain risks as a result of our direct or indirect interests in the junior notes and membership interests of the 2025 Issuer.
Under the terms of the respective loan sale agreement or loan sale agreements governing the 2025 Debt Securitization, we sold and/or contributed to the applicable Securitization Issuer all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such loan sale agreement. Following this transfer, the applicable Securitization Issuer held all of the ownership interest in such portfolio loans and participations.

Under the terms of the loan sale agreement entered into upon the closing of the 2025 Debt Securitization (the “Closing Date Loan Sale Agreement”) that provided for the sale of assets on the closing date as well as future sales from the Company to the 2025 Issuer through the CLO Depositor, (1) the Company sold and/or contributed to the CLO Depositor the remainder of its ownership interest in the portfolio company investments securing the 2025 Debt Securitization and participations for the purchase price and other consideration set forth in the Closing Date Loan Sale Agreement and (2) CLO Depositor, in turn, sold to the 2025 Issuer all of its ownership interest in such portfolio loans and participations for the purchase price and other consideration set forth in the Closing Date Loan Sale Agreement. Following these transfers, the 2025 Issuer, and not the CLO Depositor or the Company, holds all of the ownership interest in such portfolio company investments and participations. We made customary representations, warranties and covenants in these loan sale agreements.
As of September 30, 2025, we held indirectly through the applicable CLO Depositor, the Class C 2025 Notes, the Subordinated 2025 Notes, and 100% of the membership interests in the 2025 Issuer. As a result, we consolidate the financial statements of the 2025 Issuer, as well as our other subsidiaries, in our consolidated financial statements.

Because the Securitization Issuer and CLO Depositor are disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us or a CLO Depositor to the Securitization Issuer or by us to the CLO Depositor did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. We could, from time to time, hold asset-backed securities, or the economic equivalent thereof, issued by a securitization vehicle sponsored by another business development company to the extent permitted under the 1940 Act.
The notes and membership interests that we hold that are issued by the Securitization Issuer are subordinated obligations of the Securitization Issuer and we could be prevented from receiving cash from such Securitization Issuer.
The notes issued by the Securitization Issuers and retained by us are the most junior class of notes issued by the Securitization Issuer, are subordinated in priority of payment to the other notes issued by such Securitization Issuer and are subject to certain payment restrictions set forth in the indenture governing the notes issued by such Securitization Issuer. Therefore, we only receive cash distributions on such Notes if the Securitization Issuer has made all cash interest payments to all other notes it has issued. Consequently, to the extent that the value of the portfolio of loan investments held by the Securitization Issuer has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of any notes that we have retained at their redemption could be reduced. If the Securitization Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the 2025 Debt Securitization, cash would be diverted from the notes that we hold to first pay the more senior notes issued by such Securitization Issuer in amounts sufficient to cause such tests to be satisfied.
The Securitization Issuer is the residual claimant on funds, if any, remaining after holders of all classes of notes issued by such Securitization Issuer have been paid in full on each payment date or upon maturity of such notes under the 2025 Debt Securitization documents. As the holder of the membership interests in the Securitization Issuer, we could receive distributions, if any, only to the extent that the applicable Securitization Issuer makes distributions out of funds remaining after holders of all classes of notes issued by such Securitization Issuer have been paid in full on each payment date any amounts due and owing on such payment date or upon maturity of such notes. In the event that we fail to receive cash directly from the Securitization Issuer, we could be unable to make distributions in amounts sufficient to maintain our ability to be subject to tax as a RIC, or at all.
The interests of holders of the senior classes of securities issued by the Securitization Issuer could not be aligned with our interests.
The notes issued by the Securitization Issuer that are held by third parties (the “Senior Securitization Notes”) are debt obligations ranking senior in right of payment to other securities issued by the Securitization Issuer in the 2025 Debt Securitization. As such, there are circumstances in which the interests of holders of the Senior Securitization Notes may not be aligned with the interests of holders of the other classes of notes issued by, and membership interests of, the applicable Securitization Issuer. For example, under the terms of the Class A-1 2025 Notes and Class A-2 2025 Notes, holders of the Class A-1 2025 Notes and Class A-2 2025 Notes have the right to receive payments of principal and interest prior to holders of the Class B 2025 Notes, the Class C 2025 Notes, the Subordinated 2025 Notes, and the 2025 Issuer.

As used herein, “Controlling Class” refers to the most senior class of notes then outstanding with respect to the Securitization Issuer. If the most senior class of outstanding notes are paid in full, then the next most senior class of notes would comprise the Controlling Class under the documents governing the 2025 Debt Securitization. For example, as long as the Class A-1 2025 Notes and Class A-2 2025 Notes are outstanding, holders of such class of notes comprise the Controlling Class under the 2025 Debt Securitization. If such notes or loans are paid in full, then the Class B 2025 Notes would comprise the Controlling Class under the 2025 Debt Securitization. Holders of the Controlling Class under the applicable Debt Securitization have the right to act in certain circumstances with respect to the portfolio loans in ways that could benefit their interests but not the interests of holders of more junior classes of notes and membership interests, including by exercising remedies under the indenture in the 2025 Debt Securitization.
If an event of default has occurred and acceleration occurs in accordance with the terms of the indenture for a Debt Securitization, the Controlling Class of the 2025 Debt Securitization, as the most senior class of notes or loans then outstanding in the 2025 Debt Securitization will be paid in full before any further payment or distribution on the more junior classes of notes and membership interests. In addition, if an event of default under the 2025 Debt Securitization, holders of a majority of the Controlling Class of the 2025 Debt Securitization could be entitled to determine the remedies to be exercised under the indenture, subject to the terms of such indenture. For example, upon the occurrence of an event of default with respect to the notes issued by the 2025 Issuer, the trustee or holders of a majority of the Controlling Class could declare the principal, together with any accrued interest, of all the notes of such class and any junior classes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the 2025 Issuer. If at such time the portfolio loans were not performing well, the Securitization Issuer could not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations of holders of the notes we hold, or to pay a dividend to holders of the membership interests.
Remedies pursued by the Controlling Class could be adverse to the interests of the holders of the notes that are subordinated to the Controlling Class (which would include, for example, the Class C 2025 Notes and Subordinated 2025 Notes to the extent the Class A-1 2025 Notes, Class A-2 2025 Notes, or Class B 2025 Notes constitute the Controlling Class) and the Controlling Class will have no obligation to consider any possible adverse effect on such other interests. Thus, we cannot assure you that any remedies pursued by the Controlling Class will be in the best interests of the applicable CLO Depositor or us or that the applicable CLO Depositor or we will receive any payments or distributions upon an acceleration of the notes. In a liquidation under the 2025 Debt Securitization, the notes that we have directly or indirectly retained will be subordinated to payment of the other classes notes issued by the Securitization Issuer and could not be paid in full to the extent funds remaining after payment of more senior notes not held by us are insufficient. In addition, after certain senior classes of notes are paid in full, the remaining noteholder could amend the applicable indenture to, among other things, direct the assignment of any remaining assets to other wholly-owned subsidiaries for a price less than the fair market value of such assets with the difference in price to be considered an equity contribution to such subsidiaries. Any failure of the Securitization Issuer to make distributions on the notes we indirectly or directly hold, whether as a result of an event of default, liquidation or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and could result in an inability of us to make distributions sufficient to maintain our ability to be subject to tax as a RIC, or at all.
The Securitization Issuer could fail to meet certain asset coverage tests.
Under the documents governing the 2025 Debt Securitizations, there are two asset coverage tests applicable to the Class A-1 2025 Notes, the Class A-2 2025 Notes, the Class B 2025 Notes and the Class C 2025 Notes, with respect to the 2025 Issuer.
The first such test compares the amount of interest received on the portfolio loans held by the Securitization Issuer to the amount of interest payable in respect of the applicable class of notes. To meet this first test, in the case of the 2025 Debt Securitization, interest received on the portfolio loans must equal at least 120% of the interest payable in respect of the Class A-1 2025 Notes, Class A-2 2025 Notes and the Class B 2025 Notes taken together, and at least 110% of the interest payable in respect of the Class C 2025 Notes.

The second such test compares the principal amount of the portfolio loans of the 2025 Debt Securitization to the aggregate outstanding principal amount of the applicable class of notes. To meet this second test at any time in the case of the 2025 Debt Securitization, the aggregate principal amount of the portfolio loan must equal at least 133.9% of the Class A-1 2025 Notes, Class A-2 2025 Notes and the Class B 2025 Notes, taken together, and at least 124.5% of the Class C 2025 Notes.
If any asset coverage test with respect to a class of notes is not met, proceeds from the portfolio of loan investments that otherwise would have been distributed to the holders of the notes and membership interests that we hold will instead be used to redeem first the most senior class of notes in the 2025 Debt Securitization and then each next most senior class of notes, to the extent necessary to satisfy the applicable asset coverage tests on a pro forma basis after giving effect to all payments made in respect of the notes, which we refer to as a mandatory redemption, or to obtain the necessary ratings confirmation.
The value of the Class C 2025 Notes and the Subordinated 2025 Notes could be adversely affected by a mandatory redemption because such redemption could result in the applicable notes being redeemed at par at a time when they are trading in the secondary market at a premium to their stated principal amount and when other investments bearing the same rate of interest could be difficult or expensive to acquire. A mandatory redemption could also result in a shorter investment duration than a holder of such notes could have wanted or anticipated, which could, in turn, result in such a holder incurring breakage costs on related hedging transactions.
We could be required to assume liabilities of the Securitization Issuer and are indirectly liable for certain representations and warranties in connection with the 2025 Debt Securitization.
The structure of the 2025 Debt Securitization is intended to prevent, in the event of our bankruptcy or the bankruptcy of a CLO Depositor, if applicable, the consolidation of the Securitization Issuer with our operations or with the applicable CLO Depositor. If the true sale of the assets in the 2025 Debt Securitization was not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the applicable Securitization Issuer for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the 2025 Debt Securitization, which would equal the full amount of debt of the 2025 Debt Securitization Issuer reflected on our consolidated balance sheet. In addition, we cannot assure you that the recovery in the event we were consolidated with the Securitization Issuer for purposes of any bankruptcy proceeding would exceed the amount to which we would otherwise be entitled as the holder of the notes issued by such Securitization Issuer and retained by us had we not been consolidated with the Securitization Issuer.
In addition, in connection with the 2025 Debt Securitization, we indirectly gave the lenders certain customary representations with respect to the legal structure of the Securitization Issuer, and the quality of the assets transferred to each entity. We remain indirectly liable for any breach of such representations for the life of the 2025 Debt Securitization.
The Securitization Issuer could issue additional Notes.
Under the terms of the documents governing the 2025 Debt Securitization, the Securitization Issuer could issue additional notes and use the net proceeds of such issuance to purchase additional portfolio loans. Any such additional issuance, however, would require the consent of the collateral manager to the 2025 Debt Securitization, as applicable.
Among the other conditions that must be satisfied in connection with an additional issuance of notes, the aggregate principal amount of all additional issuances of notes may not exceed 100% of the respective original outstanding principal amount of such class of notes; the Securitization Issuer must notify each rating agency of such issuance prior to the issuance date; and the terms of the notes to be issued must be identical to the terms of previously issued notes of the same class (except that all monies due on such additional notes will accrue from the issue date of such notes and that the spread over SOFR and prices of such notes do not have to be identical to those of the initial notes, provided that the interest rate on such additional notes must not exceed the interest rate applicable to the initial class of such notes). We do not expect to cause the 2025 Issuer to issue any additional notes at this time. We could amend the documents governing the 2025 Debt Securitization from time to time, and without amendment, the 2025 Debt Securitization documents do not provide for additional issuances of Class A-1 2025 Notes and Class A-2 2025 Notes. The total purchase price for any additional notes that could be issued may not always equal 100% of the par value of such notes, depending on several factors, including fees and closing expenses.

We are subject to risks associated with any Revolving Credit Facility.
We, directly, or indirectly through a wholly-owned subsidiary, each a Funding Subsidiary, have entered into and expect to enter into in the future one or more revolving credit facilities, including the Revolving Credit Facilities that are or that we expect will be secured by our portfolio company investments and/or capital commitments from investors in the private placement of our common stock. As a result of a Revolving Credit Facility, we would be subject to a variety of risks, including those set forth below. Certain terms of credit facilities and other forms of leverage will have the effect of imposing constraints on our investments, including requiring the lender’s consent to make new or additional investments or to move cash or other assets from a subsidiary of ours, even if the subsidiary is not in default. Credit agreements typically include terms that permit the lender to materially reduce or terminate the credit line, including an acceleration right or a termination right upon any event of default. In some cases, events of default are tied to events relating to the borrowing entity, us, or other circumstances, even if those events are not related to the borrower’s ability to repay the borrowing. To the extent we pledge capital commitments as collateral for a Revolving Credit Facility, a lender could have the right to issue drawdown notices and require the funding of a drawdown purchase from investors in the private placement of our common stock, the proceeds of which would be used to pay down the Revolving Credit Facility. In the event that a Revolving Credit Facility or other form of leverage is materially reduced or terminated, there can be no assurance that suitable replacement financing facilities could be arranged. Any reduction or termination might result in our being unable to obtain financing for additional investments and could reduce investor returns by deleveraging us and causing investors to bear increased costs. Upon an event of default relating to a Revolving Credit Facility or other form of financing, it is likely that the leverage provider would attempt to exercise its remedies, which could have a material adverse impact on us. The existence of these limitations could cause GC Advisors or its affiliates to incur leverage in conditions that are not optimal.
We are subject to risks associated with any Revolving Credit Facility that utilizes a Funding Subsidiary as our interests in any Funding Subsidiary are subordinated and we could be prevented from receiving cash on our equity interests from a Funding Subsidiary.
We own directly or indirectly 100% of the equity interests in each Funding Subsidiary, including GBDC 4 Funding, GBDC 4 Funding II and GBDC 4 Funding III. We consolidate the financial statements of any Funding Subsidiary, including GBDC 4 Funding, GBDC 4 Funding II and GBDC 4 Funding III, in our consolidated financial statements and treat the indebtedness of the Funding Subsidiary as our leverage. Our interests in any Funding Subsidiary are subordinated in priority of payment to every other obligation of the Funding Subsidiary and are or would be subject to certain payment restrictions set forth in the applicable Revolving Credit Facility, including, with respect to GBDC 4 Funding II, the DB Credit Facility and with respect to GBDC 4 Funding III, the BNP Credit Facility.
Our equity interests in any Funding Subsidiary will rank behind all of the secured and unsecured creditors, known or unknown, of such Funding Subsidiary, including the lenders in the applicable Revolving Credit Facility.
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
In addition, under the DB Credit Facility and BNP Credit Facility, if either GBDC 4 Funding II or GBDC 4 Funding III does not meet the borrowing base test set forth in the Revolving Credit Facility documents, a default would occur. In the event of a default under the documents governing a Revolving Credit Facility, including the DB Credit Facility and BNP Credit Facility, cash would be diverted from us to pay the lenders and other secured parties until they are paid in full. In the event that we fail to receive cash from our Funding Subsidiaries, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions. We cannot assure you that distributions on the assets held by any Funding Subsidiary will be sufficient to make any distributions to us or that such distributions will meet our expectations.
Our ability to sell investments held by any Funding Subsidiary is limited.
A Revolving Credit Facility, including the DB Credit Facility and BNP Credit Facility, would be expected to place significant restrictions on the Revolving Credit Facility servicer’s ability to sell investments held by the Funding Subsidiary. As a result, there could be times or circumstances during which we would be unable to sell investments or take other actions that could be in our best interests.

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
Our use of repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the repurchase agreement could decline below the price of the securities that we have sold but remain obligated to purchase. In addition, there is a risk that the market value of the securities retained by us could decline. If a buyer of securities under a repurchase agreement were to file for bankruptcy or experience insolvency, we could be adversely affected. Also, in entering into repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are less than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with repurchase agreements, our NAV would decline, and, in some cases, we could be worse off than if we had not used such agreements.
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
Additionally, our subsidiaries are, and will become from time to time, party to various indemnity, asset transfer or financing arrangements, including any indemnity and contribution agreement, loan or credit agreement, letter agreement, transfer agreements, assignment agreements, master loan sale or loan sale agreements, purchase and sale or sale and contribution agreements, repurchase agreements, reverse repurchase agreements or other indemnification agreement and/or other asset transfer or financing agreements of any nature, including any documents executed in connection therewith (collectively, the “Transfer and Finance Agreements”). The Transfer and Finance Agreements shall contain certain representations, covenants, agreements and indemnity obligations. Should we or a subsidiary breach any of the provisions or agreements contained therein, it could be immediately required to pay an indemnity, make a contribution or repay borrowings or repurchase assets, in whole or in part, together with any attendant costs, and be subject to various indemnification claims for any losses. If we or a subsidiary do not have sufficient cash resources or other credit facilities available to make such indemnities or repayments, it could be forced to sell some or all of the assets constituting its investment portfolio, or a lender could be able to foreclose and liquidate certain assets. Sales of assets in such circumstances could be at prices less than fair value, resulting in insufficient funds to repay in full any outstanding borrowings and therefore not yield excess value for us. In addition, such Transfer and Finance Arrangements could contain cross default provisions such that a default under one particular financing arrangement could automatically trigger defaults under other financing arrangements. If such a provision were exercised, it would magnify the effects of an individual default and result in a substantial loss for us.

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
The majority of our portfolio investments are valued using the investment’s fair value, as determined in good faith by the Valuation Designee, subject to oversight by the Board and, as a result, there could be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, the Board. The majority of our portfolio investments take the form of securities that are not publicly-traded. The fair value of securities and other investments that are not publicly-traded is often not readily determinable, and we value these securities at fair value as determined in good faith by the Valuation Designee, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” a substantial portion of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement, as amended, or ASC Topic 820. This means that most of our portfolio valuations are based on unobservable inputs and our Valuation Designee’s assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation, the level of which could increase or decrease during periods of volatility or uncertainty. See “Risks Relating to Our Business and Structure—We are currently in a period of capital markets disruption and economic uncertainty.” Even if observable market data are available, such information could be the result of consensus pricing information or broker quotes, which could include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.

Our Valuation Designee has retained the services of several independent service providers to review the valuation of these securities. At least every other quarter, the valuation for each non-de minimis portfolio investment in accordance with our valuation policies, including for those that do not have a readily available market quotation, or are not valued via a third-party pricing service or other quote. The types of factors that our Valuation Designee could take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly-traded securities, including such factors as yield, maturity and measures of credit quality, covenants, call protection rights, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, could fluctuate over short periods of time and could be based on estimates, our Valuation Designee’s determinations of fair value could differ materially from the values that would have been used if a ready market for these securities existed. Our NAV could be adversely affected if our Valuation Designee’s determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We adjust quarterly the valuation of our portfolio to reflect our Valuation Designee’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized appreciation or depreciation.

Government intervention in the credit markets could adversely affect our business.
Central banks and, in particular, the U.S. Federal Reserve, took unprecedented steps during the financial crises of 2008-2009 and the beginning of the COVID-19 global pandemic to influence credit markets. It is impossible to predict if, how, and to what extent the United States and other governments would intervene in the credit markets during any future event. Such intervention is often prompted by politically sensitive issues involving, for example, family homes, student loans, real estate speculation, credit card receivables, and pandemics, and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
On the other hand, recent governmental intervention could mean that the willingness or ability of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.
The Board could change our investment objective, operating policies and strategies without prior notice or stockholder approval.
The Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective and certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we cannot change the nature of our business so as to cease to be, or withdraw our election as, a business development company. Under Maryland law, we also cannot be dissolved without prior stockholder approval. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, operating results and the price of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.
Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts, which could have an adverse effect on the price of our common stock.
The Maryland General Corporation Law, or the MGCL, our charter and our bylaws contain provisions that could discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, the application of which is subject to any applicable requirements of the 1940 Act. Under the Maryland Business Combination Act, if the Board does not first approve a business combination, the Maryland Business Combination Act could discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.
In addition, our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from such act, it can make it more difficult for a third-party to obtain control of us and increase the difficulty of consummating such an offer. Also, our charter provides for classifying our board of directors in three classes serving staggered three-year terms, and provisions of our charter authorize our board of directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock and to amend our charter, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue. These takeover defense provisions could inhibit a change in control that might otherwise be in the best interest of our securityholders.

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
Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of GC Advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If GC Advisors is unable to uncover all material information about these companies, it would not be able to make a fully informed investment decision and we could lose money on our investments. Compared to larger companies, middle-market companies typically have shorter operating histories, more limited financial resources and ability to meet their debt obligations, newer technologies and/or products, smaller market shares, less experienced management teams, less predictable operating results and increased exposure to litigation in the ordinary course of business and often participate in quickly evolving markets, and are more reliant on a small number of products, managers or clients. Middle-market companies could also require substantial additional capital to support their operations, finance expansion or maintain their competitive position and could have difficulty accessing the capital markets to meet future capital needs, which could limit their ability to grow or to repay their outstanding indebtedness upon maturity.

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
If the issuer of securities purchased by us does not perform to GC Advisors’ expectations, the value of its equity and debt securities would likely decline and the issuer could default on its obligations. Poor performance can be caused by a number of factors, including failures of management, competitive pressures, pressure by customers and suppliers, labor unrest, tariffs or other legal and regulatory changes, or force majeure events. While GC Advisors intends to invest in portfolio companies in industries that it believes are resistant to recessions, there can be no assurance that such portfolio companies will not be adversely affected by recessions or other market or economic conditions.
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
Any investment in an issuer carries the risk that the issuer will make a material misrepresentation or omission in connection with the investment. Such inaccuracy or incompleteness could adversely affect, among other things, the valuation of collateral underlying loans or other debt obligations, our ability to perfect or effectuate a lien on the collateral securing a loan or other debt obligation, the financial condition of the issuer or the business prospects of the issuer. We, as well as subsidiaries through which we may obtain indirect leveraged exposure to the underlying obligors or issuers of underlying loans, will rely upon the accuracy and completeness of representations made by the underlying obligors or issuers to the extent reasonable. However, there can be no guarantee that these representations are accurate or complete.

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
We, together with other funds managed by GC Advisors and its affiliates, would be expected to take over a portfolio company if the company defaults on its loans. Depending on factors including the health of the economy, the credit cycle, and the portfolio companies’ various industries, it is reasonable to assume that portfolio companies will default over time, and this risk is significantly increased by economic and political instability and high rates of inflation. In such circumstances, we and the other funds would likely seek to enforce our rights under the applicable credit documentation and could opt to take over such portfolio companies.

When a portfolio company is taken over, we and the other funds and their investors are subject to different risks than we are as holders of interests in loans to such portfolio company. Operating a portfolio company, even for a limited period of time, could distract senior personnel of GC Advisors and its affiliates from their normal business activities. Additionally, defaulting portfolio companies often require additional capital to be effectively turned around. There is no guarantee that any defaulting portfolio company can be turned around or that our investments in such portfolio company will be successful. Finally, operating a portfolio company could subject us to potential liabilities, including management, employment, pension plan underfunding and environmental liabilities.

The lack of liquidity in our investments could adversely affect our business.
The debt to which we are primarily exposed is expected to consist predominantly of loans and notes that are obligations of corporations, partnerships or other entities. This debt often has no, or only a limited, trading market. The investment in illiquid debt will often restrict our ability to dispose of investments in a timely fashion, for a fair price, or at all. If an underlying issuer of debt experiences an adverse event, this illiquidity would make it more difficult for us to sell such debt, and we could instead be required to pursue a workout or alternate way out of the position. To the extent debt in a portfolio company is also held by other third-party investors, we would generally have limited control over a workout or alternate means of disposition. When this occurs, the persons having such control could have, and act in accordance with, interests that are not aligned with ours. We would likely also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, GC Advisors, Golub Capital or any of its affiliates have material non-public information regarding such portfolio company.

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
As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. The fair value methodology utilized is in accordance with the fair value principles established by the ASC Topic 820. Our board of directors uses the services of one or more independent service providers to review the valuation of our illiquid investments. Valuations reflect significant events that affect the value of the instruments. As part of the valuation process, we could take into account the following types of factors, if relevant, in determining the fair value of our investments:
•available current market data, including relevant and applicable market trading and transaction comparables;
•applicable market yields and multiples;
•security covenants;
•call protection provisions;
•information rights;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business;
•comparisons of financial ratios of peer companies that are public;
•comparable merger and acquisition transactions; and
•the principal market and enterprise values.

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
Efforts by the U.S. Federal Reserve to lower inflation by raising its interest rates could end in the coming year, leading to lower interest rates in the credit markets. Lower interest rates will increase prepayment risk for our clients’ investments in assets with higher interest rates.
We are subject to risks to the extent we invest in covenant-lite loans.
GBDC 4 invests in loans that are issued pursuant to credit agreements. The variety of terms within credit agreements can create additional risks to the underlying investment and therefore, to our overall performance. For example, loans that are issued pursuant to “covenant-lite” terms do not contain as many terms that could be considered protective to the lender, such as maintenance or financial covenants and terms that allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Ownership of such loans could expose us to additional risks, including with respect to liquidity, ability to restructure loans, and credit risks, compared to loans that contain financial maintenance requirements and other covenants. In the event of default, covenant-lite loans could result in diminished recovery values where the lender did not have the opportunity to negotiate with the borrower or restructure the loan prior to default.

We are subject to credit and default risk and our portfolio companies could be unable to repay or refinance outstanding principal on their loans at or prior to maturity.
Credit risk refers to the likelihood that a borrower will default in the payment of principal and/or interest. Financial strength and solvency of a borrower are the primary factors influencing credit risk. Lack or inadequacy of collateral or credit enhancement for a debt instrument could also affect its credit risk. Credit risk can change over the life of a loan, and securities and other debt instruments that are rated by rating agencies can be downgraded. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity, which is expected to be a common feature among many of our loan investments. Investments with a deferred interest feature, such as original issue discount income and PIK interest, could represent a higher credit risk than investments that must pay interest in full in cash on a regular basis.

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
While we currently hold a portfolio of investments, we have not yet identified additional potential investments for our portfolio that we will acquire with the proceeds of any offering of securities or repayments of investments currently in our portfolio. Privately negotiated investments in loans and illiquid securities or private middle-market companies require substantial due diligence and structuring, and we cannot provide any assurance that we will achieve our anticipated investment pace. As a result, investors will not be able to evaluate any future portfolio company investments prior to purchasing our securities. Additionally, GC Advisors selects all of our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. We anticipate that we will use substantially all of the net proceeds of any sale of our securities within approximately six months following the completion of any sale of our securities, depending on the availability of appropriate investment opportunities consistent with our investment objectives and market conditions. Until such appropriate investment opportunities can be found to the extent we are unable to deploy all the net proceeds from the sale of our securities, we could repay outstanding indebtedness or also invest the net proceeds in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period could be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested.

We are a non-diversified investment company within the meaning of the 1940 Act, and we are therefore not limited with respect to the proportion of our assets that could be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we could invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our NAV could fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We could also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company and could do so for an extended period of time.
Our portfolio could be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
It is possible that our portfolio could be concentrated in a limited number of portfolio companies and industries. As a result, our interests could be impaired by the concentration of our investments in any one obligor or obligors in a particular industry or geographic location in the event that such obligor, industry or geographic location were to experience adverse business conditions or other adverse events, including as a result of the effects of a global health pandemic, changes in tariff policies, or during periods of elevated inflation and rising interest rates. In addition, defaults could be highly correlated with particular obligors, industries or geographic locations. If loans involving a particular obligor, industry or geographic location represent more than a small proportion of our portfolio, and that obligor, industry or geographic location were to experience difficulties that would affect payments on the loans, the overall timing and amount of collections on the loans held by us could differ from what was expected.

We could hold the debt securities of leveraged companies that could, due to the significant volatility of such companies, enter into bankruptcy proceedings.
Leveraged companies could experience bankruptcy or similar financial distress, and the risk of these events would be expected to be significantly increased by economic and political instability and high rates of inflation and changes in tariff policies. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are products of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer could have adverse and permanent effects on the issuer. If the proceeding is converted to a liquidation, the value of the issuer will not necessarily equal the liquidation value that was believed to exist at the time of the investment. A bankruptcy or other workout, often raises conflicts of interest (including, for example, conflicts over proposed waivers and amendments to debt covenants), including between investors who hold different types of interests in the applicable company. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and are paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of investments or other obligations we own could be reduced by increases in the number and monetary value of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) can be substantial.

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
We have invested and intend to invest a portion of our capital in second lien and subordinated loans issued by our portfolio companies, and we could have exposure to a variety of debt that captures particular layers of a borrower’s credit structure, such as “last out” or “second lien” debt, or other subordinated investments that rank below other obligations of the borrower in right of payment, including first loss interests that bear substantial risk. Subordinated investments are subject to greater risk of loss than senior obligations where there are adverse changes to the financial condition of the borrower or a decline in general economic conditions. Subordinated investments could expose us to particular risks in a distress scenario, including the risk that creditors are not aligned. Holders of subordinated investments generally have less ability to affect the results of a distressed scenario than holders of more senior investments. Additionally, lenders to companies operating in workout modes are, in certain circumstances, subject to potential liabilities that could exceed the amount of such loan purchased by us.

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
Under the Investment Advisory Agreement, and the collateral management agreements for the 2025 Debt Securitization, GC Advisors does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our the Board in following or declining to follow GC Advisors’ advice or recommendations. Under the terms of the Investment Advisory Agreement, and the collateral management agreement GC Advisors, its officers, members, personnel and any person controlling or controlled by GC Advisors are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, and the collateral management agreement, except those resulting from acts constituting willful misfeasance, bad faith, gross negligence or reckless disregard of GC Advisors’ duties under the Investment Advisory Agreement and the collateral management agreement. In addition, we have agreed to indemnify GC Advisors and each of its officers, directors, members, managers and employees from and against any liability or loss suffered by each party, including reasonable legal fees and other expenses reasonably incurred, and hold such party harmless for any liability or loss suffered by GBDC 4 arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where such liability or loss was the result of willful malfeasance, bad faith, gross negligence or reckless disregard of such person’s duties. These protections could lead GC Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We could be subject to risks related to investments in non-U.S. companies.
We have invested and continue to make investments in issuers located outside the United States. Investments in issuers located outside the United States that are generally denominated in non-U.S. currencies involve both risks and opportunities not typically associated with investing in securities of United States companies. The legal and regulatory environments often have material differences, particularly as to bankruptcy and reorganization. Other considerations include changes in exchange rates and exchange control regulations, political and social instability, general economic conditions, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, foreign government restrictions, less government supervision of exchanges, brokers and issuers, greater risks associated with counterparties and settlement, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Among the factors that could affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We could employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. Securities issued by non-U.S. companies are not “qualifying assets” under the 1940 Act, and we could invest in non-U.S. companies, including emerging markets issuers, to the limited extent such investments are permitted under the 1940 Act.
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
Loans to companies operating in workout modes or under Chapter 11 of the U.S. Bankruptcy Code are, in certain circumstances, subject to certain potential liabilities that could exceed the amount of such loan purchased by us. Under common law principles that in some cases form the basis for lender liability claims, if a lender or bondholder (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a stockholder to dominate or control a borrower to the detriment of other creditors of such borrower, a court could elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of these loans, they could be subject to claims of subordination.
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
We have made, and expect to make regular distributions and from time to time variable special and supplemental distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions could be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K as well as any amendments reflected in subsequent filings with the SEC. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we could be limited in our ability to make distributions. In addition, all distributions are and will be paid at the discretion of the Board and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as the Board could deem relevant from time to time. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we could be forced to sell some of our investments in order to make cash distribution payments. In the event that we encounter delays in locating suitable investment opportunities, we could also pay all or a substantial portion of our distributions from the proceeds of private placements of our common stock or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital is generally not currently taxable, such distributions would generally decrease a stockholder’s basis in our common stock and could therefore increase such stockholder’s tax liability for capital gains upon the future sale or other disposition of such common stock. A return of capital distribution could cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price. Distributions from the proceeds of private placements of our common stock or from borrowings could also reduce the amount of capital we ultimately invest in our portfolio companies. As a result, our distribution rates and payment frequency may vary from time to time and are not guaranteed.

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

We can enter into reverse repurchase agreements, which are another form of leverage.
We can enter into reverse repurchase agreements as part of our management of our investment portfolio, including to finance the ownership of first loss interests or senior tranches of financing securitizations. Under a reverse repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan where the counterparty acquires securities we hold as collateral subject to our obligation to repurchase and its obligation to resell the securities at an agreed upon time and price. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for our benefit. Our use of reverse repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the repurchase agreement could decline below the price of the securities that we have sold but remain obligated to purchase. In addition, there is a risk that the market value of the securities retained by us could decline. If a buyer of securities under a repurchase agreement were to file for bankruptcy or experience insolvency, we could be adversely affected. Also, in entering into repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are less than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with repurchase agreements, our net asset value would decline, and, in some cases, we could be worse off than if we had not used such agreements.
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

In recent years, U.S. capital markets have experienced volatility and disruptions including as a result of certain regional bank failures, an inflationary economic environment, and tariffs and global trade negotiations. These disruptions in the capital markets have in the past and could in the future increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity could negatively impact us. These unfavorable economic conditions could increase our funding costs and limit our access to the capital markets, and could result in a decision by lenders not to extend credit to us in the future. These events could limit our investments, our ability to grow and could negatively impact our operating results and the fair values of our debt and equity investments.

Events outside of our control, including public health crises, could negatively affect our portfolio companies, our investment adviser and the results of our operations.
Periods of market volatility could occur in response to pandemics or other events outside of our control. We, GC Advisors, and the portfolio companies in which we invest in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, and cyberattacks etc.). Some force majeure events could adversely affect the ability of a party (including us, GC Advisors, a portfolio company or a counterparty to us, GC Advisors, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies.
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
Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us, GC Advisors, or portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; government quarantine and curfew measures (including restrictions on travel or meetings); less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited activity by, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments. Any of the foregoing could materially and adversely impact our value and performance of our investments as well as our ability to source, manage, and divest investments and achieve our investment objectives, all of which could result in material losses. In addition, our operations could be significantly impacted, or even halted, either temporarily or on a long-term basis, as a result of some of the foregoing.

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
U.S. and non-U.S. markets could experience political uncertainty and/or change that subject our investments to heightened risks, including the, risks related to the effect on world leaders and governments of tariffs and global trade negotiations the wars in Eastern Europe and the Middle East, dissemination of misinformation and the use of new technologies, such as AI, and the risk of a global health pandemic.

These heightened risks could include, but are not limited to: greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of widespread war or terrorist activity); greater governmental involvement in the economy; less governmental supervision and regulation of the securities markets and market participants; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; and slower clearance. While the current U.S. administration has signaled a reduced emphasis on regulation, past U.S. administrations supported an enhanced regulatory agenda. Changes in regulation can impose greater costs on certain sectors, including financial services, or otherwise impact the competitive environment for obligors, which could adversely impact us and our clients. During times of political uncertainty, global markets often become more volatile. There could also be a lower level of monitoring and regulation of markets while a country is experiencing political uncertainty, and the activities of investors in such markets and enforcement of existing regulations could become more limited. Markets experiencing political uncertainty could have substantial, and in some periods extremely high, rates of inflation for many years. Geopolitical events can cause supply chain and raw material shortages. These events can also lead to military or other conflicts or sanctions that could adversely impact obligors who are sanctioned persons, are located in a sanctioned country or a country that is involved in a conflict, or who do business with a sanctioned person or country or with a country that is involved in a conflict. Conversely, changes in enforcement priorities could impact the ability or cost of doing business in particular jurisdictions. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. The current U.S. administration has also implemented tariffs, including against certain of the nation’s most significant trading partners, which could lead to supply shortages and higher costs, potentially impacting the profitability of borrowers. There can be no assurance that political changes will not cause us to suffer losses. Military actions, such as the recent wars in Eastern Europe and the Middle East, can disrupt the economy and affect our investments and investors. Sanctions could adversely impact certain obligors that have business dealings with a sanctioned country or a country that is otherwise involved in a conflict. Military actions can be unpredictable and cause second order effects that are difficult to predict or ascertain. Military actions can also cause volatility in prices for raw and finished goods, further social unrest, cause changes in consumer demand, and affect other business conditions. There can be no assurance that political changes will not cause us or our investors to suffer losses.

The outcome of the U.S. presidential, congressional and other elections creates significant uncertainty with respect to the legal, tax and regulatory regime in which GC Advisors and its affiliates, as well as GBDC 4 and its investments, will operate.

Anticipating policy changes and reforms may be particularly difficult during periods of heightened partisanship at the federal, state and local levels, including due to the divisiveness surrounding populist movements, political disputes and socioeconomic issues. The failure to accurately anticipate the possible outcome of such changes and/or reforms could have a material adverse effect on our returns.

Changes in the composition of the U.S. government following an election could result in changes to U.S. and non-U.S. fiscal, tax and other policies, as well as the global financial markets generally. Any significant changes in economic policy, the regulation of the asset management industry, international trade policy and/or tax law, among other things, could have a material adverse impact on GBDC 4 and its investments. General fluctuations in the market prices of securities and interest rates could affect our investment opportunities and the value of its investments. GC Advisors and its affiliates could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. Ongoing disruptions in the global credit markets could affect issuers’ ability to pay debts and obligations on a timely basis. If defaults occur, we could lose both invested capital in, and anticipated profits from, any affected investments.

In recent years, there has been increased regulatory enforcement activity and rulemaking impacting the financial services industry. Under the prior U.S. presidential administration, including at the SEC and certain other regulatory bodies, policy changes could have imposed additional costs on us and our investments, required significant attention of senior management or resulted in limitations on the manner in which we or the companies in which we invest conduct business. We cannot predict at this time whether and the extent to which the current U.S. presidential administration and senior officials at the SEC and other federal agencies will pursue these or other policy changes. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies.

Trade negotiations and related government actions may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from such impacted jurisdictions.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.

New or modified laws or regulations governing our operations could adversely affect our business.
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. For example, to the extent a U.S. presidential administration supported an enhanced regulatory agenda, it could impose greater costs on all sectors and on financial services companies in particular. Any such new or changed laws, regulations, interpretations or directives could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term. Furthermore, if regulatory capital requirements from the Dodd-Frank Act, Basel III or other regulatory action are imposed on lenders that provide us with financing, the lenders may be required to limit, or increase the cost of, financing they provide to us. Among other things, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.

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
On October 21, 2014, U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, or Wall Street Reform and Consumer Protection Act (the “U.S. Risk Retention Rules”), were issued and became effective with respect to collateralized loan obligation, or CLOs, on December 24, 2016. The U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as CLOs, in the absence of an exemption, to retain an economic interest, or (the “Retention Interest”), in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. Risk Retention Rules, we sought no-action relief to ensure that we could engage in CLO financing under the 1940 Act and the risk retention rules mandated by Section 941 of Dodd-Frank. On September 7, 2018 we received a no-action letter from the staff, or the Staff, of the Division of Investment Management of the SEC that states that the Staff would not recommend that the SEC take any enforcement action under Section 57(a) of the1940 Act, or Rule 17d-1 under the 1940 Act against us or GC Advisors if we were to acquire CLO equity as a Retention Interest in the manner described in a letter submitted to the Staff on behalf of us.

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
In the current period of technological and commercial innovation, startup and other companies have found success disrupting traditional approaches to industry or market practices, and the frequency of such disruptions is expected to increase. Such disruptions could negatively impact us and our investments, alter market practices on which our investment strategy depends to create investment returns, significantly disrupt the market in which we operate, or subject us to increased competition.

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
The operations of us, Golub Capital, any third-party service provider to us or Golub Capital and our portfolio companies are susceptible to risks from cybersecurity attacks and incidents due to reliance on the secure processing, storage and transmission of confidential and other information in relevant computer systems and networks. Such systems face ongoing cybersecurity threats and attacks which, if successful, could threaten the confidentiality, integrity or availability of the systems and information resources of us or our portfolio companies. A cyber incident could be an intentional attack or an unintentional event and could involve gaining unauthorized access to the information systems of us, Golub Capital or our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption, including through the introduction of computer viruses, “phishing” attempts and other forms of social engineering. Attacks could also involve ransomware, data exfiltration and publication, or other forms of cyber extortion. Cyber-attacks could also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber incidents could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists, and other outside parties, or from the malicious or accidental acts of insiders, such as employees, independent contractors or other service providers of or to us, Golub Capital or our portfolio companies. Some factors that could create a heightened risk of a cyber incident include, but are not limited to, the use of remote work and/or third-party service providers, including cloud-based service providers. Recent geopolitical tensions could have increased the scale and sophistication of deliberate cybersecurity attacks, particularly those from nation-states or from entities with nation-state backing. Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The result of these incidents could include disrupted operations such as an adverse effect on ability to communicate and conduct business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships.

There has been an increase in the frequency and sophistication of the cyber and security threats faced, with attacks ranging from those common to businesses to those that are more advanced and persistent, which may target Golub Capital or our service providers because Golub Capital or our service providers hold a significant amount of confidential and sensitive information about investors, portfolio companies or obligors (as applicable) and potential investments. As a result, there is a heightened risk of a security breach or disruption with respect to this information.
As our, Golub Capital’s, our portfolio companies’ and each of our third-party service providers’ reliance on technology has increased, so have the risks posed to information systems of ours, Golub Capital, our portfolio companies and each of our third-party service providers. Although Golub Capital takes protective measures, and requires its service providers to take certain steps, these measures and steps , as well as an increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur, including because cyber-attack techniques are continually evolving, could persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact. Cyber incidents of whatever nature, and a failure to provide regulatory or other notifications concerning such incidents as required, could potentially negatively impact the financial results, operations or confidential information of us, Golub Capital or our portfolio companies, cause financial loss, increased costs, disruption to business, liability to counterparties or other parties, regulatory actions (and resulting fines or other penalties), negative publicity or reputational damage. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity risks require continuous and increasing attention and other resources, which attention diverts time and other resources from other activities of ours, Golub Capital and our portfolio companies. Although Golub Capital has established business continuity plans and risk management systems designed to reduce the risks associated with cybersecurity, there are inherent limitations in these plans and systems, including that certain risks could not have been identified, in large part because different or unknown threats could emerge in the future. As such, there is no guarantee that such efforts will succeed, especially because we do not directly control the cybersecurity systems of issuers in which we could invest, trading counterparties or third-party service providers to us. Such entities have experienced cyber-attacks and other attempts to gain unauthorized access to systems from time to time, and there is no guarantee that efforts to prevent or mitigate the effects of such attacks or other attempts to gain unauthorized access will be successful. There is also a risk that cybersecurity breaches could not be detected. There can be no assurance that efforts undertaken by us, Golub Capital or our portfolio companies will be effective, or that we will not suffer losses relating to cyber-attacks on us, our service providers, trading counterparties or our portfolio companies. In addition, we could also suffer losses in connection with updates to, or the failure to timely update, information systems and technology.
Our portfolio companies and obligors also rely on data processing systems and the secure processing, storage, and transmission of information, including payment and health information, A disruption or compromise of those systems could have a material adverse effect on the value of these businesses. Moreover, cybersecurity has become a regulatory and enforcement priority in many jurisdictions around the world, with many having proposed or already enacted laws requiring companies to provide notifications of certain data security breaches. The costs of monitoring, interpreting and, where applicable, complying with these laws could have a material adverse effect on the business, results of the operations and financial condition of us, Golub Capital and of our portfolio companies. We may invest in strategic assets having a national or regional profile, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. Such an event may have material adverse consequences on our investment or assets of the same type or may require portfolio companies or obligors to increase preventative security measures or expand insurance coverage.

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
Businesses, including ours, face public scrutiny related to corporate social responsibility activities, which could be considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on corporate social responsibility topics, and the results of these assessments are widely publicized.
Our brand and reputation could be negatively impacted if we fail to act responsibly (or are perceived to have failed to act responsibly) in a number of areas, such as considering corporate social responsibility factors in our investment processes. Adverse incidents with respect to such activities could impact the value of our brand and our relationships with investors, private equity sponsors, or portfolio companies which could adversely affect our business and results of operations. At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of corporate social responsibility topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing will be perceived negatively. “Anti-ESG” sentiment has also gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view our practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. Further, asset managers have been subject to recent scrutiny related to corporate social responsibility-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose our Investment Adviser to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. If our Investment Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation and constrain our investment and fundraising opportunities.

Additionally, state-level, federal and international regulatory initiatives related to corporate responsibility could adversely affect our business. There is also a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies could be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

The CFO and CCO of the Company oversee the Company’s oversight function generally and rely on GC Advisors’ CIO and cybersecurity team to assist with assessing and managing material risks from cybersecurity threats. The Company’s CFO has been responsible for this oversight function as CFO to the Company since the Company commenced operations on April 1, 2022 and has worked in the financial services industry for more than nineteen years, during which time the CFO has gained expertise in assessing and managing risk applicable to the Company. The Company’s CCO has been responsible for this oversight function since assuming her role as CCO to the Company and has worked in the financial services industry for more than 15 years, during which time the CCO has gained expertise in assessing and managing risk, including those applicable to the Company. The Advisors’ CIO has been responsible for her function for over five years and has worked in the financial services industry for more than sixteen years, during which time the CIO has gained expertise in assessing and managing risk applicable to the Company.

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

Item 4. Mine Safety Disclosure
None.

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

Holders

As of November 21, 2025, we had 544 stockholders of record.

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
The following table reflects the cash distributions, including dividends and returns of capital, per share that we have paid on our common stock for the years ended September 30, 2025 and 2024:

Record Dates	Payment Dates	Per Share	Amount (In thousands)
Fiscal year ended September 30, 2025
October 15, 2024	December 18, 2024	$0.1267	$5,494
November 15, 2024	January 8, 2025	0.1488	6,449
December 13, 2024	February 18, 2025	0.1917	8,349
January 17, 2025	March 18, 2025	0.1262	6,431
February 26, 2025	May 21, 2025	0.1614	8,239
March 17, 2025	May 21, 2025	0.1487	7,593
April 18, 2025	June 17, 2025	0.1217	6,968
May 26, 2025	August 20, 2025	0.1348	7,742
June 20, 2025	August 20, 2025	0.1341	8,906
July 18, 2025	September 17, 2025	0.1269	8,423
August 26, 2025	November 20, 2025	0.1522	10,139
September 15, 2025	November 20, 2025	0.1449	9,652
		$1.7181	$94,385

Fiscal year ended September 30, 2024
October 20, 2023	December 27, 2023	$0.1891	$2,302
November 20, 2023	December 27, 2023	0.2009	3,337
December 15, 2023	February 20, 2024	0.2240	4,370
January 19, 2024	March 19, 2024	0.1847	3,964
February 26, 2024	May 21, 2024	0.2376	5,816
March 15, 2024	May 21, 2024	0.4005	9,801
April 19, 2024	June 18, 2024	0.1353	3,716
May 27, 2024	August 21, 2024	0.3066	8,486
June 21, 2024	August 21, 2024	0.1915	5,894
July 19, 2024	September 18, 2024	0.1565	5,772
August 27, 2024	November 19, 2024	0.1678	7,262
September 17, 2024	November 19, 2024	0.1904	8,240
Total		$2.5849	$68,960

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

As of September 30, 2025, our stockholders have subscribed to contribute capital to us of $1,523.6 million pursuant to the Subscription Agreements of which $1,036.4 million was called and contributed through September 30, 2025.

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
•actual and potential conflicts of interest with GC Advisors and other affiliates of Golub Capital
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
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
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $85.0 billion in capital under management(1) as of October 1, 2025, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
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
We seek to create a portfolio that includes primarily one stop and other senior secured loans by primarily investing approximately $5.0 million to $35.0 million of capital, on average, in the securities of U.S. middle-market companies. We also selectively invest more than $35.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.
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

(1) “Capital under management” is a gross measure of invested capital including leverage as of October 1, 2025

As of September 30, 2025 and 2024, our portfolio at fair value was comprised of the following:

	As of September 30, 2025		As of September 30, 2024
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$77,408	3.5%	$39,358	3.0%
One stop	2,063,173	93.4	1,250,206	95.4
Second lien	12,722	0.6	4,446	0.3
Subordinated debt	20,741	0.9	921	0.1
Equity	35,130	1.6	16,070	1.2
Total	$2,209,174	100.0%	$1,311,001	100.0%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2025 and 2024, one stop loans included $216.3 million and $187.7 million, respectively, of recurring revenue loans at fair value.
As of September 30, 2025 and 2024, we had debt and equity investments in 218 and 148 portfolio companies, respectively.
The following table shows the weighted average income yield and weighted average investment income yield of both our earning and total portfolio company investments, as well as the total return based on our average net asset value and our net investment income - return on equity, in each case, for the years ended September 30, 2025 and 2024:

	Year ended
	September 30, 2025	September 30, 2024
Weighted average income yield(1)	10.3%	11.9%
Weighted average investment income yield(2)	10.6%	12.3%
Weighted average income yield of total investments(3)	10.1%	11.8%
Weighted average investment income yield of total investments(4)	10.5%	12.2%
Total return based on average net asset value(5)	11.4%	17.0%
Net investment income - return on equity(6)	10.8%	13.7%

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

As of September 30, 2025, GBDC 4 has earned an inception-to-date internal rate of return, or IRR, of 14.1% for stockholders taken as a whole. An individual stockholder’s IRR could vary based on the timing of their capital transactions. For the years ended September 30, 2025 and 2024, GBDC 4 earned a fiscal year-to-date IRR of 11.8% and 19.3%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the dividend reinvestment plan, or DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).
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

Recent Developments
On August 1, 2025 and November 14, 2025, our board of directors declared distributions to holders of record as set forth in the table below:
On November 20, 2025, the Company issued 259,908.674 shares through the DRIP.

Record Date	Payment Date	Amount Per Share
October 15, 2025	December 17, 2025
In an amount (if positive) such that our net asset value as of October 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period October 1, 2025 through October 31, 2025 and the payment of this distribution is $15.00 per share.

November 14, 2025	January 21, 2026
In an amount (if positive) such that our net asset value as of November 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period November 1, 2025 through November 30, 2025 and the payment of this distribution is $15.00 per share.

December 12, 2025	February 18, 2026
In an amount (if positive) such that our net asset value as of December 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period December 1, 2025 through December 31, 2025 and the payment of this distribution is $15.00 per share.

January 16, 2026	March 18, 2026
In an amount (if positive) such that our net asset value as of January 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period January 1, 2026 through January 31, 2026 and the payment of this distribution is $15.00 per share.

Consolidated Results of Operations
The comparison of the fiscal years ended September 30, 2024 and 2023 can be found in our Form 10-K for the fiscal year ended September 30, 2024 located within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Consolidated operating results for the years ended September 30, 2025 and 2024 are as follows:

	Year ended		Variances
	September 30, 2025	September 30, 2024	2025 vs. 2024
	(In thousands)
Interest income	$160,383	$93,704	$66,679
Payment-in-kind interest income	9,552	6,256	3,296
Loan Origination Fees Discount Amortization	5,420	3,078	2,342
Non-cash dividend income	628	181	447
Dividend income	200	—	200
Fee income	1,021	435	586
Total investment income	177,204	103,654	73,550
Net expenses	87,941	49,182	38,759
Net investment income - before tax	89,263	54,472	34,791
Excise tax	—	25	(25)
Net investment income - after tax	89,263	54,447	34,816
Net realized gain (loss) on investment transactions	263	185	78
Net change in unrealized appreciation (depreciation) on investment transactions	4,859	14,328	(9,469)
Net increase (decrease) in net assets resulting from operations	$94,385	$68,960	$25,425
Average earning debt investments, at fair value	$1,669,339	$843,696	$825,643
Average earning preferred equity investments, at fair value	$4,624	$1,215	$3,409
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
Investment Income
Investment income increased from the year ended September 30, 2024 to the year ended September 30, 2025 by $73.6 million, primarily due to an (1) increase in interest and payment-in-kind (“PIK”) interest income due to an increase in the average earning debt investments balance of $825.6 million and (2) increased discount amortization driven by increased loan repayments that was partially offset by declining interest base rates.
The annualized income yield by debt security type for the years ended September 30, 2025 and 2024 are as follows:

	Year ended
	September 30, 2025	September 30, 2024
Senior secured	9.5%	10.9%
One stop	10.1%	11.8%
Second lien	13.4%	15.3%
Subordinated debt	10.8%	13.2%
Income yields on senior secured loans and one stop loans decreased for the year ended September 30, 2025 as compared to the year ended September 30, 2024, primarily due to declining interest base rates and to a lesser extent, spread compression on new and amended investments. Our loan portfolio is partially insulated from a drop in floating interest rates as 96.6% of our loan portfolio at fair value is subject to an interest rate floor. As of September 30, 2025 and 2024, the weighted average base rate floor of our loans was 0.75% and 0.77%, respectively.
As of September 30, 2025, we have second lien investments in two portfolio companies and subordinated debt investments in six portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.
Expenses
The following table summarizes our expenses for the years ended September 30, 2025 and 2024:

	Year ended		Variances
	September 30, 2025	September 30, 2024	2025 vs. 2024
	(In thousands)
Interest and facility fee expenses	$60,605	$36,541	$24,064
Amortization of debt issuance costs	4,061	1,644	2,417
Base management fee, net of waiver	8,608	4,296	4,312
Income incentive fee, net of waiver	9,971	3,669	6,302
Capital gain incentive fee accrued under GAAP	477	880	(403)
Professional fees	1,771	969	802
Administrative service fee	2,146	947	1,199
General and administrative expenses	302	236	66
Net expenses	$87,941	$49,182	$38,759
Average debt outstanding	$939,931	$465,362	$474,569
Interest Expense
Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $26.5 million from the year ended September 30, 2024 to the year ended September 30, 2025, primarily due to an increase in average debt outstanding of $474.6 million that was partially offset by reduced interest rate spreads incurred on (1) our DB Credit Facility (as defined in “Note 7 Borrowings” of our consolidated financial statements) resulting from the June 2025 amendment that reduced the interest rate spread to SOFR plus 1.75% from SOFR plus 2.35% and (2) the June 2025 issuance of our 2025 Debt Securitization (as defined in “Note 7 Borrowings” of our consolidated financial statements) that bears interest at three-month SOFR plus a weighted average spread of 1.68%. For more information about our outstanding borrowings for the years ended September 30, 2025 and 2024, including the terms thereof, see Note 8 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the years ended September 30, 2025 and 2024, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 6.9% and 8.2%, respectively.
The effective average interest rate decreased from the year ended September 30, 2024 compared to the year ended September 30, 2025 primarily due to decreased interest base rates and, to a lesser extent, lower interest rate spreads on our DB Facility and 2025 Debt Securitization.
Management Fee
The base management fee, net of waiver, increased as a result of an increase in average gross assets for the year ended September 30, 2024 to the year ended September 30, 2025.
Incentive Fees
The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.
For the year ended September 30, 2025, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee, as a percentage of Pre-Incentive Fee Net Investment Income was 20.0%. GC Advisors has agreed to irrevocably waive (i) all Income Incentive Fees payable pursuant to the Investment Advisory Agreement for the periods ending prior to April 1, 2024 (the “Waiver Period”) and (ii) the portion of the Income Incentive Fee that exceeds 10% of Pre-Incentive Fee Net Investment Income for periods ending on or prior to the date of the closing of a Liquidity Event. The Income Incentive Fee, net of waiver, increased by $6.3 million from the year ended September 30, 2024 to the year ended September 30, 2025, primarily due to 100% of the Income Incentive Fee being irrevocably waived by GC Advisors for the six months ended March 31, 2024.

As of September 30, 2025 and 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of September 30, 2025 and 2024, there was $1.4 million and $0.9 million, respectively, of capital gain incentive fee accrual under GAAP included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition. For the years ended September 30, 2025 and 2024, the accrual for a capital gain incentive fee under GAAP was $0.5 million and $0.9 million, respectively.
Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of September 30, 2025 and 2024, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.
Professional Fees, Administrative Service Fee and General and Administrative Expenses
In total, professional fees, the administrative service fee, and general and administrative expenses increased by $2.1 million from the year ended September 30, 2024 to the year ended September 30, 2025 primarily due to higher administrative expenses and professional fees associated with servicing a growing portfolio.
The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the years ended September 30, 2025 and 2024 were $1.9 million and $1.1 million, respectively.
As of September 30, 2025 and 2024, included in accounts payable and other liabilities were $0.6 million and $0.3 million of expenses paid on behalf of us by the Administrator.
Net Realized and Unrealized Gains and Losses
The following table summarizes our net realized and unrealized gains (losses) for the years ended September 30, 2025 and 2024:

	Year ended		Variances
	September 30, 2025	September 30, 2024	2025 vs. 2024
	(In thousands)
Net realized gain (loss) from investments	$—	$30	$(30)
Net realized gain (loss) from foreign currency transactions	263	155	108
Net realized gain (loss) on investment transactions	$263	$185	$78
Unrealized appreciation from investments	$11,400	$15,516	$(4,116)
Unrealized (depreciation) from investments	(6,107)	(1,168)	(4,939)
Unrealized appreciation (depreciation) from forward currency contracts	(864)	—	(864)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	430	(20)	450
Net change in unrealized appreciation (depreciation) on investment transactions	$4,859	$14,328	$(9,469)
During the year ended September 30, 2025, we had a net realized gain of $0.3 million, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars. During the year ended September 30, 2024, we had a net realized gain of $0.2 million, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars and a realized gain recognized on the sale of a portfolio company investment.
For the year ended September 30, 2025, we had $11.4 million in unrealized appreciation on 115 portfolio company investments, which was offset by $6.1 million in unrealized depreciation on 112 portfolio company investments. For the year ended September 30, 2024, we had $15.5 million in unrealized appreciation on 119 portfolio company investments, which was offset by $1.2 million in unrealized depreciation on 35 portfolio company investments.
Unrealized appreciation for the year ended September 30, 2025 and September 30, 2024 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments.

Unrealized depreciation for the year ended September 30, 2025 and September 30, 2024 primarily resulted from amortization of discounts on originated loans during the year and a modest decrease in market prices of certain portfolio company investments.

Liquidity and Capital Resources
For the year ended September 30, 2025, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $32.2 million. During the year, we used $782.4 million in operating activities, primarily as a result of fundings of portfolio investments of $1,004.0 million, partially offset by proceeds from principal payments and sales of portfolio investments of $139.7 million. During the same year, cash provided by financing activities was $814.6 million, primarily driven by borrowings on debt of $2,340.4 million and proceeds from the issuance of common shares of $400.3 million, partially offset by repayments of debt of $1,849.5 million and distributions paid of $72.1 million.
For the year ended September 30, 2024, we experienced a net decrease in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $8.2 million. During the year, we used $921.7 million in operating activities, primarily as a result of fundings of portfolio investments of $999.1 million, partially offset by proceeds from principal payments and sales of portfolio investments of $36.3 million. During the same period, cash provided by financing activities was $913.5 million, primarily driven by borrowings on debt of $999.4 million, proceeds from other short-term borrowings of $481.5 million and proceeds from the issuance of common stock of $456.8 million, partially offset by repayments of debt of $487.4 million, repayments of other short-term borrowings of $481.5 million and distributions paid of $46.6 million.
As of September 30, 2025 and 2024, we had cash and cash equivalents of $14.3 million and $8.2 million, respectively. In addition, we had foreign currencies of $3.5 million and $1.0 million as of September 30, 2025 and 2024, respectively, restricted cash and cash equivalents of $45.5 million and $25.3 million and restricted foreign currencies of $2.9 million and $0.3 million as of September 30, 2025 and 2024, respectively. As of September 30, 2025, the increase in restricted cash and cash equivalents was primarily driven by the issuance of the 2025 Debt Securitization. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our credit facilities, as applicable.
As of September 30, 2025 and 2024, we had investor capital subscriptions totaling $1,523.6 million and $1,032.8 million, respectively, of which $1,036.4 million and $636.0 million, respectively, had been called and contributed, leaving $487.3 million and $396.9 million of uncalled investor capital subscriptions, respectively.
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
DB Credit Facility - On March 28, 2024, we and GBDC 4 Funding II entered into the DB Credit Facility (as defined in Note 8 of our consolidated financial statements) with Deutsche Bank. As of September 30, 2025 and 2024, the DB Credit Facility, as amended, allowed GBDC 4 Funding II to borrow up to $300.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2025 and 2024, we had $198.1 million and $299.6 million, respectively, outstanding under the DB Credit Facility. As of September 30, 2025, subject to leverage and borrowing base restrictions, we had approximately $101.9 million of remaining commitments and $1.0 million of availability on the DB Credit Facility.
BNP Credit Facility - On August 15, 2024, we and GBDC 4 Funding III entered into the BNP Credit Facility (as defined in Note 8 of our consolidated financial statements) with BNP Paribas. As of September 30, 2025 and 2024, the BNP Credit Facility allowed GBDC 4 Funding III to borrow up to $750.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2025 and 2024, we had outstanding debt of $192.2 million and $152.0 million, respectively, under the BNP Credit Facility. As of September 30, 2025, subject to leverage and borrowing base restrictions, we had approximately $557.8 million of remaining commitments and $134.2 million of availability on the BNP Credit Facility.

Adviser Revolver - As of September 30, 2025 and 2024, we were permitted to borrow up to $100.0 million at any one time outstanding under the Adviser Revolver. As of September 30, 2025, we had $100.0 million of remaining commitments and availability under the Adviser Revolver. As of September 30, 2025 and 2024, we had no outstanding debt under the Adviser Revolver.
Debt Securitizations
2025 Debt Securitization - On June 20, 2025, we completed the 2025 Debt Securitization. The Class A-1 2025 Notes, Class A-2 2025 Notes and Class B 2025 Notes (each as defined in Note 8 of our consolidated financial statements) are included in the September 30, 2025 Consolidated Statements of Financial Condition as our debt, and the Class C 2025 Notes and Subordinated 2025 Notes were eliminated in consolidation. As of September 30, 2025, we had outstanding debt of $799.3 million under the 2025 Debt Securitization.
Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations
In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 1, 2022, our sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, our asset coverage requirement is reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of September 30, 2025, our asset coverage for borrowed amounts was 188.5%.
As of September 30, 2025, we had outstanding commitments to fund investments totaling $462.7 million, including $176.0 million of unfunded commitments on revolvers. As of September 30, 2024, we had outstanding commitments to fund investments totaling $380.7 million, including $103.9 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement as of September 30, 2025 and 2024, respectively. A summary of maturity requirements for our principal borrowings under the DB Credit Facility, BNP Credit Facility, the 2025 Debt Securitization and the Adviser Revolver as of September 30, 2025 are included in Note 8 of our consolidated financial statements. We did not have any other material contractual payment obligations as of September 30, 2025. As of September 30, 2025, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash and restricted cash balances that we maintain, availability under our DB Credit Facility, BNP Credit Facility, 2025 Debt Securitization and Adviser Revolver, as well as ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.
In addition, we have entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 of our consolidated financial statements for outstanding forward currency contracts as of September 30, 2025. As of September 30, 2024, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and could realize a loss. We seek to minimize market risk through monitoring our investments and borrowings.
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

Portfolio Composition, Investment Activity and Yield
As of September 30, 2025 and 2024, we had investments in 218 and 148 portfolio companies, respectively, with a total fair value of $2,209.2 million and $1,311.0 million, respectively.
The following table shows the asset mix of our new investment commitments for the years ended September 30, 2025 and 2024:

	Year ended
	September 30, 2025		September 30, 2024
	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$47,541	4.2%	$32,257	2.4%
One stop	1,016,725	91.6	1,289,365	96.3
Second lien	9,218	0.8	6,592	0.5
Subordinated debt	20,592	1.9	844	0.1
Equity	16,272	1.5	9,806	0.7
Total new investment commitments	$1,110,348	100.0%	$1,338,864	100.0%
For the years ended September 30, 2025 and 2024, we had approximately $139.7 million and $36.3 million, respectively, in proceeds from principal payments and sales of portfolio investments.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2025(1)			As of September 30, 2024(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured	$77,389	$76,691	$77,408	$39,377	$38,960	$39,358
One stop	2,069,014	2,037,002	2,063,173	1,254,102	1,232,741	1,250,206
Second lien	12,674	12,600	12,722	4,446	4,373	4,446
Subordinated debt	20,908	20,615	20,741	929	897	921
Equity	N/A	29,539	35,130	N/A	14,541	16,070
Total	$2,179,985	$2,176,447	$2,209,174	$1,298,854	$1,291,512	$1,311,001

(1)As of September 30, 2025, $325.9 million and $330.8 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
(2)As of September 30, 2024, $181.7 million and $184.4 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
As of September 30, 2025 and 2024, we had no loans on non-accrual status. As of September 30, 2025 and 2024, the fair value of our debt investments as a percentage of the outstanding principal value was 99.7% and 99.7%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the years ended September 30, 2025 and 2024:

	Year ended
	September 30, 2025	September 30, 2024
Weighted average rate of new investment fundings	9.2%	10.7%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.1%	5.6%
Weighted average fees of new investment fundings	0.7%	1.1%
Weighted average rate of sales and payoffs of portfolio investments	10.1%	11.3%
As of September 30, 2025, 96.6% and 96.6% of our debt portfolio at amortized cost and fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2024, 96.5% and 96.4% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of September 30, 2025 and 2024, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $89.5 million and $81.9 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.
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
The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2025 and 2024:

	As of September 30, 2025			As of September 30, 2024
Internal Performance Rating	Investments at Fair Value (In thousands)		Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$144,827		6.5%	$1,142	0.1%
4	2,053,909		93.0	1,303,520	99.4
3	10,438		0.5	6,339	0.5
2	0	*	0.0 †	—	—
1	—		—	—	—
Total	$2,209,174		100.0%	$1,311,001	100.0%
* Represents an amount less than $1.
† Represents an amount less than 0.1%.
The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of September 30, 2025 and 2024:

	Average Price[1]
Category	As of September 30, 2025	As of September 30, 2024
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.8%	99.7%
Internal Performance Rating 3 (Performing Below Expectations)	94.8	94.2
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	—	—
Total	99.7%	99.7%

(1)Includes only debt investments held as of September 30, 2025 and 2024. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

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

Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•We entered into the Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, chief executive officer of GC Advisors and an interested director of Golub Capital BDC 4, and Mr. David Golub, our president, chief executive officer, and chairman, are managers of GC Advisors, and each of Messrs. Lawrence Golub and David Golub own an indirect pecuniary interest includes in GC Advisors.
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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a subscription agreement with us to purchase our common stock on the same terms and conditions as other investors for a capital subscription of $100.0 million. As of September 30, 2025, we have issued 6,667,366.664 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $100.0 million and have also issued 139,172.373 shares to GGP Class B-P, LLC through the DRIP.
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
In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2025 and 2024. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.
Valuation of Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both September 30, 2025 and 2024 were valued using Level 3 inputs. As of both September 30, 2025 and 2024, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs. As of September 30, 2025, all forward currency contracts were valued using Level 2 inputs. As of September 30, 2024, there were no outstanding forward currency contracts.

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
Non-accrual Investments: Loans may be left on accrual status while we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of September 30, 2025 and 2024, we had no portfolio company investments on non-accrual status. We review all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected, for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. There were no preferred equity securities on non-accrual status as of September 30, 2025 and 2024.

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
Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended September 30, 2025, we did not incur any U.S. federal excise tax. For the year ended September 30, 2024, we recorded an amount less than $0.1 million for U.S. federal excise tax.
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
Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2025 and 2024, the weighted average floor on loans subject to floating interest rates was 0.75% and 0.77%, respectively. The DB Credit Facility has a floating interest rate provision based on the applicable base rate plus 1.75%. The BNP Credit Facility has a floating interest rate provision based on the applicable base rate plus 2.10%. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. The Class A-1, Class A-2, and Class B 2025 Notes issued in connection with the 2025 Debt Securitization have floating rate interest provisions based on three-month SOFR. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.
Assuming that the Consolidated Statement of Financial Condition as of September 30, 2025 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(42,496)	$(23,791)	$(18,705)
Down 150 basis points	(31,984)	(17,843)	(14,141)
Down 100 basis points	(21,373)	(11,896)	(9,477)
Down 50 basis points	(10,692)	(5,948)	(4,744)
Up 50 basis points	10,692	5,948	4,744
Up 100 basis points	21,384	11,896	9,488
Up 150 basis points	32,078	17,843	14,235
Up 200 basis points	42,770	23,791	18,979

(1)    Assumes applicable three-month base rate as of September 30, 2025, with the exception of SONIA and Prime that utilize the September 30, 2025 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2025, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the 2025 Debt Securitization, DB Credit Facility, BNP Credit Facility and the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.
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
Management assessed the effectiveness of Golub Capital BDC 4’s internal control over financial reporting as of September 30, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2025, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital BDC 4, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Golub Capital BDC 4, Inc. and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2025 and 2024, by correspondence with custodians. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Chicago, Illinois
November 21, 2025

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2025	September 30, 2024

Assets
Non-controlled / non-affiliate company investments at fair value (amortized cost of $2,176,447 and $1,291,512, respectively)	$2,209,174	$1,311,001
Cash and cash equivalents	14,291	8,175
Foreign currencies (cost of $3,100 and $873, respectively)	3,529	1,019
Restricted cash and cash equivalents	45,540	25,337
Restricted foreign currencies (cost of $2,869 and $294, respectively)	2,947	316
Interest receivable	19,645	16,566
Receivable for investments	1,355	5,085
Capital call receivable	94	—
Deferred offering costs	—	68
Other assets	840	117
Total Assets	$2,297,415	$1,367,684
Liabilities
Debt	$1,189,555	$691,985
Less unamortized debt issuance costs	(8,281)	(7,871)
Debt less unamortized debt issuance costs	1,181,274	684,114
Interest payable	18,244	12,293
Distributions payable	19,791	15,502
Management and income incentive fees payable	5,741	3,642
Unrealized depreciation on forward currency contracts	864	—
Accrued trustee fees	52	47
Accounts payable and other liabilities	2,894	1,884
Total Liabilities	1,228,860	717,482
Commitments and Contingencies (Note 10)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2025 and 2024	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 71,236,992.933 and 43,346,830.170 shares issued and outstanding as of September 30, 2025 and 2024, respectively	71	43
Paid in capital in excess of par	1,068,109	649,853
Distributable earnings (losses)	375	306
Total Net Assets	1,068,555	650,202
Total Liabilities and Total Net Assets	$2,297,415	$1,367,684
Number of common shares outstanding	71,236,992.933	43,346,830.170
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year ended September 30, 2025	Year ended September 30, 2024	Year ended September 30, 2023
Investment income
Interest income	$165,803	$96,782	$21,023
Payment-in-kind interest income	9,552	6,256	1,634
Dividend income	828	181	122
Fee income	1,021	435	50
Total investment income	177,204	103,654	22,829
Expenses
Interest and other debt financing expenses	64,666	38,185	7,227
Base management fee	23,673	11,815	2,759
Incentive fee	20,420	12,679	2,682
Professional fees	1,771	969	804
Administrative service fee	2,146	947	233
General and administrative expenses	302	236	102
Total expenses	112,978	64,831	13,807
Base management fee waived (Note 4)	(15,065)	(7,519)	(1,756)
Incentive fee waived (Note 4)	(9,972)	(8,130)	(2,682)
Net expenses	87,941	49,182	9,369
Net investment income - before tax	89,263	54,472	13,460
Excise tax	—	25	53
Net investment income - after tax	89,263	54,447	13,407
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	—	30	16
Foreign currency transactions	263	155	(46)
Net realized gain (loss) on investment transactions	263	185	(30)
Net change in unrealized appreciation (depreciation) from:
Investments	5,293	14,348	2,595
Forward currency contracts	(864)	—	—
Translation of assets and liabilities in foreign currencies	430	(20)	137
Net change in unrealized appreciation (depreciation) on investment transactions	4,859	14,328	2,732
Net gain (loss) on investment transactions	5,122	14,513	2,702
Net increase (decrease) in net assets resulting from operations	$94,385	$68,960	$16,109
Per Common Share Data
Basic and diluted earnings (losses) per common share (Note 13)	$1.71	$2.55	$2.46
Basic and diluted weighted average common shares outstanding (Note 13)	55,271,464	27,089,786	6,535,176

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2022	4,628,404.940	$5	$69,421	$—	$69,426
Issuance of common stock	7,334,065.187	7	110,004	—	110,011
Redemption of common stock	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	13,407	13,407
Net realized gain (loss) on investment transactions	—	—	—	(30)	(30)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	2,732	2,732
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	216,495.165	—	3,247	—	3,247
Distributions from distributable earnings (losses)	—	—	—	(12,129)	(12,129)
Distributions declared and payable	—	—	—	(3,980)	(3,980)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(147)	147	—
Total increase (decrease) for the year ended September 30, 2023	7,550,560.352	7	113,104	147	113,258
Balance at September 30, 2023	12,178,965.292	12	182,525	147	182,684
Issuance of common stock	30,448,083.954	30	456,691	—	456,721
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	54,447	54,447
Net realized gain (loss) on investment transactions	—	—	—	185	185
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	14,328	14,328
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	719,780.924	1	10,796	—	10,797
Distributions from distributable earnings (losses)	—	—	—	(53,458)	(53,458)
Distributions declared and payable	—	—	—	(15,502)	(15,502)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(159)	159	—
Total increase (decrease) for the year ended September 30, 2024	31,167,864.878	31	467,328	159	467,518
Balance at September 30, 2024	43,346,830.170	43	649,853	306	650,202
Issuance of common stock	26,693,590.969	27	400,377	—	400,404
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	89,263	89,263
Net realized gain (loss) on investment transactions	—	—	—	263	263
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	4,859	4,859
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,196,571.794	1	17,948	—	17,949
Distributions from distributable earnings (losses)	—	—	—	(74,594)	(74,594)
Distributions declared and payable	—	—	—	(19,791)	(19,791)
Tax reclassification of stockholders equity in accordance with generally accepted accounting principles	—	—	(69)	69	—
Total increase (decrease) for the year ended September 30, 2025	27,890,162.763	28	418,256	69	418,353
Balance at September 30, 2025	71,236,992.933	$71	$1,068,109	$375	$1,068,555
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended September 30,
	2025	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$94,385	$68,960	$16,109
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	4,061	1,644	327
Amortization of deferred offering costs	68	134	83
Accretion of discounts and amortization of premiums	(5,420)	(3,078)	(641)
Net realized (gain) loss on investments	—	(30)	(16)
Net realized (gain) loss on foreign currency transactions	(263)	(155)	46
Net change in unrealized (appreciation) depreciation on investments	(5,293)	(14,348)	(2,595)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(430)	20	(137)
Net change in unrealized (appreciation) depreciation on forward currency contracts	864	—	—
Proceeds from (fundings of) revolving loans, net	(5,121)	(2,253)	(269)
Fundings of investments	(1,004,018)	(999,116)	(205,451)
Proceeds from principal payments and sales of portfolio investments	139,651	36,279	4,424
Payment-in-kind interest capitalized	(9,486)	(6,286)	(1,629)
Non-cash dividends capitalized	(628)	(181)	(114)
Proceeds from non-cash dividends	208	—	—
Changes in operating assets and liabilities:
Interest receivable	(3,079)	(13,464)	(2,556)
Receivable for investments	3,730	(4,171)	(914)
Other assets	(723)	(85)	(24)
Interest payable	5,951	9,751	2,057
Management and income incentive fees payable	2,099	3,319	217
Accrued trustee fees	5	22	(15)
Accounts payable and other liabilities	1,010	1,368	31
Net cash provided by (used in) operating activities	(782,429)	(921,670)	(191,067)
Cash flows from financing activities
Borrowings on debt	2,340,403	999,356	160,342
Repayments of debt	(1,849,470)	(487,400)	(48,392)
Proceeds from other short-term borrowings	—	481,469	—
Repayments on other short-term borrowings	—	(481,469)	—
Capitalized debt issuance costs	(4,471)	(8,511)	(808)
Deferred offering costs	—	(49)	(53)
Proceeds from issuance of common shares	400,311	456,761	109,983
Distributions paid	(72,147)	(46,642)	(9,009)
Net cash provided by (used in) financing activities	814,626	913,515	212,063
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	32,197	(8,155)	20,996
Effect of foreign currency exchange rates	(737)	163	97
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	34,847	42,839	21,746
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$66,307	$34,847	$42,839
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$54,654	$26,791	$4,842
Distributions declared for the period	94,385	68,960	16,109
Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$94	$(40)	$28
Stock issued in connection with dividend reinvestment plan	17,949	10,797	3,247
Change in distributions payable	4,289	11,521	3,853

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (continued)
(In thousands)
The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	September 30, 2025	September 30, 2024
Cash and cash equivalents	$14,291	$8,175
Foreign currencies (cost of $3,100 and $873, respectively)	3,529	1,019
Restricted cash and cash equivalents	45,540	25,337
Restricted foreign currencies (cost of $2,869 and $294, respectively)	2,947	316
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows (1)	$66,307	$34,847
(1) See Note 2 for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.^	One stop	SF +	5.00%	(i)	9.00%				02/2029	$14,576	$14,324	1.4%	$14,503
PPW Aero Buyer, Inc.(5)	One stop				N/A(6)				02/2029	—	(4)	—	(3)
PPW Aero Buyer, Inc.	One stop				N/A(6)				02/2029	—	—	—	—
PPW Aero Buyer, Inc.^	One stop	SF +	5.00%	(i)	9.00%				02/2029	2,449	2,438	0.2	2,437
PPW Aero Buyer, Inc.*^	One stop	SF +	5.00%	(i)	9.00%				02/2029	2,105	2,093	0.2	2,094
PPW Aero Buyer, Inc.#	One stop	SF +	5.00%	(i)	9.00%				09/2031	617	614	0.1	614
PPW Aero Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(10)	—	(10)
Titan BW Borrower L.P.#(24)	One stop	SF +	5.26%	(i)	6.58%	cash/	2.88%	PIK	07/2032	4,789	4,742	0.4	4,741
Titan BW Borrower L.P.(5)	One stop				N/A(6)				07/2032	—	(8)	—	(8)
Titan BW Borrower L.P.(5)	One stop				N/A(6)				07/2032	—	(2)	—	(4)
										24,536	24,187	2.3	24,364
Air Freight & Logistics
RJW Group Holdings, Inc.^	One stop	SF +	5.00%	(i)	9.00%				11/2031	12,449	12,226	1.2	12,324
RJW Group Holdings, Inc.	One stop	SF +	5.00%	(i)	9.20%				11/2031	786	770	0.1	777
RJW Group Holdings, Inc.#	One stop	SF +	5.00%	(i)	9.00%				11/2031	9,107	9,017	0.8	9,016
RJW Group Holdings, Inc.(5)	One stop				N/A(6)				11/2031	—	(8)	—	(15)
										22,342	22,005	2.1	22,102
Auto Components
Arnott, LLC^	One stop	SF +	4.75%	(j)	8.62%				11/2030	1,260	1,249	0.1	1,247
Arnott, LLC	One stop	SF +	4.75%	(j)	8.74%				11/2030	93	91	—	91
Collision SP Subco, LLC^	One stop	SF +	4.75%	(i)	9.06%				01/2030	9,942	9,799	0.9	9,942
Collision SP Subco, LLC#	One stop	SF +	4.75%	(i)	9.04%				01/2030	70	70	—	70
Collision SP Subco, LLC(5)	One stop				N/A(6)				01/2030	—	(8)	—	—
Collision SP Subco, LLC	One stop	SF +	4.75%	(i)(j)	9.00%				01/2030	5,305	5,263	0.5	5,305
Collision SP Subco, LLC	One stop	SF +	4.75%	(i)	8.95%				01/2030	238	214	—	238
OEConnection, LLC*^	One stop	SF +	5.25%	(h)	9.41%				04/2031	16,946	16,812	1.6	17,003
OEConnection, LLC^	One stop	SF +	5.25%	(h)	9.41%				04/2031	2,957	2,932	0.3	2,967
OEConnection, LLC(5)	One stop				N/A(6)				04/2031	—	(15)	—	6
OEConnection, LLC(5)	One stop				N/A(6)				04/2031	—	(5)	—	4
										36,811	36,402	3.4	36,873
Automobiles
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(i)	9.89%				06/2030	351	340	—	351
CAP-KSI Holdings, LLC*^	One stop	SF +	5.25%	(h)(i)	9.32%				06/2030	8,303	8,208	0.8	8,303
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(i)	9.25%				12/2029	796	784	0.1	796
High Bar Brands Operating, LLC#	Senior secured	SF +	5.25%	(i)	9.25%				12/2029	166	163	—	166
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(i)	9.24%				12/2029	10	6	—	10
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(i)	9.25%				12/2029	140	137	—	140
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.00%	(i)	9.00%				07/2029	30,319	30,076	2.9	30,319
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(j)	9.03%				07/2029	257	255	—	257
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(j)	9.24%				07/2029	398	393	—	398
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(i)	9.00%	07/2029	$388	$386	—%	$388
Quick Quack Car Wash Holdings, LLC*^	One stop	SF +	4.75%	(h)	8.91%	06/2031	28,332	28,140	2.7	28,332
Quick Quack Car Wash Holdings, LLC(5)	One stop				N/A(6)	06/2031	—	(17)	—	—
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(h)	8.91%	06/2031	528	516	—	528
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	4.75%	(h)	8.91%	06/2031	1,591	1,570	0.1	1,591
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(h)	8.91%	06/2031	66	66	—	66
Yorkshire Parent, Inc.^	One stop	SF +	5.50%	(i)	9.50%	12/2029	17,435	17,244	1.6	17,435
Yorkshire Parent, Inc.	One stop	SF +	5.50%	(i)	9.50%	12/2029	706	665	0.1	706
Yorkshire Parent, Inc.^	One stop	SF +	5.50%	(i)	9.79%	12/2029	4,831	4,784	0.5	4,831
Yorkshire Parent, Inc.	One stop	SF +	5.00%	(i)	9.31%	12/2029	1	—	—	1
Yorkshire Parent, Inc.#	One stop	SF +	5.00%	(i)	9.31%	12/2029	42	42	—	42
							94,660	93,758	8.8	94,660
Banks
Empyrean Solutions, LLC^	One stop	SF +	4.50%	(i)	8.50%	11/2031	1,484	1,477	0.1	1,484
Empyrean Solutions, LLC(5)	One stop				N/A(6)	11/2031	—	(1)	—	—
Empyrean Solutions, LLC(5)	One stop				N/A(6)	11/2031	—	(3)	—	—
OSP Hamilton Purchaser, LLC^	One stop	SF +	5.00%	(i)	9.31%	12/2029	3,870	3,835	0.4	3,870
OSP Hamilton Purchaser, LLC^	One stop	SF +	5.00%	(i)	9.32%	12/2029	3,702	3,669	0.4	3,702
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(i)	9.32%	12/2029	63	48	—	63
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(i)	9.31%	12/2029	337	331	—	337
							9,456	9,356	0.9	9,456
Beverages
Financial Information Technologies, LLC^	One stop	SF +	4.75%	(i)	8.75%	06/2030	6,410	6,326	0.6	6,410
Financial Information Technologies, LLC^	One stop	SF +	4.75%	(i)	8.75%	06/2030	2,613	2,588	0.2	2,613
Financial Information Technologies, LLC(5)	One stop				N/A(6)	06/2030	—	(5)	—	—
Financial Information Technologies, LLC(5)	One stop				N/A(6)	06/2030	—	(1)	—	—
Financial Information Technologies, LLC#	One stop	SF +	4.75%	(i)	8.75%	06/2030	9,452	9,429	0.9	9,452
Spindrift Beverage Co. Inc.(5)	One stop				N/A(6)	02/2032	—	(11)	—	—
Spindrift Beverage Co. Inc.(5)	One stop				N/A(6)	02/2032	—	(3)	—	—
Spindrift Beverage Co. Inc.^	One stop	SF +	5.00%	(i)	9.29%	02/2032	5,073	5,016	0.5	5,073
							23,548	23,339	2.2	23,548
Building Products
BECO Holding Company, Inc.*	One stop	SF +	5.25%	(i)	9.40%	11/2028	693	689	0.1	693
BECO Holding Company, Inc.(5)	One stop				N/A(6)	11/2028	—	(12)	—	—
							693	677	0.1	693
Capital Markets
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(i)	8.75%	01/2031	14,058	13,930	1.3	14,058
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(i)	8.75%	01/2031	631	606	0.1	631
BlueMatrix Holdings, LLC*	One stop	SF +	4.75%	(i)	8.75%	01/2031	4,729	4,686	0.4	4,729
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(i)	8.75%	01/2031	1,720	1,708	0.2	1,720
BlueMatrix Holdings, LLC#	One stop	SF +	4.75%	(i)	8.75%	01/2031	2,055	2,047	0.2	2,055
							23,193	22,977	2.2	23,193
Chemicals
AP Adhesives Holdings, LLC(5)	One stop				N/A(6)	04/2032	—	(3)	—	—
AP Adhesives Holdings, LLC(5)	One stop				N/A(6)	04/2031	—	(1)	—	—
AP Adhesives Holdings, LLC^	One stop	SF +	4.75%	(i)	8.80%	04/2032	1,667	1,659	0.2	1,667
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
JSG II, Inc. and Checkers USA, Inc.#	One stop	SF +	4.50%	(h)	8.66%				09/2032	$3,521	$3,503	0.3%	$3,503
JSG II, Inc. and Checkers USA, Inc.	One stop	SF +	4.50%	(h)	8.66%				09/2032	33	31	—	31
JSG II, Inc. and Checkers USA, Inc.(5)	One stop				N/A(6)				09/2032	—	(2)	—	(5)
Krayden Holdings, Inc.^	Senior secured	SF +	4.75%	(h)	8.91%				03/2029	929	922	0.1	929
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(h)	8.90%				03/2029	61	59	—	61
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(h)	8.91%				03/2029	289	285	—	289
										6,500	6,453	0.6	6,475
Commercial Services & Supplies
BradyIFS Holdings, LLC	One stop	SF +	5.00%	(i)	9.25%				10/2029	217	206	—	217
BradyIFS Holdings, LLC*^	One stop	SF +	5.00%	(i)	9.31%				10/2029	22,318	21,977	2.1	22,318
CHA Vision Holdings, Inc.^	One stop	SF +	5.00%	(i)	9.33%				01/2031	18,353	18,192	1.7	18,261
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(i)	9.22%				01/2031	5,974	5,922	0.5	5,944
CHA Vision Holdings, Inc.(5)	One stop				N/A(6)				01/2030	—	(14)	—	(8)
CHA Vision Holdings, Inc.#	One stop	SF +	5.00%	(i)	9.00%				01/2031	941	936	0.1	936
CHA Vision Holdings, Inc.(5)	One stop				N/A(6)				01/2031	—	(11)	—	(11)
Kleinfelder Intermediate, LLC^	One stop	SF +	5.00%	(i)	9.31%				09/2030	2,016	1,970	0.2	2,016
Kleinfelder Intermediate, LLC	One stop	P +	4.00%	(a)	11.25%				09/2028	49	46	—	49
Kleinfelder Intermediate, LLC	One stop	SF +	5.00%	(i)	9.31%				09/2030	219	216	—	219
North Haven Stack Buyer, LLC*	One stop	SF +	4.75%	(i)	8.95%				07/2027	10,301	10,278	1.0	10,301
North Haven Stack Buyer, LLC(24)	Second lien	N/A			9.75%	cash/	2.50%	PIK	01/2028	9,277	9,246	0.9	9,277
PSC Parent, Inc.	One stop	SF +	5.00%	(h)	9.17%				04/2031	716	710	0.1	716
PSC Parent, Inc.^	One stop	SF +	5.00%	(h)	9.16%				04/2031	1,077	1,072	0.1	1,077
PSC Parent, Inc.	One stop	SF +	5.00%	(h)	9.16%				04/2030	425	416	—	425
PSC Parent, Inc.^	One stop	SF +	5.00%	(h)	9.15%				04/2031	6,460	6,409	0.6	6,460
WRE Holding Corp.(5)	One stop				N/A(6)				07/2030	—	(17)	—	—
WRE Holding Corp.^	One stop	SF +	5.00%	(j)	9.14%				07/2031	1,589	1,583	0.1	1,589
WRE Holding Corp.^	One stop	SF +	5.00%	(j)	9.13%				07/2031	958	954	0.1	958
WRE Holding Corp.^	One stop	SF +	5.00%	(j)	9.12%				07/2031	745	742	0.1	745
WRE Holding Corp.*^	One stop	SF +	5.00%	(j)	8.87%				07/2031	14,480	14,361	1.4	14,480
WRE Holding Corp.	One stop	SF +	5.00%	(j)	9.17%				07/2031	261	260	—	261
WRE Holding Corp.	One stop	SF +	5.00%	(i)	9.30%				07/2031	267	266	—	267
WRE Holding Corp.	One stop	SF +	5.00%	(i)	9.23%				07/2031	165	165	—	165
										96,808	95,885	9.0	96,662
Construction & Engineering
Consor Intermediate II, LLC(5)	One stop				N/A(6)				05/2031	—	(21)	—	—
Consor Intermediate II, LLC(5)	One stop				N/A(6)				05/2031	—	(10)	—	—
Consor Intermediate II, LLC^	One stop	SF +	4.75%	(h)(i)	8.75%				05/2031	13,620	13,565	1.3	13,620
DCCM, LLC#	One stop	SF +	4.75%	(h)	8.91%				06/2032	1,956	1,947	0.2	1,956
DCCM, LLC(5)	One stop				N/A(6)				06/2032	—	(2)	—	—
DCCM, LLC(5)	One stop				N/A(6)				06/2032	—	(5)	—	—
Royal Holdco Corporation	One stop	SF +	4.50%	(i)	8.50%				12/2030	62	60	—	62
Royal Holdco Corporation	One stop	SF +	4.50%	(i)	8.67%				12/2030	125	122	—	125
Royal Holdco Corporation^	One stop	SF +	4.50%	(i)	8.62%				12/2030	1,739	1,723	0.1	1,739
										17,502	17,379	1.6	17,502
Containers & Packaging
Packaging Coordinators Midco, Inc.^	One stop	SF +	4.75%	(i)	9.06%				07/2032	1,406	1,403	0.1	1,406
Packaging Coordinators Midco, Inc.	One stop				N/A(6)				07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.	One stop				N/A(6)				07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.	One stop				N/A(6)				07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.	One stop				N/A(6)				07/2032	—	—	—	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Packaging Coordinators Midco, Inc.	One stop				N/A(6)				07/2032	$—	$—	—%	$—
Packaging Coordinators Midco, Inc.	One stop				N/A(6)				07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.	One stop				N/A(6)				07/2032	—	—	—	—
										1,406	1,403	0.1	1,406
Diversified Consumer Services
ABC Legal Holdings, LLC#	One stop	SF +	4.50%	(h)	8.65%				08/2032	5,163	5,138	0.5	5,112
ABC Legal Holdings, LLC(5)	One stop				N/A(6)				08/2032	—	(5)	—	(10)
ABC Legal Holdings, LLC(5)	One stop				N/A(6)				08/2032	—	(9)	—	(15)
Any Hour, LLC	One stop	SF +	5.25%	(i)	9.25%				05/2030	229	215	—	133
Any Hour, LLC(24)	One stop	N/A			13.00%	PIK			05/2031	2,949	2,909	0.3	2,801
Any Hour, LLC	One stop	SF +	5.25%	(i)	9.30%				05/2030	741	727	0.1	692
Any Hour, LLC*^	One stop	SF +	5.25%	(i)	9.25%				05/2030	8,083	7,990	0.7	7,759
Apex Service Partners, LLC	One stop	SF +	5.00%	(i)	9.17%				10/2030	50	50	—	50
Apex Service Partners, LLC#	One stop	SF +	5.00%	(i)	9.31%				10/2030	50	49	—	50
Apex Service Partners, LLC	One stop	SF +	5.00%	(i)	9.21%				10/2030	28	28	—	28
Apex Service Partners, LLC^	One stop	SF +	5.00%	(i)	9.20%				10/2030	5,660	5,545	0.5	5,660
Apex Service Partners, LLC(5)	One stop				N/A(6)				10/2029	—	(35)	—	—
Apex Service Partners, LLC^	One stop	SF +	5.00%	(i)	9.20%				10/2030	23,780	23,271	2.2	23,780
CHVAC Services Investment, LLC^	One stop	SF +	4.50%	(i)	8.50%				05/2030	4,273	4,227	0.4	4,273
CHVAC Services Investment, LLC(5)	One stop				N/A(6)				05/2030	—	(12)	—	—
CHVAC Services Investment, LLC^	One stop	SF +	4.50%	(i)	8.50%				05/2030	16,423	16,285	1.5	16,423
CHVAC Services Investment, LLC	One stop	SF +	4.50%	(i)	8.50%				05/2030	18	6	—	18
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(i)	9.65%				07/2029	858	849	0.1	858
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(i)	9.65%				07/2029	7	7	—	7
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(i)	9.65%				07/2029	249	247	—	249
HS Spa Holdings, Inc.^	One stop	SF +	5.25%	(i)	9.45%				06/2029	1,139	1,127	0.1	1,139
HS Spa Holdings, Inc.	One stop	P +	4.25%	(a)	11.50%				06/2028	22	21	—	22
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(i)	9.56%				06/2029	604	602	0.1	604
Kodiak Buyer, LLC*	One stop	SF +	4.50%	(i)	8.50%				07/2032	2,025	2,015	0.2	2,015
Kodiak Buyer, LLC(5)	One stop				N/A(6)				07/2032	—	(3)	—	(3)
Kodiak Buyer, LLC(5)	One stop				N/A(6)				07/2032	—	(3)	—	(4)
Litera Bidco, LLC	One stop	SF +	5.00%	(h)	9.25%				05/2028	77	75	—	77
Litera Bidco, LLC	One stop	SF +	5.00%	(h)	9.16%				05/2028	3,015	3,010	0.3	3,015
Litera Bidco, LLC	One stop				N/A(6)				05/2028	—	—	—	—
Litera Bidco, LLC^	One stop	SF +	5.00%	(h)	9.16%				05/2028	7,552	7,528	0.7	7,552
Mario Purchaser, LLC^	One stop	SF +	5.75%	(h)	10.01%				04/2029	653	647	0.1	627
Mario Purchaser, LLC^	One stop	SF +	5.75%	(h)	10.01%				04/2029	847	837	0.1	813
Mario Purchaser, LLC(24)	One stop	SF +	10.75%		15.01%	PIK			04/2032	487	483	—	477
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.01%				04/2028	26	25	—	24
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.01%				04/2029	398	395	—	382
NSG Buyer, Inc. ^	One stop	SF +	5.00%	(i)	9.00%				11/2029	15,257	15,007	1.4	15,257
NSG Buyer, Inc.	One stop	SF +	5.00%	(i)	9.00%				11/2028	146	137	—	146
NSG Buyer, Inc. (5)	One stop				N/A(6)				11/2029	—	(9)	—	—
Salisbury House, LLC	One stop	SF +	5.00%	(i)	9.16%				08/2032	233	226	—	219
Salisbury House, LLC(5)	One stop				N/A(6)				08/2032	—	(10)	—	(21)
Salisbury House, LLC*	One stop	SF +	5.00%	(h)	9.16%				08/2032	10,224	10,174	1.0	10,121
Severin Acquisition, LLC^(24)	One stop	SF +	5.00%	(h)	6.91%	cash/	2.25%	PIK	10/2031	9,212	9,135	0.9	9,120
Severin Acquisition, LLC(5)	One stop				N/A(6)				10/2031	—	(10)	—	(11)
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Severin Acquisition, LLC(24)	One stop	SF +	5.00%	(h)	6.91%	cash/	2.25%	PIK	10/2031	$322	$314	—%	$303
Stellar Brands, LLC^	Senior secured	SF +	4.50%	(i)	8.50%				02/2031	2,068	2,054	0.2	2,068
Stellar Brands, LLC(5)	Senior secured				N/A(6)				02/2031	—	(1)	—	—
Virginia Green Acquisition, LLC^	One stop	SF +	5.25%	(j)	9.41%				12/2030	26,072	25,875	2.4	26,072
Virginia Green Acquisition, LLC(5)	One stop				N/A(6)				12/2029	—	(23)	—	—
Virginia Green Acquisition, LLC(5)	One stop				N/A(6)				12/2030	—	(12)	—	—
										148,940	147,098	13.8	147,882
Diversified Financial Services
Baker Tilly Advisory Group, LP(5)	One stop				N/A(6)				06/2030	—	(12)	—	—
Baker Tilly Advisory Group, LP^	One stop	SF +	4.75%	(h)	8.91%				06/2031	5,174	5,116	0.5	5,187
Baker Tilly Advisory Group, LP^	One stop	SF +	4.50%	(h)	8.66%				06/2031	1,941	1,932	0.2	1,941
Baker Tilly Advisory Group, LP(5)	One stop				N/A(6)				06/2031	—	(3)	—	—
Ceres Groupe SAS & Ceres PikCo(7)(8)(19)(24)	Subordinated debt	E +	7.50%	(d)	9.58%	PIK			07/2032	901	826	0.1	901
Ceres Groupe SAS & Ceres PikCo*(7)(8)(19)	One stop	E +	4.50%	(d)	6.58%				07/2031	1,398	1,278	0.1	1,398
Ceres Groupe SAS & Ceres PikCo(7)(8)(19)	One stop	E +	4.50%	(d)	6.76%				07/2031	198	177	—	198
Ceres Groupe SAS & Ceres PikCo(7)(8)(19)	One stop				N/A(6)				07/2031	—	—	—	—
Corsair Blade IV S.A R.L.(7)(8)(12)(24)	One stop	SN +	5.75%	(f)	9.47%	cash/	0.25%	PIK	12/2030	81	62	—	81
Corsair Blade IV S.A R.L.(7)(12)(24)	One stop	SF +	5.75%	(i)	9.75%	cash/	0.25%	PIK	12/2030	250	250	—	250
Deerfield Dakota Holding, LLC(5)	One stop				N/A(6)				09/2032	—	(14)	—	(15)
Deerfield Dakota Holding, LLC#(24)	One stop	SF +	5.75%	(i)	7.06%	cash/	2.75%	PIK	09/2032	15,499	15,345	1.4	15,344
Equity Methods, LLC^	One stop	SF +	4.75%	(i)	8.75%				04/2032	7,549	7,514	0.7	7,549
Equity Methods, LLC(5)	One stop				N/A(6)				04/2032	—	(6)	—	—
Equity Methods, LLC(5)	One stop				N/A(6)				04/2032	—	(8)	—	—
Finastra USA, Inc.^(7)(9)	One stop	SF +	7.25%	(i)	11.29%				09/2029	2,746	2,746	0.3	2,746
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.75%	(h)	8.91%				11/2028	1,098	1,091	0.1	1,098
Higginbotham Insurance Agency, Inc.^	One stop	SF +	4.50%	(h)	8.67%				11/2028	3,813	3,793	0.4	3,813
Medlar Bidco Limited#(7)(8)(20)	One stop	SN +	5.00%	(f)	8.97%				05/2032	9,412	9,244	0.9	9,412
Medlar Bidco Limited(5)(7)(8)(20)	One stop				N/A(6)				05/2032	—	(20)	—	—
Medlar Bidco Limited#(7)(8)(20)	One stop	E +	5.00%	(c)	6.97%				05/2032	11,711	11,209	1.1	11,711
Wealth Enhancement Group, LLC	One stop				N/A(6)				10/2028	—	—	—	—
Wealth Enhancement Group, LLC^	One stop	SF +	4.50%	(i)	8.79%				10/2028	735	735	0.1	735
Wealth Enhancement Group, LLC^	One stop	SF +	4.50%	(i)	8.79%				10/2028	1,020	1,019	0.1	1,020
Wealth Enhancement Group, LLC	One stop	SF +	4.50%	(h)(i)	8.78%				10/2028	350	345	—	350
Wealth Enhancement Group, LLC(5)	One stop				N/A(6)				10/2028	—	(4)	—	—
										63,876	62,615	6.0	63,719
Electric Utilities
Smart Energy Systems, Inc.(24)	One stop	SF +	7.50%	(i)(j)	7.88%	cash/	3.75%	PIK	01/2030	190	187	—	186
Smart Energy Systems, Inc.#(24)	One stop	SF +	7.50%	(i)	8.04%	cash/	3.75%	PIK	01/2030	1,723	1,690	0.2	1,688
										1,913	1,877	0.2	1,874
Electrical Equipment
Power Grid Holdings, Inc.^	One stop	SF +	4.75%	(i)	8.75%				12/2030	726	716	0.1	726
Power Grid Holdings, Inc.	One stop	SF +	4.75%	(h)(i)	9.67%				12/2030	21	18	—	21
Wildcat TopCo, Inc.^	One stop	SF +	4.75%	(h)	8.91%				11/2031	6,199	6,144	0.6	6,199
Wildcat TopCo, Inc.	One stop	P +	3.75%	(a)	11.00%				11/2031	30	20	—	30
Wildcat TopCo, Inc.(5)	One stop				N/A(6)				11/2031	—	(5)	—	—
										6,976	6,893	0.7	6,976
Electronic Equipment, Instruments & Components
CST Holding Company^	One stop	SF +	5.00%	(h)	9.26%				11/2028	5,345	5,185	0.5	5,345
CST Holding Company(5)	One stop				N/A(6)				11/2028	—	(1)	—	—
										5,345	5,184	0.5	5,345
Food Products
Blast Bidco Inc.^	One stop	SF +	6.00%	(i)	10.00%				10/2030	16,855	16,672	1.6	16,855
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Blast Bidco Inc.(5)	One stop				N/A(6)	10/2029	$—	$(20)	—%	$—
Eagle Family Foods Group, LLC^	One stop	SF +	5.00%	(i)(j)	9.19%	08/2030	3,315	3,288	0.3	3,315
Eagle Family Foods Group, LLC(5)	One stop				N/A(6)	08/2030	—	(3)	—	—
Sphynx UK Bidco, Ltd.#(7)(8)(9)	One stop	A +	4.75%	(e)	8.35%	08/2032	1,667	1,634	0.2	1,657
Sphynx UK Bidco, Ltd.#(7)(8)(9)	One stop	E +	4.75%	(c)	6.82%	08/2032	1,638	1,615	0.1	1,628
Sphynx UK Bidco, Ltd.#(7)(8)(9)	One stop	SN +	4.75%	(f)	8.72%	08/2032	7,573	7,498	0.7	7,526
Zullas, L.C.	One stop	SF +	4.75%	(h)	8.91%	06/2031	79	77	—	79
Zullas, L.C.^	One stop	SF +	4.75%	(h)	8.91%	06/2031	1,448	1,441	0.1	1,448
Zullas, L.C.(5)	One stop				N/A(6)	06/2031	—	(7)	—	—
							32,575	32,195	3.0	32,508
Healthcare Equipment & Supplies
Belmont Instrument, LLC^	One stop	SF +	5.25%	(i)	9.25%	08/2028	4,127	4,077	0.4	4,127
Belmont Instrument, LLC(5)	One stop				N/A(6)	08/2028	—	(1)	—	—
Centegix Intermediate II, LLC#	One stop	SF +	5.50%	(i)	9.69%	08/2032	10,974	10,920	1.0	10,919
Centegix Intermediate II, LLC(5)	One stop				N/A(6)	08/2032	—	(11)	—	(10)
Centegix Intermediate II, LLC(5)	One stop				N/A(6)	08/2032	—	(16)	—	(16)
HuFriedy Group Acquisition, LLC*^	One stop	SF +	5.50%	(i)	9.70%	06/2031	10,796	10,708	1.0	10,796
HuFriedy Group Acquisition, LLC(5)	One stop				N/A(6)	05/2030	—	(9)	—	—
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(i)	9.51%	06/2031	2,089	2,054	0.2	2,089
Isto Group, Inc.	One stop				N/A(6)	09/2032	—	—	—	—
Isto Group, Inc.#	One stop	SF +	4.75%	(i)	8.77%	09/2032	1,941	1,932	0.2	1,931
Isto Group, Inc.(5)	One stop				N/A(6)	09/2032	—	(6)	—	(6)
RTI Surgical, Inc.(5)	One stop				N/A(6)	09/2032	—	(10)	—	(10)
RTI Surgical, Inc.#	One stop	SF +	4.75%	(i)	8.75%	09/2032	10,007	9,957	0.9	9,957
TIDI Legacy Products, Inc.^	One stop	SF +	4.50%	(h)	8.66%	12/2029	2,170	2,160	0.2	2,170
TIDI Legacy Products, Inc.	One stop				N/A(6)	12/2029	—	—	—	—
TIDI Legacy Products, Inc.	One stop				N/A(6)	12/2029	—	—	—	—
YI, LLC^	One stop	SF +	5.75%	(h)	9.90%	12/2029	8,451	8,320	0.8	8,366
YI, LLC(5)	One stop				N/A(6)	12/2029	—	(11)	—	(16)
							50,555	50,064	4.7	50,297
Healthcare Providers & Services
Bamboo US Bidco LLC#(8)	One stop	E +	5.25%	(c)	7.28%	09/2030	3,602	3,185	0.4	3,602
Bamboo US Bidco LLC	One stop	SF +	5.25%	(h)(i)	9.48%	09/2030	324	323	—	324
Bamboo US Bidco LLC	One stop				N/A(6)	09/2030	—	—	—	—
Bamboo US Bidco LLC^	One stop	SF +	5.25%	(i)	9.56%	09/2030	755	752	0.1	755
Bamboo US Bidco LLC(5)	One stop				N/A(6)	10/2029	—	(21)	—	—
Bamboo US Bidco LLC^	One stop	SF +	5.25%	(i)	9.56%	09/2030	4,932	4,830	0.5	4,932
Bayou Intermediate II, LLC(5)	One stop				N/A(6)	09/2032	—	(4)	—	(8)
Bayou Intermediate II, LLC#	One stop	SF +	4.75%	(i)	8.76%	09/2032	5,607	5,579	0.5	5,551
Bayou Intermediate II, LLC(5)	One stop				N/A(6)	09/2032	—	(8)	—	(15)
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	5.00%	(i)	9.29%	11/2030	1,325	1,318	0.1	1,325
Benefit Plan Administrators of Eau Claire, LLC(5)	One stop				N/A(6)	11/2030	—	(1)	—	—
Benefit Plan Administrators of Eau Claire, LLC(5)	One stop				N/A(6)	11/2030	—	(4)	—	—
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	5.00%	(i)	9.29%	11/2030	8,011	7,966	0.7	8,011
BHG Holdings, LLC^	One stop	SF +	5.25%	(h)	9.41%	04/2032	15,940	15,810	1.5	15,940
BHG Holdings, LLC(5)	One stop				N/A(6)	04/2032	—	(16)	—	—
BHG Holdings, LLC(5)	One stop				N/A(6)	04/2032	—	(37)	—	—
Community Care Partners, LLC	One stop	SF +	6.00%	(h)	10.27%	06/2026	344	343	—	344
Datix Bidco Limited and RL Datix Holdings, Inc.#(7)(8)(9)	One stop	SN +	5.00%	(f)	8.97%	04/2031	3,093	2,844	0.3	3,093
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(7)(9)	One stop				N/A(6)	04/2031	—	(9)	—	—
Datix Bidco Limited and RL Datix Holdings, Inc.#(7)(9)	One stop	SF +	5.00%	(j)	9.29%	04/2031	4,967	4,888	0.5	4,967
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(7)(9)	One stop				N/A(6)				10/2030	$—	$(14)	—%	$—
HP TLE Buyer, Inc.#	One stop	SF +	4.75%	(i)	8.75%				07/2032	15,508	15,434	1.4	15,431
HP TLE Buyer, Inc.(5)	One stop				N/A(6)				07/2032	—	(16)	—	(17)
LOV Acquisition LLC^	Senior secured	SF +	4.25%	(h)	8.41%				11/2031	6,738	6,709	0.6	6,738
LOV Acquisition LLC(5)	Senior secured				N/A(6)				11/2031	—	(3)	—	—
PPV Intermediate Holdings, LLC(24)	One stop	N/A			14.75%	PIK			08/2030	9,328	9,184	0.9	9,491
PPV Intermediate Holdings, LLC^	One stop	SF +	5.75%	(i)	9.95%				08/2029	6,530	6,465	0.6	6,530
PPV Intermediate Holdings, LLC(24)	One stop	N/A			13.75%	PIK			08/2030	963	953	0.1	963
PPV Intermediate Holdings, LLC(24)	One stop	N/A			13.75%	PIK			08/2030	222	221	—	222
PPV Intermediate Holdings, LLC(24)	One stop	N/A			13.75%	PIK			08/2030	41	41	—	41
PPV Intermediate Holdings, LLC(24)	One stop	N/A			13.75%	PIK			08/2030	40	38	—	40
PPV Intermediate Holdings, LLC(5)	One stop				N/A(6)				08/2029	—	(4)	—	—
PPV Intermediate Holdings, LLC	One stop	SF +	5.25%	(i)	9.45%				08/2029	863	851	0.1	863
Premise Health Holding Corp.^	One stop	SF +	5.25%	(i)	9.25%				03/2031	18,806	18,585	1.8	18,806
Premise Health Holding Corp.(5)	One stop				N/A(6)				03/2030	—	(24)	—	—
										107,939	106,158	10.1	107,929
Healthcare Technology
Amberfield Acquisition Co.	One stop	SF +	5.50%	(i)	9.50%				05/2030	203	194	—	203
Amberfield Acquisition Co.	One stop	SF +	5.50%	(i)	9.50%				05/2030	278	274	—	278
Amberfield Acquisition Co.^	One stop	SF +	5.50%	(i)	9.50%				05/2030	8,227	8,164	0.8	8,227
Color Intermediate, LLC^	Senior secured	SF +	4.75%	(i)	8.85%				10/2029	2,330	2,303	0.2	2,330
Crow River Buyer, Inc.#	One stop	SF +	6.00%	(i)	10.31%				01/2029	999	987	0.1	999
Crow River Buyer, Inc.(5)	One stop				N/A(6)				01/2029	—	(1)	—	—
Crow River Buyer, Inc.#	One stop	SF +	6.00%	(h)	10.17%				01/2029	2,334	2,315	0.2	2,334
GHX Ultimate Parent Corporation^	One stop	SF +	4.75%	(i)	8.75%				12/2031	28,777	28,519	2.7	28,777
GHX Ultimate Parent Corporation(5)	One stop				N/A(6)				12/2031	—	(24)	—	—
Healthmark Holdings, L.P.(5)	One stop				N/A(6)				07/2032	—	(3)	—	(6)
Healthmark Holdings, L.P.(5)	One stop				N/A(6)				07/2032	—	(5)	—	(5)
Healthmark Holdings, L.P.#	One stop	SF +	4.50%	(i)	8.70%				07/2032	4,462	4,440	0.4	4,417
Kona Buyer, LLC(5)	One stop				N/A(6)				07/2031	—	(1)	—	—
Kona Buyer, LLC^	One stop	SF +	4.50%	(i)	8.82%				07/2031	1,280	1,269	0.1	1,280
Kona Buyer, LLC	One stop	SF +	4.50%	(i)	8.82%				07/2031	75	75	—	75
Kona Buyer, LLC	One stop	SF +	4.50%	(i)	8.82%				07/2031	21	21	—	21
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Lacker Bidco Limited#(7)(8)(9)	One stop	SN +	5.75%	(f)	9.72%				02/2031	4,136	3,836	0.4	4,094
Lacker Bidco Limited(5)(7)(8)(9)	One stop				N/A(6)				08/2030	—	(11)	—	(9)
Lacker Bidco Limited(7)(8)(9)	One stop	SN +	5.75%	(f)	9.72%				02/2031	3,435	3,311	0.3	3,379
Modernizing Medicine, Inc.#(24)	One stop	SF +	4.75%	(i)	6.50%	cash/	2.25%	PIK	04/2032	23,128	22,913	2.2	23,128
Modernizing Medicine, Inc.(5)	One stop				N/A(6)				04/2032	—	(20)	—	—
Neptune Holdings, Inc.^	One stop	SF +	4.50%	(i)	8.50%				09/2030	6,223	6,130	0.6	6,223
Neptune Holdings, Inc.	One stop				N/A(6)				08/2029	—	—	—	—
Netsmart Technologies, Inc.*^(24)	One stop	SF +	4.95%	(h)	6.66%	cash/	2.45%	PIK	08/2031	18,476	18,325	1.7	18,476
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(21)	—	—
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(10)	—	—
Plasma Buyer LLC^	One stop	SF +	5.75%	(i)	10.05%				05/2029	477	472	0.1	406
Plasma Buyer LLC	One stop	SF +	5.75%	(i)	10.05%				05/2028	54	54	—	46
Plasma Buyer LLC	One stop	SF +	6.25%	(i)	10.55%				05/2029	18	18	—	15
										104,933	103,524	9.8	104,688
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC^	One stop	SF +	6.00%	(i)(j)	10.34%				08/2028	1,432	1,425	0.1	1,432
Barteca Restaurants, LLC#	One stop	SF +	6.00%	(j)	10.38%				08/2028	72	72	—	72
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)(j)	10.25%				08/2028	$100	$100	—%	$100
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	10.15%				08/2028	410	385	0.1	410
Crumbl Enterprises, LLC^	One stop	SF +	4.50%	(i)	8.50%				05/2032	17,832	17,748	1.7	17,832
Crumbl Enterprises, LLC	One stop	SF +	4.50%	(i)	8.50%				05/2032	232	226	—	232
ESN Venture Holdings, LLC#(24)	One stop	SF +	6.26%	(i)	6.88%	cash/	3.38%	PIK	10/2029	316	313	—	316
ESN Venture Holdings, LLC^(24)	One stop	SF +	6.26%	(i)	6.88%	cash/	3.38%	PIK	10/2029	4,560	4,500	0.4	4,560
ESN Venture Holdings, LLC^(24)	One stop	SF +	6.26%	(i)	6.88%	cash/	3.38%	PIK	10/2029	689	680	0.1	689
ESN Venture Holdings, LLC(24)	One stop	SF +	6.26%	(i)	6.88%	cash/	3.38%	PIK	10/2029	154	153	—	154
ESN Venture Holdings, LLC(5)	One stop				N/A(6)				10/2029	—	(3)	—	—
ESN Venture Holdings, LLC(24)	One stop	SF +	6.26%	(i)	6.94%	cash/	3.38%	PIK	10/2029	162	152	—	162
ESN Venture Holdings, LLC^(24)	One stop	SF +	6.26%	(i)	6.87%	cash/	3.38%	PIK	10/2029	779	772	0.1	779
ESN Venture Holdings, LLC#(24)	One stop	SF +	6.26%	(i)	6.88%	cash/	3.38%	PIK	10/2029	373	369	—	373
ESN Venture Holdings, LLC(24)	One stop	SF +	6.26%	(i)	6.88%	cash/	3.38%	PIK	10/2029	332	330	—	332
GFP Atlantic Holdco 2, LLC^	One stop	SF +	6.00%	(i)	10.21%				11/2029	3,595	3,554	0.4	3,595
GFP Atlantic Holdco 2, LLC	One stop	SF +	6.00%	(i)	10.30%				11/2029	2,688	2,619	0.3	2,688
Health Buyer, LLC#	Senior secured	SF +	5.25%	(i)	9.25%				04/2029	231	229	—	231
Health Buyer, LLC#	Senior secured	SF +	5.50%	(i)	9.50%				04/2029	119	117	—	119
Health Buyer, LLC	Senior secured				N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC	Senior secured	SF +	5.50%	(i)	9.50%				04/2029	60	59	—	60
Health Buyer, LLC	Senior secured	SF +	5.50%	(i)	9.50%				04/2029	116	115	—	116
Olo Parent, Inc.(5)	One stop				N/A(6)				09/2032	—	(4)	—	(4)
Olo Parent, Inc.#	One stop	SF +	4.50%	(i)	8.56%				09/2032	15,575	15,537	1.5	15,536
Patriot Acquireco, LLC	One stop	SF +	4.50%	(i)	8.66%				09/2032	214	207	—	206
Patriot Acquireco, LLC#	One stop	SF +	4.50%	(i)	8.66%				09/2032	14,980	14,906	1.4	14,906
PB Group Holdings, LLC^(24)	One stop	SF +	5.50%	(h)	6.91%	cash/	2.75%	PIK	08/2030	9,673	9,634	0.9	9,673
PB Group Holdings, LLC	One stop	SF +	5.00%	(h)	9.16%				08/2030	132	127	—	132
QSR Acquisition Co.*#	One stop	SF +	4.25%	(i)	8.25%				06/2032	28,067	27,966	2.6	28,067
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	(9)	—	—
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	(22)	—	—
Rooster BidCo Limited(7)(8)(9)	One stop	SN +	5.00%	(f)	8.97%				03/2032	34	34	—	34
Rooster BidCo Limited(5)(7)(8)(9)	One stop				N/A(6)				03/2032	—	(7)	—	—
Rooster BidCo Limited#(7)(8)(9)	One stop	SN +	5.00%	(f)	8.97%				03/2032	1,449	1,382	0.2	1,449
Saguaro Buyer, LLC^	One stop	SF +	4.50%	(h)	8.66%				07/2032	1,319	1,313	0.1	1,319
Saguaro Buyer, LLC	One stop	SF +	4.50%	(h)	8.66%				07/2032	20	19	—	20
Saguaro Buyer, LLC	One stop				N/A(6)				07/2032	—	—	—	—
Saguaro Buyer, LLC	One stop	SF +	4.50%	(h)	8.66%				07/2032	35	30	—	35
SDC Holdco, LLC*	One stop	SF +	4.38%	(h)	8.54%				07/2032	10,144	10,095	0.9	10,093
SDC Holdco, LLC(5)	One stop				N/A(6)				07/2032	—	(6)	—	(6)
SSRG Holdings, LLC(5)	One stop				N/A(6)				11/2029	—	(5)	—	(5)
SSRG Holdings, LLC#	One stop	SF +	4.75%	(i)	8.75%				11/2029	2,235	2,225	0.2	2,224
Super REGO, LLC(24)	Subordinated debt	N/A			15.00%	PIK			03/2030	37	37	—	37
YE Brands Holding, LLC	One stop	SF +	4.75%	(i)	8.75%				10/2027	1,000	992	0.1	1,000
YE Brands Holding, LLC^	One stop	SF +	4.75%	(i)	8.75%				10/2027	7,032	6,991	0.7	7,032
YE Brands Holding, LLC	One stop	SF +	4.75%	(i)	8.75%				10/2027	12	12	—	12
										126,210	125,369	11.8	126,012

Household Products
WU Holdco, Inc.^	One stop	SF +	4.75%	(i)	8.75%				04/2032	2,744	2,731	0.3	2,744
WU Holdco, Inc.(5)	One stop				N/A(6)				04/2032	—	(1)	—	—
WU Holdco, Inc.(5)	One stop				N/A(6)				04/2032	—	(2)	—	—
										2,744	2,728	0.3	2,744
Industrial Conglomerates
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(i)	8.75%				07/2029	574	568	0.1	574
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(i)	8.75%				07/2029	84	77	—	84
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Dwyer Instruments, Inc.#	One stop	SF +	4.75%	(i)	8.75%	07/2029	$146	$144	—%	$146
Dwyer Instruments, Inc.#	One stop	SF +	4.75%	(i)	8.75%	07/2029	73	72	—	73
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(i)	8.75%	07/2029	86	84	—	86
Dwyer Instruments, Inc.(5)(8)	One stop				N/A(6)	07/2029	—	(13)	—	—
Dwyer Instruments, Inc.#(8)	One stop	E +	5.00%	(c)	7.00%	07/2029	18,074	16,104	1.7	18,074
Dwyer Instruments, Inc.(5)	One stop				N/A(6)	07/2029	—	(9)	—	—
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(i)	8.75%	07/2029	506	502	—	506
Essential Services Holdings Corporation*^	One stop	SF +	5.00%	(i)	9.32%	06/2031	10,198	10,115	1.0	10,096
Essential Services Holdings Corporation	One stop	SF +	5.00%	(i)	9.19%	06/2030	250	240	—	240
Essential Services Holdings Corporation(5)	One stop				N/A(6)	06/2031	—	(8)	—	(20)
Excelitas Technologies Corp.(5)	One stop				N/A(6)	08/2029	—	(97)	—	—
Excelitas Technologies Corp.^	One stop	SF +	5.25%	(h)	9.41%	08/2029	643	636	0.1	643
Excelitas Technologies Corp.#(8)	One stop	E +	5.25%	(b)	7.16%	08/2029	129	112	—	129
Excelitas Technologies Corp.	One stop				N/A(6)	08/2028	—	—	—	—
							30,763	28,527	2.9	30,631
Insurance
Bellwether Buyer, LLC	One stop	SF +	4.50%	(h)	8.66%	04/2032	75	74	—	75
Bellwether Buyer, LLC#	One stop	SF +	4.50%	(h)	8.64%	04/2032	1,446	1,439	0.1	1,446
Bellwether Buyer, LLC(5)	One stop				N/A(6)	04/2032	—	(2)	—	—
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.50%	(i)	9.81%	03/2028	2,486	2,456	0.2	2,486
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.50%	(i)	9.70%	03/2028	1,672	1,672	0.2	1,672
Ben Nevis Midco Limited(7)(9)	One stop	SF +	5.50%	(i)	9.81%	03/2028	429	427	—	429
Ben Nevis Midco Limited^(7)(9)	One stop	SF +	5.50%	(i)	9.81%	03/2028	2,058	2,028	0.2	2,058
Captive Resources Midco, LLC^	One stop	SF +	4.50%	(h)	8.66%	07/2029	9,104	9,032	0.9	9,104
Captive Resources Midco, LLC(5)	One stop				N/A(6)	07/2028	—	(2)	—	—
Doxa Insurance Holdings LLC^	One stop	SF +	5.25%	(i)	9.25%	12/2030	14,083	13,977	1.3	14,083
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(i)	9.25%	12/2029	368	347	—	368
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(i)	9.25%	12/2030	13,267	13,167	1.2	13,267
Doxa Insurance Holdings LLC	One stop				N/A(6)	12/2030	—	—	—	—
Gimlet Bidco GMBH#(7)(8)(18)	One stop	E +	5.75%	(c)	7.78%	04/2031	7,655	6,839	0.7	7,579
Gimlet Bidco GMBH(7)(8)(18)	One stop	E +	5.75%	(b)(c)	7.75%	04/2031	2,723	2,528	0.3	2,692
Gimlet Bidco GMBH(5)(7)(8)(18)	One stop				N/A(6)	04/2031	—	(11)	—	(23)
Integrated Specialty Coverages, LLC^	One stop	SF +	4.75%	(h)	8.91%	07/2030	2,304	2,275	0.2	2,304
Integrated Specialty Coverages, LLC(5)	One stop				N/A(6)	07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC(5)	One stop				N/A(6)	07/2030	—	(1)	—	—
Integrity Marketing Acquisition, LLC^	One stop	SF +	5.00%	(i)	9.20%	08/2028	11,355	11,277	1.1	11,355
Integrity Marketing Acquisition, LLC(5)	One stop				N/A(6)	08/2028	—	(1)	—	—
Integrity Marketing Acquisition, LLC(5)	One stop				N/A(6)	08/2028	—	(1)	—	—
Koala Investment Holdings, Inc.#(7)(9)	One stop	SF +	4.50%	(i)	8.50%	08/2032	12,469	12,408	1.2	12,345
Koala Investment Holdings, Inc.(5)(7)(9)	One stop				N/A(6)	08/2032	—	(5)	—	(11)
Koala Investment Holdings, Inc.(5)(7)(9)	One stop				N/A(6)	08/2032	—	(12)	—	(24)
MRH Trowe Germany GMBH(5)(7)(8)(18)	One stop				N/A(6)	11/2031	—	(1)	—	—
MRH Trowe Germany GMBH#(7)(8)(18)	One stop	E +	5.00%	(d)	7.11%	05/2032	2,368	2,246	0.2	2,368
MRH Trowe Germany GMBH(7)(8)(18)	One stop	E +	5.00%	(c)	6.99%	05/2032	90	89	—	90
Oakbridge Insurance Agency LLC^	One stop	SF +	5.75%	(h)	9.97%	11/2029	9,105	9,042	0.9	9,105
Oakbridge Insurance Agency LLC	One stop	SF +	5.00%	(h)	9.27%	11/2029	910	894	0.1	910
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(h)	10.03%	11/2029	54	44	—	54
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(h)	9.97%	11/2029	4,397	4,367	0.4	4,397
Pareto Health Intermediate Holdings, Inc.^	One stop	SF +	4.75%	(i)	8.75%	05/2030	19,406	19,203	1.8	19,406
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pareto Health Intermediate Holdings, Inc.(5)	One stop				N/A(6)				05/2030	$—	$(15)	—%	$—
Pareto Health Intermediate Holdings, Inc.(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Wasabi Lower Holdco, LLC(5)	Senior secured				N/A(6)				06/2032	—	(3)	—	—
Wasabi Lower Holdco, LLC	Senior secured	SF +	4.50%	(h)	8.66%				06/2032	990	977	0.1	990
World Insurance Associates, LLC	One stop	SF +	5.00%	(i)	9.00%				04/2030	501	496	—	501
World Insurance Associates, LLC(5)	One stop				N/A(6)				04/2030	—	(1)	—	—
										119,315	117,247	11.1	119,026
IT Services
ContractPod Technologies, Ltd.#(7)(9)(24)	One stop	SF +	6.50%	(i)	7.25%	cash/	3.25%	PIK	07/2030	1,213	1,208	0.1	1,213
ContractPod Technologies, Ltd.(5)(7)(9)	One stop				N/A(6)				07/2030	—	(3)	—	—
ContractPod Technologies, Ltd.(5)(7)(9)	One stop				N/A(6)				07/2030	—	(3)	—	—
Critical Start, Inc.#(24)	One stop	SF +	6.75%	(i)	7.46%	cash/	3.63%	PIK	05/2028	543	541	0.1	537
Critical Start, Inc.#(24)	One stop	SF +	6.75%	(i)	7.46%	cash/	3.63%	PIK	05/2028	275	273	—	273
Critical Start, Inc.(5)	One stop				N/A(6)				05/2028	—	—	—	(1)
Goldcup 31018 AB#(7)(8)(14)(24)	One stop	E +	6.50%	(d)	8.57%	PIK			07/2029	915	790	0.1	865
Goldcup 31018 AB(7)(8)(14)(24)	One stop	E +	6.50%	(d)	8.57%	PIK			07/2029	87	77	—	82
Goldcup 31018 AB(7)(8)(14)	One stop	E +	6.25%	(d)	8.32%				01/2029	117	104	—	110
Netwrix Corporation*^	One stop	SF +	4.75%	(i)	8.95%				06/2029	12,485	12,438	1.2	12,485
Netwrix Corporation(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Netwrix Corporation	One stop	SF +	4.75%	(i)	8.95%				06/2029	549	481	0.1	549
Netwrix Corporation^	One stop	SF +	4.75%	(i)	8.95%				06/2029	1,425	1,417	0.1	1,425
PDQ Intermediate, Inc.(24)	Subordinated debt	N/A			13.75%	PIK			10/2031	65	64	—	66
ReliaQuest Holdings, LLC#(24)	One stop	SF +	6.00%	(i)	7.06%	cash/	3.25%	PIK	04/2031	50	50	—	50
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(13)	—	—
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(6)	—	—
ReliaQuest Holdings, LLC*(24)	One stop	SF +	6.00%	(i)	7.06%	cash/	3.25%	PIK	04/2031	24,539	24,390	2.3	24,539
WPEngine, Inc.#	One stop	SF +	6.00%	(i)	10.02%				08/2029	1,069	1,055	0.1	1,069
WPEngine, Inc.(5)	One stop				N/A(6)				08/2029	—	(1)	—	—
Zarya Holdco, Inc.^	One stop	SF +	6.50%	(i)	10.70%				07/2027	365	361	—	365
Zarya Holdco, Inc.^	One stop	SF +	6.50%	(i)	10.70%				07/2027	961	961	0.1	961
Zarya Holdco, Inc.	One stop				N/A(6)				07/2027	—	—	—	—
										44,658	44,183	4.2	44,588
Leisure Products
Crunch Holdings, LLC*#	One stop	SF +	4.75%	(h)	8.91%				09/2031	29,294	29,225	2.7	29,294
Crunch Holdings, LLC(5)	One stop				N/A(6)				09/2031	—	(9)	—	—
Movement Holdings, LLC^(7)(9)	One stop	SF +	5.50%	(i)	9.70%				03/2030	6,997	6,944	0.7	6,997
Movement Holdings, LLC(5)(7)(9)	One stop				N/A(6)				03/2030	—	(9)	—	—
Movement Holdings, LLC(5)(7)(9)	One stop				N/A(6)				03/2030	—	(35)	—	—
										36,291	36,116	3.4	36,291
Life Sciences Tools & Services
Celerion Buyer, Inc.^	One stop	SF +	5.00%	(i)	9.25%				11/2029	10,452	10,264	1.0	10,452
Celerion Buyer, Inc.(5)	One stop				N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop				N/A(6)				11/2029	—	(29)	—	—
Celerion Buyer, Inc.^	One stop	SF +	5.00%	(i)	9.25%				11/2029	5,874	5,825	0.5	5,874
Diamondback Acquisition, Inc.#	One stop	SF +	4.50%	(h)	8.66%				09/2032	5,997	5,982	0.6	5,982
Diamondback Acquisition, Inc.(5)	One stop				N/A(6)				09/2032	—	(3)	—	(6)
Diamondback Acquisition, Inc.	One stop	SF +	4.50%	(h)	8.66%				09/2032	155	153	—	153
PAS Parent Inc.(5)	One stop				N/A(6)				08/2031	—	(7)	—	(7)
PAS Parent Inc.#	One stop	SF +	4.50%	(h)	8.66%				08/2032	1,026	1,016	0.1	1,016
PAS Parent Inc.(5)	One stop				N/A(6)				08/2032	—	(8)	—	(16)
										23,504	23,192	2.2	23,448
Machinery
AI Titan Parent, Inc.^	One stop	SF +	4.50%	(h)	8.66%				08/2031	2,705	2,682	0.2	2,705
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
AI Titan Parent, Inc.(5)	One stop				N/A(6)				08/2031	$—	$(2)	—%	$—
AI Titan Parent, Inc.(5)	One stop				N/A(6)				08/2031	—	(3)	—	—
Thermogenics, Inc.#(7)(8)(11)	One stop	CA +	4.25%	(k)	6.70%				06/2032	458	464	—	458
Thermogenics, Inc.(5)(7)(11)	One stop				N/A(6)				06/2032	—	(2)	—	—
Thermogenics, Inc.#(7)(11)	One stop	SF +	4.25%	(i)	8.25%				06/2032	595	592	0.1	595
Thermogenics, Inc.(5)(7)(11)	One stop				N/A(6)				06/2032	—	(9)	—	—
Thermogenics, Inc.(7)(8)(11)	One stop	CA +	4.25%	(k)	6.70%				06/2032	47	47	—	47
Blackbird Purchaser, Inc.^	One stop	SF +	5.50%	(i)	9.50%				12/2030	23,062	22,889	2.2	23,062
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(i)	9.50%				12/2030	2,708	2,674	0.3	2,708
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(h)(i)	9.55%				12/2029	2,166	2,143	0.2	2,166
										31,741	31,475	3.0	31,741
Media
Lotus Topco, Inc.(5)	One stop				N/A(6)				06/2030	—	(8)	—	(11)
Lotus Topco, Inc.^	One stop	SF +	4.75%	(i)	8.75%				06/2030	7,082	7,041	0.7	7,029
Lotus Topco, Inc.	One stop	SF +	4.75%	(i)	8.75%				06/2030	896	875	0.1	870
Lotus Topco, Inc.#	One stop	SF +	4.75%	(i)	8.75%				06/2030	2,117	2,102	0.2	2,101
Shout! Factory, LLC*	One stop	SF +	5.25%	(i)	9.25%				06/2031	4,798	4,764	0.4	4,798
Shout! Factory, LLC	One stop	SF +	5.25%	(i)	9.25%				06/2031	99	95	—	99
										14,992	14,869	1.4	14,886
Oil, Gas & Consumable Fuels
Envernus, Inc.#^	One stop	SF +	5.50%	(h)	9.66%				12/2029	25,443	25,271	2.4	25,443
Envernus, Inc.	One stop	SF +	5.50%	(h)	9.64%				12/2029	55	42	—	55
Envernus, Inc.(5)	One stop				N/A(6)				12/2029	—	(2)	—	—
										25,498	25,311	2.4	25,498
Pharmaceuticals
Caerus Midco 3 S.A.R.L.^(7)	One stop	SF +	5.00%	(i)	9.00%				05/2029	773	764	0.1	773
Caerus Midco 3 S.A.R.L.#(7)	One stop	SF +	5.00%	(i)	9.00%				05/2029	138	136	—	138
Caerus Midco 3 S.A.R.L.(7)	One stop	SF +	5.00%	(i)	9.00%				05/2029	118	117	—	118
Caerus Midco 3 S.A.R.L.(7)	One stop	SF +	5.00%	(h)	9.16%				05/2029	46	45	—	46
Caerus Midco 3 S.A.R.L.(7)	One stop	SF +	5.00%	(i)	9.00%				05/2029	20	20	—	20
Creek Parent, Inc.^	One stop	SF +	5.00%	(h)	9.14%				12/2031	20,182	19,867	1.9	20,182
Creek Parent, Inc.(5)	One stop				N/A(6)				12/2031	—	(43)	—	—
										21,277	20,906	2.0	21,277
Professional Services
ALKU Intermediate Holdings, LLC^	One stop	SF +	6.25%	(i)	10.25%				05/2029	1,253	1,241	0.1	1,253
ALKU Intermediate Holdings, LLC#	One stop	SF +	5.50%	(i)	9.50%				05/2029	138	137	—	135
bswift, LLC^	One stop	SF +	4.75%	(i)	9.07%				11/2028	1,111	1,093	0.1	1,111
bswift, LLC^	One stop	SF +	4.75%	(i)	9.04%				11/2028	7,988	7,953	0.8	7,988
Denali Intermediate Holdings, Inc.(5)	One stop				N/A(6)				08/2032	—	(45)	—	(45)
Denali Intermediate Holdings, Inc.*#	One stop	SF +	5.50%	(h)	9.67%				08/2032	45,454	45,006	4.2	45,000
DISA Holdings Corp.^	Senior secured	SF +	5.00%	(h)	9.28%				09/2028	1,428	1,414	0.1	1,428
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)(i)	9.27%				09/2028	1,048	1,037	0.1	1,048
DISA Holdings Corp.^	Senior secured	SF +	5.00%	(h)	9.28%				09/2028	706	699	0.1	706
DISA Holdings Corp.(24)	Subordinated debt	SF +	8.50%	(h)	10.63%	cash/	2.00%	PIK	03/2029	53	52	—	53
DISA Holdings Corp.#	Senior secured	SF +	5.00%	(h)	9.28%				09/2028	81	80	—	81
DISA Holdings Corp.#	One stop	SF +	5.00%	(h)	9.28%				09/2028	96	95	—	96
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	9.28%				09/2028	86	81	—	86
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(15)	—	—
Eclipse Buyer, Inc.^	One stop	SF +	4.50%	(h)	8.68%				09/2031	3,676	3,645	0.4	3,676
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(3)	—	—
Varicent Intermediate Holdings Corporation*(7)(11)(24)	One stop	SF +	5.75%	(i)	6.63%	cash/	3.13%	PIK	08/2031	16,067	15,879	1.5	16,067
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Varicent Intermediate Holdings Corporation(5)(7)(11)	One stop				N/A(6)				08/2031	$—	$(24)	—%	$—
Varicent Intermediate Holdings Corporation(5)(7)(11)	One stop				N/A(6)				08/2031	—	(16)	—	—
										79,185	78,309	7.4	78,683
Road & Rail
VRS Buyer, Inc.*	Senior secured	SF +	4.75%	(i)	9.08%				07/2032	13,930	13,863	1.3	13,930
VRS Buyer, Inc.(5)	Senior secured				N/A(6)				07/2032	—	(9)	—	—
VRS Buyer, Inc.(5)	Senior secured				N/A(6)				07/2032	—	(14)	—	—
										13,930	13,840	1.3	13,930
Software
Anaplan, Inc.*^	One stop	SF +	4.50%	(i)	8.70%				06/2029	32,819	32,674	3.1	32,819
Anaplan, Inc.	One stop				N/A(6)				06/2028	—	—	—	—
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(f)	9.22%				06/2029	688	615	0.1	688
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(f)	9.22%				06/2029	359	312	—	359
Arrow Buyer, Inc.^	One stop	SF +	5.00%	(i)	9.00%				07/2030	4,634	4,554	0.4	4,634
Arrow Buyer, Inc.	One stop	SF +	5.00%	(i)	9.00%				07/2030	294	293	—	294
Arrow Buyer, Inc.^	One stop	SF +	5.00%	(i)	9.00%				07/2030	304	302	—	304
Artifact Bidco, Inc.(5)	One stop				N/A(6)				05/2031	—	(1)	—	—
Artifact Bidco, Inc.(5)	One stop				N/A(6)				05/2030	—	(1)	—	—
Artifact Bidco, Inc.(5)	One stop				N/A(6)				05/2030	—	(1)	—	—
Artifact Bidco, Inc.^	One stop	SF +	4.25%	(i)	8.25%				05/2031	1,341	1,330	0.1	1,341
Azurite Intermediate Holdings, Inc.^	One stop	SF +	6.00%	(h)	10.16%				03/2031	2,452	2,423	0.2	2,452
Azurite Intermediate Holdings, Inc.^	One stop	SF +	6.00%	(h)	10.16%				03/2031	5,573	5,506	0.5	5,573
Azurite Intermediate Holdings, Inc.(5)	One stop				N/A(6)				03/2031	—	(11)	—	—
Baxter Planning Systems, LLC(5)	One stop				N/A(6)				05/2031	—	(4)	—	—
Baxter Planning Systems, LLC(5)	One stop				N/A(6)				05/2031	—	(5)	—	—
Baxter Planning Systems, LLC*(24)	One stop	SF +	6.25%	(i)	7.19%	cash/	3.38%	PIK	05/2031	3,782	3,761	0.4	3,782
BestPass, Inc.*^	One stop	SF +	4.75%	(h)	8.91%				08/2031	18,036	17,961	1.7	18,036
BestPass, Inc.(5)	One stop				N/A(6)				08/2031	—	(7)	—	—
BestPass, Inc.(5)	One stop				N/A(6)				08/2031	—	(10)	—	—
Bloomerang, LLC*#(24)	One stop	SF +	6.50%	(i)	7.00%	cash/	3.50%	PIK	12/2029	13,536	13,440	1.3	13,536
Bloomerang, LLC	One stop	SF +	6.00%	(i)	11.13%				12/2029	1,514	1,493	0.2	1,514
Bloomerang, LLC(24)	One stop	SF +	6.50%	(i)	7.00%	cash/	3.50%	PIK	12/2029	1,354	1,325	0.1	1,354
Blue Bidco Limited#(7)(8)(9)	One stop	E +	5.00%	(d)	7.04%				05/2032	2,033	1,953	0.2	2,033
Blue Bidco Limited#(7)(8)(9)	One stop	SN +	5.00%	(f)	8.97%				05/2032	3,529	3,504	0.3	3,529
Blue Bidco Limited(7)(8)(9)	One stop				N/A(6)				05/2032	—	—	—	—
Blue Bidco Limited#(7)(9)	One stop	SF +	5.00%	(j)	9.26%				05/2032	510	507	—	510
Blue Bidco Limited(7)(9)	One stop	SF +	5.00%	(i)	9.26%				05/2032	1,047	1,047	0.1	1,047
Bynder BidCo, Inc.& Bynder BidCo B.V.*(7)(17)	One stop	SF +	6.00%	(j)	10.14%				01/2029	956	940	0.1	956
Bynder BidCo, Inc.& Bynder BidCo B.V.*(7)(17)	One stop	SF +	6.00%	(j)	10.14%				01/2029	365	359	—	365
Bynder BidCo, Inc.& Bynder BidCo B.V.(7)(17)	One stop				N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(7)(17)	One stop				N/A(6)				01/2029	—	(1)	—	—
Camelia Bidco Limited#(7)(8)(9)	One stop	SN +	5.50%	(f)	9.47%				08/2030	689	642	0.1	689
Camelia Bidco Limited#(7)(8)(9)	One stop	A +	5.50%	(e)	9.05%				08/2030	42	40	—	42
Camelia Bidco Limited(7)(8)(9)	One stop	SN +	5.50%	(f)	9.47%				08/2030	135	125	—	135
Camelia Bidco Limited(5)(7)(8)(9)	One stop				N/A(6)				08/2030	—	(22)	—	—
CB Buyer, Inc.(5)	One stop				N/A(6)				07/2031	—	(15)	—	—
CB Buyer, Inc.*^	One stop	SF +	5.25%	(i)	9.25%				07/2031	17,539	17,402	1.6	17,539
CB Buyer, Inc.	One stop	SF +	5.25%	(i)	9.25%				07/2031	192	171	—	192
Coupa Holdings, LLC^	One stop	SF +	5.25%	(i)	9.56%				02/2030	8,287	8,139	0.8	8,287
Coupa Holdings, LLC(5)	One stop				N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop				N/A(6)				02/2030	—	(7)	—	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Crewline Buyer, Inc.*#	One stop	SF +	6.75%	(h)	10.91%				11/2030	$28,293	$27,984	2.7%	$28,293
Crewline Buyer, Inc.(5)	One stop				N/A(6)				11/2030	—	(32)	—	—
Denali Bidco Limited#(7)(8)(9)	One stop	SN +	5.00%	(f)	8.97%				09/2031	7,336	7,129	0.7	7,299
Denali Bidco Limited#(7)(8)(9)	One stop	E +	5.00%	(c)	7.08%				09/2031	15,177	14,442	1.4	15,101
Denali Bidco Limited(5)(7)(8)(9)	One stop				N/A(6)				09/2031	—	(40)	—	(24)
Denali Bidco Limited(7)(8)(9)(24)	Subordinated debt	N/A			9.80%	PIK			09/2032	10,127	10,011	0.9	10,026
Denali Bidco Limited(7)(8)(9)(24)	Subordinated debt	N/A			11.20%	PIK			09/2032	6,680	6,644	0.6	6,613
Einstein Parent, Inc.#	One stop	SF +	6.50%	(i)	10.83%				01/2031	12,284	12,067	1.1	12,284
Einstein Parent, Inc.(5)	One stop				N/A(6)				01/2031	—	(22)	—	—
Espresso Bidco, Inc.(5)	One stop				N/A(6)				03/2032	—	(10)	—	—
Espresso Bidco, Inc.(5)	One stop				N/A(6)				03/2032	—	(9)	—	—
Espresso Bidco, Inc.#(24)	One stop	SF +	5.75%	(i)	6.63%	cash/	3.13%	PIK	03/2032	5,278	5,206	0.5	5,278
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(i)	8.75%				09/2030	13,073	12,783	1.2	13,073
Evergreen IX Borrower 2023, LLC(5)	One stop				N/A(6)				10/2029	—	(30)	—	—
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(i)	8.75%				09/2030	1,142	1,133	0.1	1,142
Flexera Software, LLC#	One stop	SF +	4.75%	(i)	8.96%				08/2032	6,097	6,089	0.6	6,081
Flexera Software, LLC(5)	One stop				N/A(6)				08/2032	—	(1)	—	(1)
Flexera Software, LLC#(8)	One stop	E +	4.75%	(b)	6.63%				08/2032	2,159	2,151	0.2	2,154
GTY Technology Holdings, Inc.*(24)	One stop	SF +	6.63%	(i)	6.50%	cash/	4.13%	PIK	07/2029	4,428	4,386	0.4	4,428
GTY Technology Holdings, Inc.*(24)	One stop	SF +	6.63%	(i)	6.50%	cash/	4.13%	PIK	07/2029	2,895	2,863	0.3	2,895
GTY Technology Holdings, Inc.*(24)	One stop	SF +	6.63%	(i)	6.50%	cash/	4.13%	PIK	07/2029	530	527	—	530
GTY Technology Holdings, Inc.	One stop	SF +	6.00%	(i)	10.00%				07/2029	284	269	—	284
GTY Technology Holdings, Inc.(24)	One stop	SF +	6.63%	(i)	6.67%	cash/	4.13%	PIK	07/2029	1,630	1,601	0.2	1,630
GTY Technology Holdings, Inc.*(24)	One stop	SF +	6.63%	(i)	6.82%	cash/	4.13%	PIK	07/2029	696	692	0.1	696
GTY Technology Holdings, Inc.#(24)	One stop	SF +	6.63%	(i)	6.67%	cash/	4.13%	PIK	07/2029	8,626	8,516	0.8	8,626
Gurobi Optimization, LLC(5)	One stop				N/A(6)				09/2031	—	(10)	—	—
Gurobi Optimization, LLC^	One stop	SF +	4.50%	(i)	8.50%				09/2031	12,731	12,621	1.2	12,731
Hornet Security Holding GMBH#(7)(8)(18)	One stop	E +	4.75%	(b)	6.62%				02/2031	5,290	4,816	0.5	5,343
Hornet Security Holding GMBH#(7)(8)(18)	One stop	E +	4.75%	(b)	6.62%				02/2031	3,526	3,210	0.3	3,561
Hornet Security Holding GMBH(7)(8)(18)	One stop	E +	4.75%	(b)	6.66%				08/2030	86	75	—	86
Hornet Security Holding GMBH(7)(8)(18)	One stop	E +	4.75%	(d)	6.80%				02/2031	733	702	0.1	750
Hyland Software, Inc.*^	One stop	SF +	5.00%	(h)	9.16%				09/2030	24,465	24,203	2.3	24,465
Hyland Software, Inc.(5)	One stop				N/A(6)				09/2029	—	(1)	—	—
Icefall Parent, Inc.#	One stop	SF +	4.50%	(i)	8.81%				01/2030	24,078	23,723	2.3	24,078
Icefall Parent, Inc.(5)	One stop				N/A(6)				01/2030	—	(34)	—	—
ICIMS, Inc.^(24)	One stop	SF +	5.75%	(i)	10.07%				08/2028	5,814	5,770	0.5	5,523
ICIMS, Inc.	One stop	SF +	5.75%	(i)	10.07%				08/2028	45	44	—	37
IQN Holding Corp. ^(24)	One stop	SF +	5.75%	(i)	6.63%	cash/	3.13%	PIK	05/2029	1,478	1,471	0.2	1,478
IQN Holding Corp.	One stop	SF +	5.25%	(i)	9.25%				05/2028	53	53	—	53
IQN Holding Corp. (24)	One stop	SF +	5.75%	(i)	6.63%	cash/	3.13%	PIK	05/2029	1,561	1,546	0.1	1,561
Island Bidco AB#(7)(8)(14)(24)	One stop	E +	7.25%	(c)	2.04%	cash/	7.25%	PIK	07/2028	792	705	0.1	792
Island Bidco AB#(7)(14)(24)	One stop	SF +	7.00%	(j)	7.67%	cash/	3.50%	PIK	07/2028	324	322	—	324
Island Bidco AB(7)(14)	One stop	SF +	6.50%	(j)	10.59%				07/2028	44	43	—	44
Island Bidco AB(5)(7)(8)(14)	One stop				N/A(6)				07/2028	—	(1)	—	—
Island Bidco AB*(7)(14)(24)	One stop	SF +	7.00%	(j)	7.67%	cash/	3.50%	PIK	07/2028	3,242	3,224	0.3	3,242
Kairos Bidco Limited	One stop	SF +	4.75%	(i)	8.75%				07/2032	34	33	—	33
Kairos Bidco Limited#	One stop	SF +	4.75%	(i)	8.75%				07/2032	1,992	1,982	0.2	1,982
Kairos Bidco Limited(5)	One stop				N/A(6)				07/2032	—	(3)	—	(3)
Kairos Bidco Limited	One stop	SF +	4.75%	(i)	8.75%				07/2032	299	298	—	298
LeadsOnline, LLC^	One stop	SF +	4.50%	(i)	8.79%				02/2028	4,906	4,832	0.5	4,906
LeadsOnline, LLC^	One stop	SF +	4.50%	(i)	8.79%				02/2028	866	853	0.1	866
LeadsOnline, LLC(5)	One stop				N/A(6)				02/2028	—	(1)	—	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
LeadsOnline, LLC^	One stop	SF +	4.50%	(i)	8.50%				02/2028	$595	$593	0.1%	$595
Lighthouse Bidco GMBH(5)(7)(8)(18)	One stop				N/A(6)				06/2031	—	(2)	—	—
Lighthouse Bidco GMBH#(7)(8)(18)	One stop	E +	4.75%	(c)	6.75%				12/2031	1,419	1,255	0.1	1,419
Lighthouse Bidco GMBH(5)(7)(8)(18)	One stop				N/A(6)				12/2031	—	(7)	—	—
LogicMonitor, Inc.(5)	One stop				N/A(6)				11/2031	—	(10)	—	—
LogicMonitor, Inc.#	One stop	SF +	5.50%	(i)	9.81%				11/2031	14,298	14,220	1.3	14,298
Matrix42 Holding GMBH(7)(8)(18)	One stop	E +	6.25%	(d)	8.31%				12/2029	5,979	5,874	0.6	5,934
Metatiedot Bidco Oy & Metatiedot US, LLC(5)(7)(8)(13)	One stop				N/A(6)				11/2030	—	(11)	—	—
Metatiedot Bidco Oy & Metatiedot US, LLC#(7)(8)(13)	One stop	E +	5.25%	(c)	7.28%				11/2031	4,593	4,081	0.4	4,593
Metatiedot Bidco Oy & Metatiedot US, LLC(7)(8)(13)	One stop	E +	5.25%	(c)	7.28%				11/2031	37	25	—	37
Metatiedot Bidco Oy & Metatiedot US, LLC#(7)(13)	One stop	SF +	5.25%	(i)	9.45%				11/2031	2,931	2,892	0.3	2,931
MYOB Invest Co Pty Ltd#(7)(8)(10)(24)	One stop	A +	5.75%	(e)	6.33%	cash/	3.00%	PIK	06/2030	25,855	25,160	2.4	25,855
Navex TopCo, Inc.^	One stop	SF +	5.25%	(h)	9.41%				11/2030	28,247	27,830	2.6	28,247
Navex TopCo, Inc.(5)	One stop				N/A(6)				11/2028	—	(31)	—	—
Onit, Inc.^	One stop	SF +	4.75%	(i)	9.06%				01/2032	1,448	1,435	0.1	1,452
Onit, Inc.(5)	One stop				N/A(6)				01/2032	—	(2)	—	—
Onit, Inc.(5)	One stop				N/A(6)				01/2032	—	(3)	—	—
Onit, Inc.#	One stop	SF +	4.50%	(i)	8.50%				01/2032	561	560	0.1	560
Orsay Bidco 1 B.V. and Sky Group Holding B.V.(7)(8)(17)	One stop	E +	5.00%	(c)	7.00%				11/2029	100	83	—	100
Orsay Bidco 1 B.V. and Sky Group Holding B.V.(7)(8)(17)	One stop	E +	5.75%	(c)	7.75%				11/2029	3,184	2,869	0.3	3,200
Panzura, LLC(24)	One stop	N/A			4.00%	cash/	11.00%	PIK	08/2027	66	63	—	60
Pineapple German Bidco GMBH(7)(8)(18)(24)	One stop	E +	5.25%	(c)	7.27%	PIK			01/2031	7,279	6,634	0.7	7,279
Pineapple German Bidco GMBH(5)(7)(8)(18)	One stop				N/A(6)				01/2031	—	(21)	—	—
Pineapple German Bidco GMBH(7)(8)(18)(24)	One stop	E +	5.25%	(c)	7.25%	PIK			01/2031	500	451	0.1	500
Pineapple German Bidco GMBH(7)(8)(18)(24)	One stop	E +	5.25%	(c)	7.27%	PIK			01/2031	2,256	2,035	0.2	2,256
Pineapple German Bidco GMBH(7)(8)(18)(24)	One stop	E +	5.25%	(c)	7.27%	PIK			01/2031	375	322	—	375
Pineapple German Bidco GMBH(7)(18)(24)	One stop	SF +	5.25%	(i)	9.24%	PIK			01/2031	1,065	1,056	0.1	1,065
Pineapple German Bidco GMBH(7)(18)(24)	One stop	SF +	5.25%	(i)	9.24%	PIK			01/2031	491	481	—	491
PING Identity Holding Corp.^	One stop	SF +	4.75%	(i)	8.75%				10/2029	2,191	2,167	0.2	2,191
PING Identity Holding Corp.(5)	One stop				N/A(6)				10/2028	—	(1)	—	—
Quant Buyer, Inc.^	One stop	SF +	5.25%	(i)	9.45%				06/2029	6,395	6,362	0.6	6,395
Quant Buyer, Inc.^	One stop	SF +	5.25%	(i)	9.49%				06/2029	8,921	8,861	0.8	8,921
Quant Buyer, Inc.	One stop	SF +	5.25%	(i)	9.45%				06/2029	115	114	—	115
Quant Buyer, Inc.(5)	One stop				N/A(6)				06/2029	—	(49)	—	—
Quant Buyer, Inc.^	One stop	SF +	5.25%	(i)	9.45%				06/2029	1,378	1,366	0.1	1,378
Rainforest Bidco Limited#(7)(8)(9)(24)	One stop	SN +	6.05%	(f)	7.47%	cash/	2.55%	PIK	07/2029	797	697	0.1	797
Rainforest Bidco Limited(7)(9)(24)	One stop	SF +	6.18%	(g)	8.12%	cash/	2.18%	PIK	07/2029	1,822	1,822	0.2	1,822
Rainforest Bidco Limited#(7)(9)(24)	One stop	SF +	6.05%	(g)	7.68%	cash/	2.55%	PIK	07/2029	140	139	—	140
Rainforest Bidco Limited#(7)(8)(9)(24)	One stop	SN +	6.05%	(f)	7.47%	cash/	2.55%	PIK	07/2029	59	51	—	59
Rainforest Bidco Limited(5)(7)(8)(9)	One stop				N/A(6)				07/2029	—	(24)	—	—
Rainforest Bidco Limited(7)(9)(24)	One stop	SF +	5.93%	(g)	8.12%	cash/	1.93%	PIK	07/2029	1,271	1,271	0.1	1,271
Rainforest Bidco Limited(7)(8)(9)(24)	One stop	SN +	6.80%	(f)	7.97%	cash/	2.80%	PIK	07/2029	6,510	6,097	0.6	6,510
Spark Bidco Limited#(7)(9)	One stop				N/A(6)				10/2032	—	—	—	—
Spark Bidco Limited(7)(9)	One stop				N/A(6)				10/2032	—	—	—	—
Spark Bidco Limited#(7)(9)	One stop				N/A(6)				10/2032	—	—	—	—
Spark Bidco Limited#(7)(8)(9)	One stop				N/A(6)				10/2032	—	—	—	—
Templafy APS and Templafy, LLC*(7)(16)	One stop	SF +	6.00%	(i)	10.35%				07/2028	543	536	0.1	543
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Templafy APS and Templafy, LLC(7)(16)	One stop				N/A(6)				07/2028	$—	$—	—%	$—
Togetherwork Holdings, LLC	One stop	SF +	5.25%	(h)	9.41%				05/2031	635	606	0.1	592
Togetherwork Holdings, LLC(5)	One stop				N/A(6)				05/2031	—	(19)	—	(31)
Togetherwork Holdings, LLC^	One stop	SF +	5.25%	(h)	9.41%				05/2031	25,332	25,154	2.4	25,079
Transform Bidco Limited(5)(7)(9)	One stop				N/A(6)				06/2030	—	(12)	—	—
Transform Bidco Limited#(7)(9)	One stop	SF +	6.75%	(i)	10.53%				01/2031	9,163	9,039	0.9	9,163
Transform Bidco Limited(5)(7)(9)	One stop				N/A(6)				01/2031	—	(14)	—	—
Transform Bidco Limited(7)(8)(9)(24)	One stop	A +	6.75%	(e)	7.62%	cash/	2.75%	PIK	01/2031	767	750	0.1	767
Transform Bidco Limited(7)(8)(9)(24)	One stop	SN +	6.75%	(f)	7.97%	cash/	2.75%	PIK	01/2031	122	115	—	122
Transform Bidco Limited#(7)(9)	One stop	SF +	6.75%	(i)	10.53%				01/2031	1,261	1,239	0.1	1,261
Transform Bidco Limited(5)(7)(9)	One stop				N/A(6)				01/2031	—	(10)	—	—
Tricentis Operations Holdings, Inc.(5)	One stop				N/A(6)				02/2032	—	(9)	—	—
Tricentis Operations Holdings, Inc.#(24)	One stop	SF +	6.25%	(i)	5.61%	cash/	4.88%	PIK	02/2032	16,706	16,631	1.6	16,706
Tricentis Operations Holdings, Inc.(5)	One stop				N/A(6)				02/2032	—	(15)	—	—
Vantage Bidco GMBH*(7)(8)(18)(24)	One stop	E +	6.25%	(c)	8.25%	PIK			04/2031	8,134	7,309	0.8	8,134
Vantage Bidco GMBH(5)(7)(8)(18)	One stop				N/A(6)				10/2030	—	(15)	—	—
Varinem German Midco GMBH*(7)(8)(18)	One stop	E +	5.50%	(d)	7.57%				07/2031	6,882	6,343	0.6	6,900
Varinem German Midco GMBH(7)(8)(18)	One stop	E +	4.75%	(d)	6.82%				07/2031	1,833	1,696	0.2	1,833
Viper Bidco, Inc.#(8)	One stop	SN +	4.75%	(f)	8.72%				11/2031	9,959	9,283	0.9	9,984
Viper Bidco, Inc.*^	One stop	SF +	4.75%	(i)	8.75%				11/2031	20,228	20,139	1.9	20,278
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	(9)	—	—
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	(11)	—	—
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	(8)	—	(17)
Zendesk, Inc.	One stop	SF +	5.00%	(i)	9.00%				11/2028	746	741	0.1	746
Zendesk, Inc.	One stop				N/A(6)				11/2028	—	—	—	—
Zendesk, Inc.^	One stop	SF +	5.00%	(i)	9.00%				11/2028	9,713	9,614	0.9	9,713
										584,006	571,335	54.6	583,187
Specialty Retail
Biscuit Parent, LLC^	One stop	SF +	4.75%	(i)	8.75%				02/2031	17,499	17,396	1.7	17,499
Biscuit Parent, LLC(5)	One stop				N/A(6)				02/2031	—	(31)	—	—
Biscuit Parent, LLC	One stop	SF +	4.75%	(i)	8.75%				02/2031	1	1	—	1
Cavender Stores L.P.^	Senior secured	SF +	5.00%	(i)	9.00%				10/2029	24,563	24,397	2.3	24,563
CVP Holdco, Inc.(5)	One stop				N/A(6)				06/2030	—	(10)	—	—
CVP Holdco, Inc.*^	One stop	SF +	4.75%	(h)	8.91%				06/2031	11,983	11,884	1.1	11,983
CVP Holdco, Inc.	One stop	SF +	4.75%	(h)	8.91%				06/2031	687	674	0.1	687
Consilio Midco Limited#(7)(8)(9)	Senior secured	E +	4.75%	(c)	6.75%				04/2032	4,837	4,664	0.5	4,837
Consilio Midco Limited#(7)(9)	Senior secured	SF +	4.75%	(i)	9.04%				04/2032	3,938	3,919	0.4	3,938
Consilio Midco Limited#(7)(9)	Senior secured	SF +	4.75%	(i)	9.04%				04/2032	2,427	2,416	0.2	2,427
Consilio Midco Limited(7)(9)	Senior secured				N/A(6)				04/2032	—	—	—	—
Consilio Midco Limited(7)(9)	Senior secured				N/A(6)				04/2032	—	—	—	—
Consilio Midco Limited(7)(9)(24)	Subordinated debt	SF +	7.50%	(j)	11.64%	PIK			04/2033	1,691	1,679	0.2	1,691
Consilio Midco Limited(7)(8)(9)(24)	Subordinated debt	E +	7.50%	(d)	9.59%	PIK			04/2033	1,353	1,301	0.1	1,353
Consilio Midco Limited(7)(9)(24)	Subordinated debt	SF +	7.50%	(i)	11.82%	PIK			04/2033	1	1	—	1
Metal Supermarkets US Buyer, LLC^(7)(11)	One stop	SF +	4.75%	(i)	8.75%				12/2030	3,081	3,068	0.3	3,081
Metal Supermarkets US Buyer, LLC(7)(11)	One stop	SF +	4.75%	(i)	8.75%				12/2030	82	80	—	82
PetVet Care Centers LLC^	One stop	SF +	6.00%	(h)	10.16%				11/2030	12,804	12,618	1.1	11,779
PetVet Care Centers LLC(5)	One stop				N/A(6)				11/2029	—	(27)	—	(131)
PetVet Care Centers LLC(5)	One stop				N/A(6)				11/2030	—	(12)	—	—
Radiance Borrower, LLC	One stop	SF +	5.25%	(h)	9.41%				06/2031	182	169	—	182
Radiance Borrower, LLC^(24)	One stop	SF +	5.75%	(h)	7.16%	cash/	2.75%	PIK	06/2031	19,441	19,325	1.8	19,441
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	4,368	4,339	0.4	4,379
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salon Lofts Group, LLC(24)	Second lien	SF +	9.00%	(i)	13.00%	PIK	09/2029	$684	$679	0.1%	$689
Salon Lofts Group, LLC(24)	Second lien	SF +	9.00%	(i)	13.00%	PIK	09/2029	617	613	0.1	623
Salon Lofts Group, LLC	Senior secured	SF +	5.25%	(i)	9.25%		08/2028	640	638	0.1	640
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	9.75%		08/2028	293	291	—	294
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	9.75%		08/2028	285	284	—	286
Salon Lofts Group, LLC(24)	Second lien	SF +	9.00%	(i)	13.00%	PIK	09/2029	177	172	—	179
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	9.75%		08/2028	226	224	—	227
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	9.75%		08/2028	94	94	—	94
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.75%		08/2028	196	193	—	196
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	9.75%		08/2028	71	71	—	72
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	9.75%		08/2028	66	66	—	66
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	9.75%		08/2028	417	413	—	418
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	9.75%		08/2028	522	518	0.1	523
Salon Lofts Group, LLC(24)	Second lien	SF +	9.00%	(i)	13.00%	PIK	09/2029	363	360	—	365
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	9.75%		08/2028	129	128	—	129
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	9.75%		08/2028	87	87	—	88
Salon Lofts Group, LLC(24)	Second lien	SF +	9.00%	(i)	13.00%	PIK	09/2029	34	33	—	34
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	9.75%		08/2028	449	446	—	450
Salon Lofts Group, LLC(5)(24)	Second lien				N/A(6)		09/2029	—	(14)	—	19
Salon Lofts Group, LLC(24)	Second lien	SF +	9.00%	(i)	13.00%	PIK	09/2029	132	131	—	133
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	9.75%		08/2028	141	140	—	141
Salon Lofts Group, LLC(5)	Senior secured				N/A(6)		08/2028	—	(6)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	9.75%		08/2028	204	203	—	204
Salon Lofts Group, LLC(24)	Second lien	SF +	9.00%	(i)	13.00%	PIK	09/2029	1,390	1,380	0.1	1,403
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.^	One stop	SF +	5.25%	(i)	9.25%		12/2029	1,794	1,776	0.2	1,776
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.	One stop	SF +	5.25%	(i)	9.25%		12/2028	284	279	—	276
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(5)	One stop				N/A(6)		12/2029	—	(3)	—	(2)
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.*(8)	One stop	CA +	5.25%	(k)	7.70%		12/2029	7,005	7,058	0.7	6,935
VSG Acquisition Corp. and Sherrill, Inc.*	One stop	SF +	5.00%	(h)	9.16%		10/2029	1,975	1,956	0.2	1,966
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.00%	(h)	9.16%		10/2029	175	172	—	173
VSG Acquisition Corp. and Sherrill, Inc.(5)	One stop				N/A(6)		10/2029	—	(4)	—	(4)
								127,388	126,229	11.8	126,186
Transportation Infrastructure
LDS Intermediate Holdings, LLC(5)	One stop				N/A(6)		02/2032	—	(11)	—	(20)
LDS Intermediate Holdings, LLC^	One stop	SF +	5.00%	(h)	9.16%		02/2032	13,253	13,178	1.2	13,120
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(h)	9.16%		02/2032	2,624	2,609	0.3	2,598
LDS Intermediate Holdings, LLC(5)	One stop				N/A(6)		02/2032	—	(15)	—	(30)
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(h)	9.16%		02/2032	300	299	—	297
								16,177	16,060	1.5	15,965
Water Utilities
Vessco Midco Holdings, LLC^	One stop	SF +	4.75%	(h)(j)	8.93%		07/2031	1,523	1,510	0.2	1,523
Vessco Midco Holdings, LLC(5)	One stop				N/A(6)		07/2031	—	(1)	—	—
Vessco Midco Holdings, LLC	One stop	SF +	4.75%	(h)(j)	8.89%		07/2031	276	274	—	276
								1,799	1,783	0.2	1,799

Total debt investments								2,179,985	2,146,908	203.6	2,174,044

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(21)(22)
Aerospace & Defense
PPW Aero Buyer, Inc.	Preferred stock	N/A	N/A	02/2023	N/A	40	$399	—%	$288

Air Freight & Logistics
RJW Group Holdings, Inc.(23)	LLC units	N/A	N/A	11/2024	N/A	1,172	721	0.1	931

Auto Components
Arnott, LLC	LP units	N/A	N/A	12/2024	N/A	—	94	—	84

Automobiles
CAP-KSI Holdings, LLC	Common stock	N/A	N/A	06/2024	N/A	571	—	—	148
CAP-KSI Holdings, LLC	Preferred stock	N/A	N/A	06/2024	N/A	571	571	0.1	635
National Express Wash Parent Holdco, LLC	LLC units	N/A	N/A	07/2022	N/A	1	77	—	145
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A	06/2024	N/A	3,673	3,673	0.4	4,810
Quick Quack Car Wash Holdings, LLC	Preferred stock	N/A	N/A	06/2024	N/A	727	727	0.1	915
Yorkshire Parent, Inc.	LP interest	N/A	N/A	12/2023	N/A	—	131	—	153
							5,179	0.6	6,806
Beverages
Spindrift Beverage Co. Inc.	LLC interest	N/A	N/A	02/2025	N/A	2	2,164	0.2	2,654

Commercial Services & Supplies
CHA Vision Holdings, Inc.	Warrant	N/A	N/A	01/2024	N/A	—	110	—	153

Containers & Packaging
Packaging Coordinators Midco, Inc.	LP units	N/A	N/A	09/2025	N/A	31	312	—	312

Diversified Consumer Services
CHVAC Services Investment, LLC	Preferred stock	N/A	N/A	05/2024	N/A	95	240	0.1	410
DP Flores Holdings, LLC	Preferred stock	N/A	N/A	09/2022	N/A	88	70	—	140
HS Spa Holdings, Inc.	Warrant	N/A	N/A	05/2022	N/A	78	78	—	62
Kodiak Buyer, LLC	LP interest	N/A	N/A	08/2025	N/A	1	144	—	144
NSG Buyer, Inc.	Preferred stock	N/A	N/A	11/2022	N/A	1	953	0.1	1,441
Virginia Green Acquisition, LLC	Preferred stock	N/A	N/A	12/2023	N/A	96	96	—	110
							1,581	0.2	2,307
Electric Utilities
Smart Energy Systems, Inc.	Preferred stock	N/A	N/A	01/2025	N/A	5	26	—	123

Electrical Equipment
Wildcat TopCo, Inc.	Preferred stock	N/A	N/A	12/2024	N/A	135	135	—	181

Food Products
Zullas, L.C.	Warrant	N/A	N/A	06/2025	N/A	1	564	0.1	564
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Equipment & Supplies
Centegix Intermediate II, LLC	Preferred stock	N/A	N/A		08/2025	N/A	648	$648	0.1%	$648
Isto Group, Inc.(8)	LP units	N/A	N/A		09/2025	N/A	3	389	—	384
								1,037	0.1	1,032

Healthcare Providers & Services
HP TLE Buyer, Inc.	LP units	N/A	N/A		07/2025	N/A	243	243	—	243

Healthcare Technology
Amberfield Acquisition Co.	Preferred stock	N/A	N/A		05/2024	N/A	404	404	—	481
Modernizing Medicine, Inc.(23)	Preferred stock	N/A	13.00%	Non-Cash	04/2025	N/A	5	4,715	0.5	4,822
								5,119	0.5	5,303
Hotels, Restaurants & Leisure
Patriot Acquireco, LLC	LP units	N/A	N/A		09/2025	N/A	641	641	0.1	641
PB Group Holdings, LLC	Preferred stock	N/A	N/A		08/2024	N/A	99	228	—	244
Rooster BidCo Limited(7)(9)	LLC units	N/A	N/A		03/2025	N/A	364	376	—	557
Saguaro Buyer, LLC	LP units	N/A	N/A		07/2025	N/A	1	750	0.1	797
								1,995	0.2	2,239
Insurance
Oakbridge Insurance Agency LLC	Preferred stock	N/A	N/A		11/2023	N/A	5	98	—	124

IT Services
Critical Start, Inc.	LLC units	N/A	N/A		05/2022	N/A	38	38	—	17
Netwrix Corporation	Common stock	N/A	N/A		06/2022	N/A	11	21	—	27
								59	—	44
Leisure Products
Movement Holdings, LLC(7)(9)	LP units	N/A	N/A		03/2024	N/A	—	421	—	245

Life Sciences Tools & Services
Celerion Buyer, Inc.(23)	LLC interest	N/A	N/A		11/2022	N/A	446	373	—	249
Celerion Buyer, Inc.	Common stock	N/A	N/A		11/2022	N/A	446	—	0.1	1,295
								373	0.1	1,544
Pharmaceuticals
Creek Parent, Inc.	Preferred stock	N/A	N/A		12/2024	N/A	905	905	0.1	968

Professional Services
Eclipse Buyer, Inc.(23)	Preferred stock	N/A	12.50%	Non-Cash	09/2024	N/A	—	1,645	0.2	1,672

Software
Anaplan, Inc.	LLC units	N/A	N/A		06/2022	N/A	890	891	0.2	1,549
CB Buyer, Inc.	Preferred stock	N/A	N/A		07/2024	N/A	228	229	—	142
Cynet Security Ltd.(7)(15)	Preferred stock	N/A	N/A		08/2022	N/A	23	81	—	123
Denali Bidco Limited(7)(9)	LP units	N/A	N/A		08/2023	N/A	85	51	—	144
Energy Worldnet, LLC(23)	Preferred stock	N/A	N/A		02/2025	N/A	50	52	—	54
GTY Technology Holdings, Inc.	Common stock	N/A	N/A		07/2022	N/A	60	60	—	136
Gurobi Optimization, LLC	LLC units	N/A	N/A		09/2024	N/A	—	183	—	200
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Kaseya Inc.(23)	Preferred stock	SF +	10.75%	(i)	14.92%	Non-Cash	06/2022	N/A	—	$705	0.1%	$727
Kaseya Inc.	Common stock	N/A			N/A		06/2022	N/A	50	50	—	53
LogicMonitor, Inc.	LLC units	N/A			N/A		12/2024	N/A	250	250	—	277
Menlo Ridgeview Co-Invest, LLC(7)	LLC units	N/A			N/A		05/2025	N/A	359	368	0.1	384
Onit, Inc.(23)	Common stock	N/A			N/A		09/2025	N/A	—	7	—	7
Panzura, LLC	LLC units	N/A			N/A		03/2025	N/A	1	4	—	—
StrongDM, Inc.	Preferred stock	N/A			N/A		05/2025	N/A	164	871	0.1	906
Templafy APS and Templafy, LLC(7)(16)	Preferred stock	N/A			N/A		07/2022	N/A	—	8	—	2
Togetherwork Holdings, LLC	Preferred stock	N/A			N/A		07/2024	N/A	272	1,188	0.1	1,219
Transform Bidco Limited(7)(9)	LP units	N/A			N/A		04/2025	N/A	894	894	0.1	926
Tricentis Operations Holdings, Inc.	Preferred stock	N/A			N/A		02/2025	N/A	40	40	—	44
Zendesk, Inc.	LP units	N/A			N/A		11/2022	N/A	22	218	—	222
										6,150	0.7	7,115
Specialty Retail
Metal Supermarkets US Buyer, LLC(7)(11)	Preferred stock	N/A			N/A		12/2024	N/A	—	—	—	8
Metal Supermarkets US Buyer, LLC(7)(11)	LLC units	N/A			N/A		12/2024	N/A	1	93	—	99
Salon Lofts Group, LLC	Preferred stock	N/A			N/A		08/2022	N/A	—	116	—	91
										209	—	198

Total equity investments										29,539	3.1	35,130

Total investments										2,176,447	206.7	2,209,174

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)					3.99%	(25)				$46,041	4.3%	$46,041
Total money market funds										46,041	4.3	46,041
Total investments and money market funds										$2,222,488	211.0%	$2,255,215
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
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
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Prime (“P”), Australian Interbank Rate (“AUD” or “A”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or the Sterling Overnight Index Average (“SONIA” or “SN”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2025. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2025, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2025, as the loan could have priced or repriced based on an index rate prior to September 30, 2025.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 7.25% as of September 30, 2025.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 1.93% as of September 30, 2025.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.03% as of September 30, 2025.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.10% as of September 30, 2025.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 3.58% as of September 30, 2025.
(f) Denotes that all or a portion of the contract was indexed to SONIA, which was 3.97% as of September 30, 2025.
(g) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 4.24% as of September 30, 2025.
(h) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 4.13% as of September 30, 2025.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 3.98% as of September 30, 2025.
(j) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 3.85% as of September 30, 2025.
(k) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 2.45% as of September 30, 2025.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2025.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See Note 7. The fair value of loan investments may include the impact of the unfunded commitment being valued below par.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of September 30, 2025. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, total non-qualifying assets at fair value represented 12.9% of the Company’s total assets calculated in accordance with the 1940 Act.
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
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)
(24)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the year ended September 30, 2025.
(25)The rate shown is the annualized seven-day yield as of September 30, 2025.
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.#~	One stop	SF +	6.50%	(h)(i)	11.24%		02/2029	$14,726	$14,401	2.3%	$14,947
PPW Aero Buyer, Inc.	One stop	SF +	6.50%	(a)(h)(i)	12.20%		02/2029	26	25	—	26
PPW Aero Buyer, Inc.(5)	One stop				N/A(6)		02/2029	—	(15)	—	—
PPW Aero Buyer, Inc.~	One stop	SF +	5.50%	(i)	10.10%		02/2029	765	761	0.1	765
								15,517	15,172	2.4	15,738
Auto Components
Collision SP Subco, LLC~	One stop	SF +	5.50%	(i)	10.75%		01/2030	9,658	9,486	1.5	9,658
Collision SP Subco, LLC	One stop	SF +	5.50%	(h)(j)	10.36%		01/2030	1,764	1,714	0.3	1,764
Collision SP Subco, LLC	One stop	SF +	5.50%	(i)	10.75%		01/2030	238	210	—	238
OEConnection, LLC(5)	One stop				N/A(6)		04/2031	—	(14)	—	—
OEConnection, LLC(5)	One stop				N/A(6)		04/2031	—	(17)	—	—
OEConnection, LLC#	One stop	SF +	5.25%	(h)	10.10%		04/2031	17,119	16,958	2.6	17,119
								28,779	28,337	4.4	28,779
Automobiles
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(h)	10.10%		06/2030	161	148	—	161
CAP-KSI Holdings, LLC#	One stop	SF +	5.25%	(i)	9.85%		06/2030	5,832	5,748	0.9	5,832
High Bar Brands Operating, LLC~	Senior secured	SF +	5.00%	(i)	9.60%		12/2029	803	789	0.1	803
High Bar Brands Operating, LLC~	Senior secured	SF +	5.00%	(i)	9.60%		12/2029	167	165	—	167
High Bar Brands Operating, LLC(5)	Senior secured				N/A(6)		12/2029	—	(4)	—	—
High Bar Brands Operating, LLC	Senior secured	SF +	5.00%	(i)	9.60%		12/2029	142	137	—	142
National Express Wash Parent Holdco, LLC#	One stop	SF +	5.50%	(i)	10.74%		07/2029	17,836	17,697	2.8	17,479
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(j)	9.75%		07/2029	70	69	—	66
National Express Wash Parent Holdco, LLC(5)	One stop				N/A(6)		07/2029	—	(102)	—	—
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	4.75%	(h)	9.60%		06/2031	21,259	21,085	3.3	21,259
Quick Quack Car Wash Holdings, LLC(5)	One stop				N/A(6)		06/2031	—	(20)	—	—
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(h)	9.60%		06/2031	823	754	0.1	823
Yorkshire Parent, Inc.#	One stop	SF +	6.00%	(i)	10.60%		12/2029	20,857	20,676	3.2	20,857
Yorkshire Parent, Inc.(5)	One stop				N/A(6)		12/2029	—	(39)	—	—
Yorkshire Parent, Inc.(5)	One stop				N/A(6)		12/2029	—	(50)	—	—
								67,950	67,053	10.4	67,589
Banks
OSP Hamilton Purchaser, LLC~	One stop	SF +	5.00%	(i)	10.25%		12/2029	3,909	3,867	0.6	3,909
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(i)	10.26%		12/2029	741	701	0.1	741
OSP Hamilton Purchaser, LLC(5)	One stop				N/A(6)		12/2029	—	(6)	—	—
								4,650	4,562	0.7	4,650
Beverages
Financial Information Technologies, LLC(20)	One stop	N/A			14.00%	PIK	06/2031	9,292	9,095	1.4	9,292
Financial Information Technologies, LLC#~	One stop	SF +	5.25%	(i)	9.85%		06/2030	6,456	6,362	1.0	6,456
Financial Information Technologies, LLC#~	One stop	SF +	5.25%	(i)	9.85%		06/2030	2,640	2,613	0.4	2,640
Financial Information Technologies, LLC(5)	One stop				N/A(6)		06/2030	—	(1)	—	—
Financial Information Technologies, LLC(5)	One stop				N/A(6)		06/2030	—	(10)	—	—
								18,388	18,059	2.8	18,388
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Capital Markets
BlueMatrix Holdings, LLC~	One stop	SF +	5.25%	(i)	9.85%		01/2031	$14,200	$14,089	2.2%	$14,200
BlueMatrix Holdings, LLC(5)	One stop				N/A(6)		01/2031	—	(20)	—	—
BlueMatrix Holdings, LLC(5)	One stop				N/A(6)		01/2031	—	(37)	—	—
								14,200	14,032	2.2	14,200
Chemicals
Krayden Holdings, Inc.~	Senior secured	SF +	4.75%	(h)	9.60%		03/2029	938	929	0.1	929
Krayden Holdings, Inc.(5)	Senior secured				N/A(6)		03/2029	—	(3)	—	(3)
Krayden Holdings, Inc.(5)	Senior secured				N/A(6)		03/2029	—	(5)	—	(5)
								938	921	0.1	921
Commercial Services & Supplies
BradyIFS Holdings, LLC#~	One stop	SF +	6.00%	(i)	11.25%		10/2029	20,896	20,541	3.2	20,896
BradyIFS Holdings, LLC	One stop	SF +	6.00%	(h)(i)	11.18%		10/2029	1,648	1,628	0.3	1,648
Encore Holdings, LLC#	One stop	SF +	5.50%	(i)	10.25%		11/2028	12,922	12,718	2.0	12,955
Encore Holdings, LLC~	One stop	SF +	5.50%	(i)	10.20%		11/2028	2,570	2,528	0.4	2,576
Encore Holdings, LLC	One stop	SF +	5.25%	(i)	10.11%		11/2028	3,874	3,813	0.6	3,874
FR Vision Holdings, Inc.*~	One stop	SF +	5.50%	(i)	10.78%		01/2031	18,539	18,372	2.9	18,539
FR Vision Holdings, Inc.	One stop	SF +	5.50%	(i)	10.78%		01/2031	1,561	1,507	0.2	1,561
FR Vision Holdings, Inc.(5)	One stop				N/A(6)		01/2030	—	(13)	—	—
Kleinfelder Intermediate, LLC~	One stop	SF +	6.25%	(i)	11.31%		09/2030	2,037	1,982	0.3	2,037
Kleinfelder Intermediate, LLC	One stop	P +	4.00%	(a)	12.00%		09/2028	64	59	—	64
Kleinfelder Intermediate, LLC(5)	One stop				N/A(6)		09/2030	—	(4)	—	—
PSC Parent, Inc.(5)	One stop				N/A(6)		04/2031	—	(7)	—	—
PSC Parent, Inc.	One stop	SF +	5.25%	(h)	10.10%		04/2031	1,088	1,083	0.2	1,088
PSC Parent, Inc.	One stop	SF +	5.25%	(a)(h)	10.36%		04/2030	694	683	0.1	694
PSC Parent, Inc.#	One stop	SF +	5.25%	(h)	10.42%		04/2031	6,526	6,465	1.0	6,526
WRE Holding Corp.(5)	One stop				N/A(6)		07/2030	—	(20)	—	—
WRE Holding Corp.#	One stop	SF +	5.00%	(j)	9.25%		07/2031	14,627	14,486	2.2	14,627
WRE Holding Corp.	One stop	SF +	5.00%	(j)	9.81%		07/2031	213	194	—	213
								87,259	86,015	13.4	87,298
Construction & Engineering
Consor Intermediate II, LLC(5)	One stop				N/A(6)		05/2031	—	(43)	—	—
Consor Intermediate II, LLC(5)	One stop				N/A(6)		05/2031	—	(12)	—	—
Consor Intermediate II, LLC#	One stop	SF +	4.75%	(i)	9.35%		05/2031	10,008	9,961	1.5	10,008
								10,008	9,906	1.5	10,008
Diversified Consumer Services
Any Hour, LLC	One stop	SF +	5.00%	(i)	10.28%		05/2030	231	214	—	207
Any Hour, LLC(20)	One stop	N/A			13.00%	PIK	05/2031	2,590	2,543	0.4	2,564
Any Hour, LLC	One stop	SF +	5.00%	(i)	9.90%		05/2030	395	378	0.1	383
Any Hour, LLC#	One stop	SF +	5.00%	(i)	9.60%		05/2030	8,165	8,049	1.2	8,083
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.86%		10/2030	5	5	—	5
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.86%		10/2030	5,717	5,579	0.9	5,660
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.86%		10/2029	883	820	0.1	869
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.86%		10/2030	24,020	23,409	3.7	23,779
CHVAC Services Investment, LLC	One stop	SF +	5.00%	(i)	9.60%		05/2030	3,537	3,429	0.5	3,537
CHVAC Services Investment, LLC(5)	One stop				N/A(6)		05/2030	—	(11)	—	—
CHVAC Services Investment, LLC#	One stop	SF +	5.00%	(i)	9.60%		05/2030	7,598	7,535	1.2	7,598
Entomo Brands Acquisitions, Inc.*	Senior secured	SF +	5.50%	(i)	10.25%		07/2029	866	856	0.1	866
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(i)	10.25%		07/2029	15	14	—	15
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(i)	10.25%		07/2029	249	244	—	249
HS Spa Holdings, Inc.~	One stop	SF +	5.25%	(i)	10.31%		06/2029	1,151	1,135	0.2	1,151
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(a)(h)	11.15%		06/2028	32	30	—	32
HS Spa Holdings, Inc.(5)	One stop				N/A(6)		06/2029	—	(3)	—	—
Litera Bidco, LLC(5)	One stop				N/A(6)		05/2028	—	(2)	—	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Litera Bidco, LLC	One stop	SF +	5.00%	(h)	9.85%				05/2028	$1,555	$1,548	0.2%	$1,555
Litera Bidco, LLC	One stop				N/A(6)				05/2028	—	—	—	—
Litera Bidco, LLC#	One stop	SF +	5.00%	(h)	9.85%				05/2028	7,629	7,594	1.2	7,629
Mario Purchaser, LLC~	One stop	SF +	5.75%	(h)	10.70%				04/2029	660	651	0.1	653
Mario Purchaser, LLC~	One stop	SF +	5.75%	(h)	10.70%				04/2029	855	843	0.1	847
Mario Purchaser, LLC(20)	One stop	SF +	10.75%	(h)	15.70%	PIK			04/2032	418	412	0.1	414
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.70%				04/2028	7	6	—	7
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.70%				04/2029	402	365	0.1	362
NSG Buyer, Inc. #	One stop	SF +	6.25%	(h)	11.20%				11/2029	11,755	11,582	1.8	11,844
NSG Buyer, Inc. (5)	One stop				N/A(6)				11/2028	—	(7)	—	—
NSG Buyer, Inc. (5)	One stop				N/A(6)				11/2029	—	(13)	—	—
NSG Buyer, Inc. #~	One stop	SF +	5.50%	(h)	10.35%				11/2029	1,868	1,823	0.3	1,868
Virginia Green Acquisition, LLC#	One stop	SF +	5.25%	(j)	9.50%				12/2030	19,898	19,721	3.1	19,898
Virginia Green Acquisition, LLC(5)	One stop				N/A(6)				12/2029	—	(28)	—	—
Virginia Green Acquisition, LLC	One stop	SF +	5.25%	(j)	9.50%				12/2030	821	750	0.1	821
										101,322	99,471	15.5	100,896
Diversified Financial Services
Avalara, Inc.#	One stop	SF +	6.25%	(i)	10.85%				10/2028	2,655	2,610	0.4	2,655
Avalara, Inc.(5)	One stop				N/A(6)				10/2028	—	(2)	—	—
Baker Tilly Advisory Group, LP(5)	One stop				N/A(6)				06/2030	—	(13)	—	—
Baker Tilly Advisory Group, LP#	One stop	SF +	5.00%	(h)	9.85%				06/2031	4,538	4,475	0.7	4,538
Baker Tilly Advisory Group, LP(5)	One stop				N/A(6)				06/2031	—	(5)	—	—
Ceres Groupe SAS & Ceres PikCo(7)(8)(16)(20)	Subordinated debt	E +	8.00%	(d)	3.59%	cash/	8.00%	PIK	07/2032	766	737	0.1	758
Ceres Groupe SAS & Ceres PikCo#(7)(8)(16)	One stop	E +	5.25%	(d)	8.84%				07/2031	1,326	1,276	0.2	1,314
Ceres Groupe SAS & Ceres PikCo(7)(8)(16)	One stop				N/A(6)				07/2031	—	—	—	—
Ceres Groupe SAS & Ceres PikCo(7)(8)(16)	One stop				N/A(6)				07/2031	—	—	0.1	—
Finastra USA, Inc.	One stop	SF +	7.25%	(i)	12.18%				09/2029	23	22	—	23
Finastra USA, Inc.#	One stop	SF +	7.25%	(i)	12.18%				09/2029	9,900	9,737	1.5	9,937
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.75%	(h)	9.60%				11/2028	335	327	0.1	335
Higginbotham Insurance Agency, Inc.#	One stop	SF +	4.50%	(h)	9.35%				11/2028	3,852	3,825	0.6	3,852
										23,395	22,989	3.7	23,412
Electrical Equipment
Power Grid Holdings, Inc.~	One stop	SF +	4.75%	(i)	10.00%				12/2030	706	694	0.1	706
Power Grid Holdings, Inc.(5)	One stop				N/A(6)				12/2030	—	(3)	—	—
										706	691	0.1	706
Electronic Equipment, Instruments & Components
CST Holding Company#	One stop	SF +	5.00%	(h)	9.95%				11/2028	5,400	5,188	0.8	5,400
CST Holding Company(5)	One stop				N/A(6)				11/2028	—	(2)	—	—
										5,400	5,186	0.8	5,400
Food Products
Blast Bidco Inc.#~	One stop	SF +	6.00%	(i)	10.60%				10/2030	17,027	16,807	2.6	17,027
Blast Bidco Inc.(5)	One stop				N/A(6)				10/2029	—	(25)	—	—
Eagle Family Foods Group, LLC#	One stop	SF +	5.00%	(i)	10.33%				08/2030	3,457	3,423	0.5	3,423
Eagle Family Foods Group, LLC	One stop	SF +	5.00%	(i)	10.33%				08/2030	52	48	—	48
										20,536	20,253	3.1	20,498
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Equipment & Supplies
Belmont Instrument, LLC#	One stop	SF +	6.25%	(i)	10.85%				08/2028	$4,170	$4,102	0.6%	$4,170
Belmont Instrument, LLC	One stop	SF +	6.25%	(i)	10.85%				08/2028	32	31	—	32
HuFriedy Group Acquisition, LLC#	One stop	SF +	5.50%	(i)	10.56%				06/2031	10,905	10,801	1.7	10,796
HuFriedy Group Acquisition, LLC(5)	One stop				N/A(6)				05/2030	—	(11)	—	(12)
HuFriedy Group Acquisition, LLC(5)	One stop				N/A(6)				06/2031	—	(23)	—	(24)
TIDI Legacy Products, Inc.~	One stop	SF +	5.50%	(h)	10.35%				12/2029	2,192	2,180	0.3	2,192
TIDI Legacy Products, Inc.(5)	One stop				N/A(6)				12/2029	—	(3)	—	—
TIDI Legacy Products, Inc.(5)	One stop				N/A(6)				12/2029	—	(1)	—	—
YI, LLC#	One stop	SF +	5.75%	(h)	10.87%				12/2029	8,537	8,374	1.3	8,537
YI, LLC(5)	One stop				N/A(6)				12/2029	—	(14)	—	—
YI, LLC(5)	One stop				N/A(6)				12/2029	—	(15)	—	—
										25,836	25,421	3.9	25,691
Healthcare Providers & Services
Bamboo US Bidco LLC*(20)	One stop	SF +	6.75%	(i)	8.62%	cash/	3.38%	PIK	09/2030	4,938	4,815	0.9	4,889
Bamboo US Bidco LLC*(7)(8)(20)	One stop	E +	6.75%	(c)	7.01%	cash/	3.38%	PIK	09/2030	3,421	3,169	0.5	3,387
Bamboo US Bidco LLC(5)	One stop				N/A(6)				09/2029	—	(25)	—	(8)
Bamboo US Bidco LLC(20)	One stop	SF +	6.75%	(i)	8.56%	cash/	3.38%	PIK	09/2030	366	356	0.2	358
Community Care Partners, LLC	One stop	SF +	6.00%	(h)	10.96%				06/2026	347	346	0.1	337
Datix Bidco Limited and RL Datix Holdings, Inc.*(7)(8)(9)	One stop	SN +	5.50%	(f)	10.45%				04/2031	3,077	2,836	0.5	3,046
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(7)(9)	One stop				N/A(6)				04/2031	—	(11)	—	(11)
Datix Bidco Limited and RL Datix Holdings, Inc.*(7)(9)	One stop	SF +	5.50%	(j)	10.81%				04/2031	4,967	4,874	0.8	4,918
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(7)(9)	One stop				N/A(6)				10/2030	—	(18)	—	(10)
Premise Health Holding Corp.*~	One stop	SF +	5.50%	(j)	10.76%				03/2031	18,997	18,736	2.9	18,997
Premise Health Holding Corp.(5)	One stop				N/A(6)				03/2030	—	(30)	—	—
										36,113	35,048	5.9	35,903
Healthcare Technology
Amberfield Acquisition Co.(5)	One stop				N/A(6)				05/2030	—	(35)	—	—
Amberfield Acquisition Co.(5)	One stop				N/A(6)				05/2030	—	(5)	—	—
Amberfield Acquisition Co.#	One stop	SF +	5.00%	(i)	9.60%				05/2030	5,609	5,557	0.9	5,609
Color Intermediate, LLC~	Senior secured	SF +	4.75%	(i)	9.45%				10/2029	2,353	2,319	0.3	2,353
Crow River Buyer, Inc.~	One stop	SF +	7.75%	(h)(i)	13.00%				01/2029	999	984	0.2	999
Crow River Buyer, Inc.	One stop	SF +	7.75%	(i)	12.85%				01/2029	13	12	—	13
HealthEdge Software, Inc.#	One stop	SF +	4.75%	(h)	9.85%				07/2031	1,398	1,385	0.1	1,384
HealthEdge Software, Inc.(5)	One stop				N/A(6)				07/2031	—	(2)	—	(2)
HealthEdge Software, Inc.(5)	One stop				N/A(6)				07/2031	—	(3)	—	(3)
Kona Buyer, LLC(5)	One stop				N/A(6)				07/2031	—	(1)	—	(2)
Kona Buyer, LLC#	One stop	SF +	4.50%	(i)	9.78%				07/2031	1,290	1,277	0.2	1,277
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC(5)	One stop				N/A(6)				07/2031	—	(2)	—	(2)
Lacker Bidco Limited*(7)(8)(9)	One stop	SN +	5.25%	(f)	10.20%				02/2031	4,114	3,828	0.6	4,114
Lacker Bidco Limited(5)(7)(8)(9)	One stop				N/A(6)				08/2030	—	(13)	—	—
Lacker Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(f)	10.20%				02/2031	926	821	0.1	926
Neptune Holdings, Inc.#~	One stop	SF +	5.75%	(i)	10.35%				09/2030	6,287	6,207	1.0	6,287
Neptune Holdings, Inc.(5)	One stop				N/A(6)				08/2029	—	(1)	—	—
Netsmart Technologies, Inc.#(20)	One stop	SF +	5.20%	(h)	7.35%	cash/	2.70%	PIK	08/2031	18,004	17,827	2.6	17,824
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(24)	—	(24)
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(12)	—	(12)
Plasma Buyer LLC~	One stop	SF +	5.75%	(i)	10.35%				05/2029	481	474	0.1	467
Plasma Buyer LLC	One stop	SF +	5.75%	(i)	10.35%				05/2028	31	30	—	29
Plasma Buyer LLC	One stop	SF +	6.25%	(i)	10.88%				05/2029	11	11	—	10
										41,516	40,634	6.1	41,247
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC#	One stop	SF +	6.00%	(i)	11.21%				08/2028	$1,447	$1,437	0.2%	$1,447
Barteca Restaurants, LLC~	One stop	SF +	6.00%	(i)	11.40%				08/2028	73	73	—	73
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	10.85%				08/2028	20	19	—	20
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	10.75%				08/2028	414	380	0.1	414
ESN Venture Holdings, LLC~	One stop	SF +	5.75%	(i)	10.35%				10/2028	320	315	—	320
ESN Venture Holdings, LLC#	One stop	SF +	5.75%	(i)	10.35%				10/2028	4,607	4,541	0.7	4,607
ESN Venture Holdings, LLC#	One stop	SF +	5.75%	(i)	10.35%				10/2028	696	687	0.1	696
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.85%				10/2028	226	221	—	226
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.35%				10/2028	58	55	—	58
ESN Venture Holdings, LLC(5)	One stop				N/A(6)				10/2028	—	(14)	—	—
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.93%				10/2028	787	780	0.1	787
GFP Atlantic Holdco 2, LLC#	One stop	SF +	6.00%	(i)	11.13%				11/2027	3,631	3,574	0.6	3,631
GFP Atlantic Holdco 2, LLC(5)	One stop				N/A(6)				11/2027	—	(64)	—	—
Health Buyer, LLC~	Senior secured	SF +	5.25%	(i)	9.85%				04/2029	233	231	—	231
Health Buyer, LLC*	Senior secured	SF +	5.50%	(i)	10.10%				04/2029	119	117	—	119
Health Buyer, LLC	Senior secured				N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC	Senior secured	SF +	5.50%	(i)	10.10%				04/2029	48	47	—	48
Health Buyer, LLC(5)	Senior secured				N/A(6)				04/2029	—	(1)	—	—
PB Group Holdings, LLC~(20)	One stop	SF +	5.50%	(h)	7.60%	cash/	2.75%	PIK	08/2030	9,453	9,406	1.4	9,406
PB Group Holdings, LLC(5)	One stop				N/A(6)				08/2030	—	(6)	—	(6)
SDC Holdco, LLC#	One stop	SF +	5.00%	(i)	9.60%				06/2031	19,252	19,160	3.0	19,252
SDC Holdco, LLC	One stop	SF +	5.00%	(i)	9.66%				06/2031	170	162	0.1	170
SDC Holdco, LLC(20)	Second lien	SF +	8.50%	(i)	13.10%	PIK			06/2032	2,959	2,938	0.5	2,959
Super REGO, LLC(20)	Subordinated debt	N/A			15.00%	PIK			03/2030	54	53	—	54
YE Brands Holding, LLC	One stop	SF +	4.75%	(i)	9.40%				10/2027	791	779	0.1	791
YE Brands Holding, LLC#	One stop	SF +	4.75%	(i)	9.35%				10/2027	7,104	7,043	1.1	7,104
YE Brands Holding, LLC	One stop	SF +	4.75%	(i)	9.47%				10/2027	27	27	—	27
										52,489	51,960	8.0	52,434
Industrial Conglomerates
Dwyer Instruments, Inc.~	One stop	SF +	5.75%	(i)	10.45%				07/2027	580	573	0.1	580
Dwyer Instruments, Inc.(5)	One stop				N/A(6)				07/2027	—	(1)	—	—
Dwyer Instruments, Inc.~	One stop	SF +	5.75%	(i)	10.45%				07/2027	147	145	—	147
Dwyer Instruments, Inc.*	One stop	SF +	5.75%	(i)	10.45%				07/2027	74	73	—	74
Dwyer Instruments, Inc.(5)	One stop				N/A(6)				07/2027	—	(1)	—	—
Essential Services Holdings Corporation#	One stop	SF +	5.00%	(i)	10.29%				06/2031	10,198	10,100	1.7	10,096
Essential Services Holdings Corporation(5)	One stop				N/A(6)				06/2030	—	(12)	—	(12)
Essential Services Holdings Corporation(5)	One stop				N/A(6)				06/2031	—	(10)	—	(20)
Excelitas Technologies Corp.(5)	One stop				N/A(6)				08/2029	—	(122)	—	(177)
Excelitas Technologies Corp.#	One stop	SF +	5.25%	(i)	9.85%				08/2029	643	634	0.1	637
Excelitas Technologies Corp.~(7)(8)	One stop	E +	5.25%	(c)	8.60%				08/2029	123	113	—	122
Excelitas Technologies Corp.	One stop				N/A(6)				08/2028	—	—	—	—
Excelitas Technologies Corp.	One stop				N/A(6)				08/2029	—	—	—	—
										11,765	11,492	1.9	11,447
Insurance
Ben Nevis Midco Limited*(7)(9)	One stop	SF +	5.50%	(h)	10.35%				03/2028	2,486	2,443	0.4	2,486
Ben Nevis Midco Limited*(7)(9)	One stop	SF +	5.50%	(i)	10.56%				03/2028	1,672	1,672	0.3	1,672
Ben Nevis Midco Limited(7)(9)	One stop	SF +	5.50%	(h)	10.34%				03/2028	263	264	—	263
Ben Nevis Midco Limited(7)(9)	One stop	SF +	5.50%	(h)	10.36%				03/2028	408	391	0.1	408
Captive Resources Midco, LLC#(20)	One stop	SF +	5.25%	(h)	10.10%				07/2029	7,206	7,114	1.1	7,206
Captive Resources Midco, LLC(5)	One stop				N/A(6)				07/2028	—	(2)	—	—
Disco Parent, Inc.~	One stop	SF +	7.50%	(i)	12.56%				03/2029	1,047	1,027	0.2	1,047
Disco Parent, Inc.(5)	One stop				N/A(6)				03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC*~	One stop	SF +	5.25%	(i)	10.06%				12/2030	14,227	14,099	2.2	14,262
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Doxa Insurance Holdings LLC(5)	One stop				N/A(6)				12/2029	$—	$(27)	—%	$—
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(i)	10.22%				12/2030	11,757	11,637	1.8	11,791
Doxa Insurance Holdings LLC	One stop				N/A(6)				12/2030	—	—	—	—
Gimlet Bidco GMBH~(7)(8)(15)	One stop	E +	5.75%	(c)	9.39%				04/2031	7,263	6,814	1.1	7,190
Gimlet Bidco GMBH(7)(8)(15)	One stop	E +	5.75%	(c)	9.39%				04/2031	538	484	0.1	508
Integrated Specialty Coverages, LLC*	One stop	SF +	6.00%	(h)(i)(j)	10.98%				07/2030	997	977	0.2	997
Integrated Specialty Coverages, LLC(5)	One stop				N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC	One stop	SF +	6.00%	(h)(i)(j)	10.88%				07/2030	199	194	—	199
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%	(i)	10.07%				08/2028	8,842	8,744	1.3	8,754
Integrity Marketing Acquisition, LLC(5)	One stop				N/A(6)				08/2028	—	(1)	—	(1)
Integrity Marketing Acquisition, LLC(5)	One stop				N/A(6)				08/2028	—	(4)	—	(24)
MRH Trowe Germany GMBH(7)(8)(15)	One stop	E +	6.00%	(c)	9.49%				02/2029	2,255	2,147	0.3	2,255
Oakbridge Insurance Agency LLC~	One stop	SF +	5.50%	(h)	10.66%				11/2029	9,198	9,120	1.4	9,198
Oakbridge Insurance Agency LLC	One stop	P +	4.50%	(a)(h)	12.07%				11/2029	460	448	0.1	460
Oakbridge Insurance Agency LLC	One stop	SF +	5.50%	(h)	10.66%				11/2029	368	330	0.1	368
Pareto Health Intermediate Holdings, Inc.#	One stop	SF +	6.25%	(i)	10.85%				05/2030	4,118	4,050	0.6	4,118
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.25%	(i)	10.85%				05/2030	1,373	1,350	0.2	1,373
Pareto Health Intermediate Holdings, Inc.(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
										74,677	73,268	11.5	74,530
IT Services
Critical Start, Inc.(20)	One stop	SF +	6.75%	(i)	8.40%	cash/	3.63%	PIK	05/2028	523	520	0.1	518
Critical Start, Inc.~(20)	One stop	SF +	6.75%	(i)	8.40%	cash/	3.63%	PIK	05/2028	266	262	—	263
Critical Start, Inc.(5)	One stop				N/A(6)				05/2028	—	—	—	(1)
Goldcup 31018 AB(7)(8)(11)(20)	One stop	E +	6.50%	(d)	10.18%	PIK			07/2029	839	760	0.1	839
Goldcup 31018 AB(7)(8)(11)(20)	One stop	E +	6.50%	(d)	10.18%	PIK			07/2029	78	74	—	78
Goldcup 31018 AB(5)(7)(8)(11)	One stop				N/A(6)				01/2029	—	(1)	—	—
Netwrix Corporation#	One stop	SF +	5.50%	(i)	10.56%				06/2029	11,866	11,807	1.8	11,866
Netwrix Corporation(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Netwrix Corporation	One stop	SF +	5.50%	(i)	10.56%				06/2029	1,440	1,343	0.2	1,570
PDQ Intermediate, Inc.(20)	Subordinated debt	N/A			13.75%	PIK			10/2031	57	56	—	57
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(10)	—	—
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(4)	—	—
ReliaQuest Holdings, LLC#(20)	One stop	SF +	6.75%	(i)	8.37%	cash/	3.63%	PIK	04/2031	23,684	23,574	3.6	23,684
WPEngine, Inc.~	One stop	SF +	6.50%	(i)	11.62%				08/2029	1,069	1,051	0.2	1,069
WPEngine, Inc.(5)	One stop				N/A(6)				08/2029	—	(1)	—	—
Zarya Holdco, Inc.*	One stop	SF +	6.50%	(i)	11.56%				07/2027	368	362	0.1	361
Zarya Holdco, Inc.#	One stop	SF +	6.50%	(i)	11.56%				07/2027	971	971	0.1	951
Zarya Holdco, Inc.(5)	One stop				N/A(6)				07/2027	—	—	—	(1)
										41,161	40,763	6.2	41,254
Leisure Products
Crunch Holdings, LLC(5)	One stop				N/A(6)				09/2031	—	(10)	—	(10)
Crunch Holdings, LLC~	One stop	SF +	4.75%	(h)	9.61%				09/2031	14,880	14,806	2.3	14,806
Movement Holdings, LLC~	One stop	SF +	5.25%	(h)	10.10%				03/2030	7,068	7,003	1.1	7,068
Movement Holdings, LLC(5)	One stop				N/A(6)				03/2030	—	(11)	—	—
Movement Holdings, LLC(5)	One stop				N/A(6)				03/2030	—	(43)	—	—
										21,948	21,745	3.4	21,864
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Life Sciences Tools & Services
Celerion Buyer, Inc.#	One stop	SF +	5.50%	(i)	10.73%				11/2029	$10,137	$9,930	1.6%	$10,137
Celerion Buyer, Inc.(5)	One stop				N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop				N/A(6)				11/2029	—	(33)	—	—
Graphpad Software, LLC(5)	One stop				N/A(6)				06/2031	—	(4)	—	—
Graphpad Software, LLC#	One stop	SF +	4.75%	(i)	9.35%				06/2031	7,856	7,818	1.2	7,856
Graphpad Software, LLC	One stop	SF +	4.75%	(i)	9.35%				06/2031	196	187	—	196
										18,189	17,897	2.8	18,189
Machinery
AI Titan Parent, Inc.#	One stop	SF +	4.75%	(i)	9.81%				08/2031	2,705	2,678	0.4	2,678
AI Titan Parent, Inc.(5)	One stop				N/A(6)				08/2031	—	(3)	—	(3)
AI Titan Parent, Inc.(5)	One stop				N/A(6)				08/2031	—	(3)	0.1	(3)
Blackbird Purchaser, Inc.*~	One stop	SF +	5.50%	(i)	10.10%				12/2030	23,297	23,090	3.6	23,297
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(i)	10.10%				12/2030	1,382	1,341	0.2	1,382
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(i)	10.10%				12/2029	464	437	0.1	464
										27,848	27,540	4.4	27,815
Media
Lotus Topco, Inc.(5)	One stop				N/A(6)				06/2030	—	(10)	—	—
Lotus Topco, Inc.#	One stop	SF +	4.75%	(j)	9.00%				06/2030	7,154	7,103	1.1	7,154
Lotus Topco, Inc.(5)	One stop				N/A(6)				06/2030	—	(25)	—	—
										7,154	7,068	1.1	7,154
Oil, Gas & Consumable Fuels
Envernus, Inc.#~	One stop	SF +	5.50%	(h)	10.35%				12/2029	15,998	15,788	2.5	15,998
Envernus, Inc.	One stop	SF +	5.50%	(h)	10.35%				12/2029	83	66	—	83
Envernus, Inc.(5)	One stop				N/A(6)				12/2029	—	(5)	—	—
										16,081	15,849	2.5	16,081
Pharmaceuticals
Caerus Midco 3 S.A.R.L.~(7)(10)	One stop	SF +	5.00%	(i)	9.60%				05/2029	780	770	0.1	773
Caerus Midco 3 S.A.R.L.~(7)(10)	One stop	SF +	5.00%	(i)	9.60%				05/2029	139	137	—	138
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.00%	(i)	9.60%				05/2029	53	52	—	51
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.00%	(h)	9.87%				05/2029	46	45	—	45
Caerus Midco 3 S.A.R.L.(7)(10)	One stop	SF +	5.00%	(i)	9.60%				05/2029	9	9	—	9
										1,027	1,013	0.1	1,016
Professional Services
ALKU Intermediate Holdings, LLC~	One stop	SF +	6.25%	(j)	10.50%				05/2029	1,266	1,251	0.2	1,281
ALKU Intermediate Holdings, LLC*	One stop	SF +	5.50%	(j)	9.75%				05/2029	140	137	—	140
bswift, LLC	One stop	SF +	6.38%	(i)	11.68%				11/2028	1,123	1,098	0.2	1,142
Citrin Cooperman Advisors LLC~	One stop	SF +	5.00%	(i)	10.32%				10/2027	482	479	0.1	482
Citrin Cooperman Advisors LLC~	One stop	SF +	5.00%	(i)	10.32%				10/2027	209	205	—	209
Citrin Cooperman Advisors LLC~	One stop	SF +	5.00%	(i)	10.42%				10/2027	62	61	—	62
Citrin Cooperman Advisors LLC*	One stop	SF +	5.25%	(i)	10.67%				10/2027	34	33	—	34
Citrin Cooperman Advisors LLC	One stop	SF +	5.25%	(i)	10.67%				10/2027	88	86	—	88
DISA Holdings Corp.#	Senior secured	SF +	5.00%	(i)	10.02%				09/2028	1,443	1,424	0.2	1,443
DISA Holdings Corp.	Senior secured	SF +	5.00%	(i)	10.11%				09/2028	124	117	—	124
DISA Holdings Corp.~	Senior secured	SF +	5.00%	(i)	10.02%				09/2028	713	703	0.1	713
DISA Holdings Corp.(20)	Subordinated debt	SF +	8.50%	(h)	11.51%	cash/	2.00%	PIK	03/2029	52	51	—	52
DISA Holdings Corp.~	Senior secured	SF +	5.00%	(i)	10.02%				09/2028	82	81	—	82
DISA Holdings Corp.~	One stop	SF +	5.00%	(i)	10.02%				09/2028	97	95	—	97
DISA Holdings Corp.(5)	Senior secured				N/A(6)				09/2028	—	(6)	—	—
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(18)	—	(5)
Eclipse Buyer, Inc.#	One stop	SF +	4.75%	(i)	9.74%				09/2031	3,676	3,640	0.6	3,639
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(3)	—	(3)
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Varicent Intermediate Holdings Corporation#(20)	One stop	SF +	6.00%	(i)	7.35%	cash/	3.25%	PIK	08/2031	$14,480	$14,268	2.3%	$14,263
Varicent Intermediate Holdings Corporation(5)	One stop				N/A(6)				08/2031	—	(28)	—	(29)
Varicent Intermediate Holdings Corporation(5)	One stop				N/A(6)				08/2031	—	(27)	—	(28)
										24,071	23,647	3.7	23,786
Software
Anaplan, Inc.#~	One stop	SF +	5.25%	(i)	9.85%				06/2029	22,836	22,682	3.5	22,836
Anaplan, Inc.(5)	One stop				N/A(6)				06/2028	—	(2)	—	—
Anaplan, Inc.~	One stop	SF +	5.25%	(i)	9.85%				06/2029	3,265	3,235	0.5	3,265
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(f)	10.20%				06/2029	684	613	0.1	684
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(f)	10.20%				06/2029	357	311	0.1	357
Arrow Buyer, Inc.#~	One stop	SF +	5.75%	(i)	10.35%				07/2030	4,681	4,585	0.8	4,681
Arrow Buyer, Inc.(5)	One stop				N/A(6)				07/2030	—	(13)	—	—
Arrow Buyer, Inc.#	One stop	SF +	5.75%	(i)	10.35%				07/2030	307	305	—	307
Artifact Bidco, Inc.(5)	One stop				N/A(6)				05/2031	—	(2)	—	(2)
Artifact Bidco, Inc.(5)	One stop				N/A(6)				05/2030	—	(1)	—	(1)
Artifact Bidco, Inc.(5)	One stop				N/A(6)				05/2030	—	(2)	—	(2)
Artifact Bidco, Inc.~	One stop	SF +	4.50%	(i)	9.10%				05/2031	1,341	1,328	0.2	1,328
Azurite Intermediate Holdings, Inc.~	One stop	SF +	6.50%	(h)	11.35%				03/2031	2,452	2,418	0.4	2,452
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.50%	(h)	11.35%				03/2031	3,566	3,503	0.5	3,567
Azurite Intermediate Holdings, Inc.(5)	One stop				N/A(6)				03/2031	—	(12)	—	—
Baxter Planning Systems, LLC(5)	One stop				N/A(6)				05/2031	—	(5)	—	—
Baxter Planning Systems, LLC(5)	One stop				N/A(6)				05/2031	—	(5)	—	—
Baxter Planning Systems, LLC#(20)	One stop	SF +	6.25%	(i)	8.12%	cash/	3.38%	PIK	05/2031	3,656	3,630	0.6	3,656
BestPass, Inc.#	One stop	SF +	5.25%	(h)	10.10%				08/2031	18,219	18,130	2.8	18,128
BestPass, Inc.(5)	One stop				N/A(6)				08/2031	—	(9)	—	(9)
BestPass, Inc.(5)	One stop				N/A(6)				08/2031	—	(12)	—	(12)
Bloomerang, LLC#~	One stop	SF +	6.00%	(h)	10.85%				12/2029	13,536	13,417	2.1	13,536
Bloomerang, LLC(5)	One stop				N/A(6)				12/2029	—	(26)	—	—
Bloomerang, LLC(5)	One stop				N/A(6)				12/2029	—	(35)	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.#(7)(14)	One stop	SF +	7.25%	(i)	12.53%				01/2029	956	935	0.1	956
Bynder BidCo, Inc.& Bynder BidCo B.V.#(7)(14)	One stop	SF +	7.25%	(i)	12.53%				01/2029	365	357	0.1	365
Bynder BidCo, Inc.& Bynder BidCo B.V.(7)(14)	One stop				N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(7)(14)	One stop				N/A(6)				01/2029	—	(1)	—	—
Camelia Bidco Limited*(7)(8)(9)	One stop	SN +	5.50%	(f)	10.45%				08/2030	685	641	0.1	685
Camelia Bidco Limited*(7)(8)(9)	One stop	A +	5.50%	(e)	9.93%				08/2030	44	40	—	44
Camelia Bidco Limited*(7)(8)(9)	One stop	SN +	5.50%	(f)	10.45%				08/2030	97	87	0.1	97
Camelia Bidco Limited(5)(7)(8)(9)	One stop				N/A(6)				08/2030	—	(27)	—	—
CB Buyer, Inc.(5)	One stop				N/A(6)				07/2031	—	(17)	—	—
CB Buyer, Inc.#	One stop	SF +	5.25%	(i)	9.85%				07/2031	15,848	15,695	2.4	15,848
CB Buyer, Inc.(5)	One stop				N/A(6)				07/2031	—	(22)	—	—
Coupa Holdings, LLC~	One stop	SF +	5.50%	(i)	10.75%				02/2030	8,371	8,190	1.4	8,371
Coupa Holdings, LLC(5)	One stop				N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop				N/A(6)				02/2030	—	(9)	—	—
Crewline Buyer, Inc.~	One stop	SF +	6.75%	(i)	11.35%				11/2030	28,243	27,874	4.3	28,243
Crewline Buyer, Inc.(5)	One stop				N/A(6)				11/2030	—	(39)	—	—
Denali Bidco Limited*(7)(8)(9)	One stop	SN +	6.00%	(f)	10.95%				08/2030	2,604	2,410	0.4	2,617
Denali Bidco Limited*(7)(8)(9)	One stop	E +	6.00%	(c)	9.35%				08/2030	628	601	0.1	631
Denali Bidco Limited*(7)(8)(9)	One stop	E +	5.50%	(c)	8.85%				08/2030	4,351	4,087	0.7	4,351
Denali Bidco Limited(7)(8)(9)	One stop	E +	6.00%	(c)	9.35%				08/2030	880	822	0.1	884
Denali Bidco Limited(5)(7)(8)(9)	One stop				N/A(6)				08/2030	—	(41)	—	—
Evergreen IX Borrower 2023, LLC*~	One stop	SF +	4.75%	(i)	9.35%				09/2030	13,206	12,858	2.0	13,074
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Evergreen IX Borrower 2023, LLC(5)	One stop				N/A(6)				10/2029	$—	$(38)	—%	$(11)
Evergreen IX Borrower 2023, LLC#	One stop	SF +	4.75%	(i)	9.35%				09/2030	1,154	1,143	0.2	1,142
GTY Technology Holdings, Inc.#(20)	One stop	SF +	6.88%	(i)	7.18%	cash/	4.30%	PIK	07/2029	4,244	4,192	0.6	4,202
GTY Technology Holdings, Inc.#(20)	One stop	SF +	6.88%	(h)	7.54%	cash/	4.30%	PIK	07/2029	2,771	2,732	0.5	2,744
GTY Technology Holdings, Inc.#(20)	One stop	SF +	6.88%	(i)	7.18%	cash/	4.30%	PIK	07/2029	508	505	0.1	503
GTY Technology Holdings, Inc.(5)	One stop				N/A(6)				07/2029	—	(2)	—	(1)
GTY Technology Holdings, Inc.(5)	One stop				N/A(6)				07/2029	—	(19)	—	—
GTY Technology Holdings, Inc.#(20)	One stop	SF +	7.13%	(i)	7.92%	cash/	4.45%	PIK	07/2029	667	661	0.1	667
Gurobi Optimization, LLC(5)	One stop				N/A(6)				09/2031	—	(11)	—	(11)
Gurobi Optimization, LLC~	One stop	SF +	4.75%	(h)(i)	9.47%				09/2031	13,580	13,445	2.1	13,444
Hornet Security Holding GMBH*(7)(8)(15)(20)	One stop	E +	7.00%	(d)	5.91%	cash/	4.50%	PIK	02/2031	5,019	4,816	0.8	5,019
Hornet Security Holding GMBH*(7)(8)(15)(20)	One stop	E +	7.00%	(c)(d)	5.91%	cash/	4.50%	PIK	02/2031	3,346	3,210	0.5	3,346
Hornet Security Holding GMBH(7)(8)(15)	One stop				N/A(6)				08/2030	—	—	—	—
Hornet Security Holding GMBH(5)(7)(8)(15)	One stop				N/A(6)				02/2031	—	(18)	—	—
Hyland Software, Inc.#	One stop	SF +	6.00%	(h)	10.85%				09/2030	24,713	24,397	3.8	24,713
Hyland Software, Inc.(5)	One stop				N/A(6)				09/2029	—	(1)	—	(1)
Icefall Parent, Inc.~	One stop	SF +	6.50%	(h)	11.35%				01/2030	22,609	22,208	3.5	22,609
Icefall Parent, Inc.(5)	One stop				N/A(6)				01/2030	—	(38)	—	—
ICIMS, Inc.~(20)	One stop	SF +	5.75%	(h)(i)	10.67%				08/2028	5,810	5,750	0.8	5,519
ICIMS, Inc.	One stop	SF +	5.75%	(h)	10.62%				08/2028	48	47	—	40
ICIMS, Inc.(5)	One stop				N/A(6)				08/2028	—	—	—	(48)
IQN Holding Corp. #	One stop	SF +	5.25%	(i)	10.31%				05/2029	1,477	1,468	0.2	1,477
IQN Holding Corp.	One stop	SF +	5.25%	(i)	10.31%				05/2028	26	25	—	26
Island Bidco AB~(7)(8)(11)(20)	One stop	E +	7.25%	(b)(d)	3.65%	cash/	7.25%	PIK	07/2028	703	658	0.1	703
Island Bidco AB~(7)(11)(20)	One stop	SF +	7.00%	(j)	8.76%	cash/	3.50%	PIK	07/2028	313	311	—	313
Island Bidco AB(7)(11)	One stop				N/A(6)				07/2028	—	—	—	—
Island Bidco AB(7)(8)(11)	One stop				N/A(6)				07/2028	—	—	—	—
Island Bidco AB#(7)(11)(20)	One stop	SF +	7.00%	(i)(j)	8.76%	cash/	3.50%	PIK	07/2028	3,131	3,117	0.5	3,131
Kaseya Inc.#(20)	One stop	SF +	5.50%	(i)	10.75%				06/2029	4,546	4,500	0.7	4,546
Kaseya Inc.(20)	One stop	SF +	5.50%	(i)	10.10%				06/2029	68	66	—	68
Kaseya Inc.	One stop	SF +	5.50%	(i)	10.78%				06/2029	52	50	—	52
Kaseya Inc.~	One stop	SF +	5.50%	(i)	10.75%				06/2029	17	15	—	17
LeadsOnline, LLC~	One stop	SF +	4.75%	(i)	10.17%				02/2028	4,956	4,851	0.8	4,956
LeadsOnline, LLC*	One stop	SF +	4.75%	(i)	10.17%				02/2028	875	856	0.1	875
LeadsOnline, LLC(5)	One stop				N/A(6)				02/2028	—	(1)	—	—
LeadsOnline, LLC#	One stop	SF +	4.75%	(i)	9.45%				02/2028	601	599	0.1	601
Navex TopCo, Inc.~	One stop	SF +	5.50%	(h)	10.60%				11/2030	28,534	28,035	4.4	28,534
Navex TopCo, Inc.(5)	One stop				N/A(6)				11/2028	—	(41)	—	—
Orsay Bidco 1 B.V. and Sky Group Holding B.V.(5)(7)(8)(14)	One stop				N/A(6)				11/2029	—	(35)	—	—
Panzura, LLC(20)	One stop	N/A			4.00%	cash/	15.00%	PIK	08/2027	59	54	—	49
Pineapple German Bidco GMBH*(7)(8)(15)(20)	One stop	E +	7.00%	(c)	10.51%	PIK			01/2031	6,728	6,452	1.0	6,660
Pineapple German Bidco GMBH(7)(8)(15)(20)	One stop	E +	7.00%	(c)	10.51%	PIK			01/2031	462	438	0.1	457
Pineapple German Bidco GMBH(7)(8)(15)(20)	One stop	E +	7.00%	(c)	10.51%	PIK			01/2031	1,600	1,519	0.2	1,574
PING Identity Holding Corp.~	One stop	SF +	4.75%	(i)	9.35%				10/2029	2,213	2,183	0.3	2,213
PING Identity Holding Corp.(5)	One stop				N/A(6)				10/2028	—	(1)	—	—
Quant Buyer, Inc.#	One stop	SF +	5.25%	(i)	10.31%				06/2029	6,461	6,419	1.0	6,461
Quant Buyer, Inc.#~	One stop	SF +	5.25%	(i)	10.39%				06/2029	9,012	8,936	1.4	9,012
Quant Buyer, Inc.(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Quant Buyer, Inc.(5)	One stop				N/A(6)				06/2029	—	(67)	—	—
Rainforest Bidco Limited(7)(8)(9)(20)	One stop	SN +	6.05%	(f)	8.45%	cash/	2.55%	PIK	07/2029	772	675	0.1	743
Rainforest Bidco Limited(7)(9)(20)	One stop	SF +	6.05%	(g)	8.34%	cash/	2.55%	PIK	07/2029	136	135	—	131
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Rainforest Bidco Limited(7)(8)(9)(20)	One stop	SN +	6.05%	(f)	8.45%	cash/	2.55%	PIK	07/2029	$57	$50	—%	$54
Rainforest Bidco Limited(7)(8)(9)(20)	One stop	SN +	6.55%	(f)	8.95%	cash/	2.55%	PIK	07/2029	3,926	3,569	0.6	3,926
SailPoint Technologies Holdings, Inc.#	One stop	SF +	6.00%	(i)	11.10%				08/2029	6,827	6,731	1.0	6,827
SailPoint Technologies Holdings, Inc.(5)	One stop				N/A(6)				08/2028	—	(1)	—	—
Templafy APS and Templafy, LLC#(7)(13)	One stop	SF +	6.00%	(i)	11.40%				07/2028	543	533	0.1	543
Templafy APS and Templafy, LLC(7)(13)	One stop				N/A(6)				07/2028	—	—	—	—
Togetherwork Holdings, LLC(5)	One stop				N/A(6)				05/2031	—	(34)	—	—
Togetherwork Holdings, LLC(5)	One stop				N/A(6)				05/2031	—	(22)	—	—
Togetherwork Holdings, LLC#	One stop	SF +	5.25%	(h)	10.10%				05/2031	25,588	25,379	3.9	25,588
Transform Bidco Limited(5)(7)(9)	One stop				N/A(6)				06/2030	—	(12)	—	(11)
Transform Bidco Limited*(7)(9)	One stop	SF +	7.00%	(i)	12.31%				01/2031	9,098	8,975	1.4	8,984
Transform Bidco Limited(5)(7)(9)	One stop				N/A(6)				01/2031	—	(27)	—	(28)
Vantage Bidco GMBH#(7)(8)(15)(20)	One stop	E +	6.25%	(c)	6.47%	cash/	3.13%	PIK	04/2031	7,707	7,285	1.2	7,630
Vantage Bidco GMBH(5)(7)(8)(15)	One stop				N/A(6)				10/2030	—	(18)	—	(13)
Varinem German Midco GMBH#(7)(8)(15)	One stop	E +	6.00%	(d)	9.67%				07/2031	6,530	6,334	1.0	6,465
Varinem German Midco GMBH(7)(8)(15)	One stop				N/A(6)				07/2031	—	—	—	—
Zendesk, Inc.#	One stop	SF +	5.00%	(i)	9.69%				11/2028	9,809	9,677	1.5	9,809
Zendesk, Inc.(5)	One stop				N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.(5)	One stop				N/A(6)				11/2028	—	(16)	—	—
										378,474	371,070	58.1	377,186
Specialty Retail
Biscuit Parent, LLC~	One stop	SF +	4.75%	(i)	9.35%				02/2031	17,626	17,504	2.7	17,626
Biscuit Parent, LLC(5)	One stop				N/A(6)				02/2031	—	(37)	—	—
Cavender Stores L.P.#~	Senior secured	SF +	5.00%	(i)	9.60%				10/2029	24,812	24,605	3.8	24,812
CVP Holdco, Inc.(5)	One stop				N/A(6)				06/2030	—	(12)	—	—
CVP Holdco, Inc.#	One stop	SF +	5.00%	(h)	9.85%				06/2031	11,983	11,868	1.8	11,983
CVP Holdco, Inc.(5)	One stop				N/A(6)				06/2031	—	(15)	—	—
PetVet Care Centers LLC	One stop	SF +	6.00%	(h)	10.85%				11/2030	12,934	12,708	1.9	12,287
PetVet Care Centers LLC(5)	One stop				N/A(6)				11/2029	—	(33)	—	(87)
PetVet Care Centers LLC(5)	One stop				N/A(6)				11/2030	—	(15)	—	—
PPV Intermediate Holdings, LLC(20)	One stop	N/A			14.75%	PIK			08/2030	8,054	7,881	1.3	8,215
PPV Intermediate Holdings, LLC#	One stop	SF +	5.75%	(i)	10.81%				08/2029	6,596	6,514	1.0	6,596
PPV Intermediate Holdings, LLC(20)	One stop	N/A			13.75%	PIK			08/2030	839	828	0.1	839
PPV Intermediate Holdings, LLC(20)	One stop	N/A			13.75%	PIK			08/2030	194	193	—	194
PPV Intermediate Holdings, LLC(20)	One stop	N/A			13.75%	PIK			08/2030	36	35	—	36
PPV Intermediate Holdings, LLC(20)	One stop	N/A			13.75%	PIK			08/2030	35	33	—	35
PPV Intermediate Holdings, LLC(5)	One stop				N/A(6)				08/2029	—	(5)	—	—
PPV Intermediate Holdings, LLC(5)	One stop				N/A(6)				08/2029	—	(11)	—	(11)
Radiance Borrower, LLC	One stop	SF +	5.25%	(h)	10.10%				06/2031	363	348	0.1	363
Radiance Borrower, LLC#(20)	One stop	SF +	5.75%	(h)	7.85%	cash/	2.75%	PIK	06/2031	19,094	18,957	2.9	19,094
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	4,413	4,374	0.7	4,413
Salon Lofts Group, LLC(20)	Second lien	SF +	9.00%	(i)	13.60%	PIK			09/2029	598	592	0.1	598
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	293	290	—	293
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	288	286	—	288
Salon Lofts Group, LLC(20)	Second lien	SF +	9.00%	(i)(j)	14.11%	PIK			09/2029	155	148	—	155
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	228	226	—	228
Salon Lofts Group, LLC~	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	95	94	—	95
Salon Lofts Group, LLC(5)	Senior secured				N/A(6)				08/2028	—	(2)	—	—
Salon Lofts Group, LLC~	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	72	71	—	72
Salon Lofts Group, LLC~	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	67	66	—	67
Salon Lofts Group, LLC(5)	Senior secured				N/A(6)				08/2028	—	(5)	—	—
Salon Lofts Group, LLC(5)	Senior secured				N/A(6)				08/2028	—	(7)	—	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salon Lofts Group, LLC(20)	Second lien	SF +	9.00%	(i)	13.60%	PIK	09/2029	$317	$314	—%	$317
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(i)	10.35%		08/2028	130	129	—	130
Salon Lofts Group, LLC~	Senior secured	SF +	5.75%	(i)	10.35%		08/2028	88	87	—	88
Salon Lofts Group, LLC(20)	Second lien	SF +	9.00%	(i)	13.60%	PIK	09/2029	29	29	—	29
Salon Lofts Group, LLC~	Senior secured	SF +	5.75%	(i)	10.35%		09/2029	453	450	0.1	453
Salon Lofts Group, LLC(20)	Second lien	SF +	9.00%	(i)	13.60%	PIK	09/2029	274	240	—	274
Salon Lofts Group, LLC(20)	Second lien	SF +	9.00%	(i)(j)	14.30%	PIK	09/2029	114	112	—	114
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.35%		08/2028	143	142	—	143
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.#~(7)	One stop	SF +	5.25%	(i)	9.85%		12/2029	1,651	1,635	0.4	1,651
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(7)	One stop	SF +	5.25%	(i)	9.85%		12/2028	604	596	0.1	604
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(5)(7)	One stop				N/A(6)		12/2029	—	(2)	—	—
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.#(7)(8)	One stop	CA +	5.25%	(k)	9.18%		12/2029	7,282	7,120	1.1	7,282
								119,860	118,331	18.1	119,276
Water Utilities
Vessco Midco Holdings, LLC#	One stop	SF +	5.25%	(h)(j)	10.22%		07/2031	1,523	1,508	0.2	1,508
Vessco Midco Holdings, LLC(5)	One stop				N/A(6)		07/2031	—	(2)	—	(2)
Vessco Midco Holdings, LLC	One stop	SF +	5.25%	(j)	9.54%		07/2031	74	72	—	69
								1,597	1,578	0.2	1,575

Total debt investments								1,298,854	1,276,971	199.0	1,294,931

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
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See Note 7. The fair value of loan investments may include the impact of the unfunded commitment being valued below par.
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
Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the years ended September 30, 2025, 2024 and 2023, the Company received Loan Origination Fees that were capitalized of $8,699, $15,762 and $5,096, respectively. For the years ended September 30, 2025, 2024 and 2023, interest income included $5,420 and $3,078 and $641, respectively, of Discount Amortization.
For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2025, 2024 and 2023, investment income included $9,552, $6,256 and $1,634, respectively, of PIK interest and the Company capitalized PIK interest of $9,486, $6,286 and $1,629, respectively, into the principal balance of certain debt investments.
In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the years ended September 30, 2025 and 2024, fee income included $532 and $104 from non-recurring prepayment premiums, respectively. For the year ended September 30, 2023, fee income included no non-recurring prepayment premiums. All other income is recorded into income when earned.
For the years ended September 30, 2025, 2024 and 2023, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $158,327, $80,674 and $17,877 respectively.

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
For the years ended September 30, 2025, 2024 and 2023, the Company recognized PIK and non-cash dividend income of $628, $181 and $114, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the year ended September 30, 2025, the Company received $208 of cash payments of accrued and capitalized preferred dividends. For the years ended September 30, 2024 and 2023, the Company received no cash payments of accrued and capitalized preferred dividends.
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
For the year ended September 30, 2025, the Company recorded dividend income received in cash of $200 and return of capital distributions received in cash of $600. For the year ended September 30, 2024, the Company did not record any dividend income received in cash and did not receive any return of capital distributions in cash. For the year ended September 30, 2023, the Company recorded $8 of dividend income received in cash and did not receive any return of capital distributions in cash.
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
Non-accrual Investments: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of September 30, 2025 and 2024, the Company had no portfolio company investments on non-accrual status.
Management reviews all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. There were no preferred equity securities on non-accrual status as of September 30, 2025 and September 30, 2024.

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
Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended September 30, 2025, the Company did not record any U.S. federal excise tax expense. For the years ended September 30, 2024 and 2023, $25 and $53, respectively, was recorded for U.S. federal excise tax expense.
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2025. The Company’s tax returns for the 2022 through 2024 tax years remain subject to examination by U.S. federal and most state tax authorities.
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
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2025 and 2024, the Company had deferred debt issuance costs of $8,281 and $7,871, respectively. These amounts are amortized and included in “Interest and other debt financing expenses” in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the years ended September 30, 2025, 2024 and 2023 was $4,061, $1,644 and $327, respectively.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the years ended September 30, 2025, 2024 and 2023, the Company amortized $68, $134 and $83, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.
Segment reporting: In accordance with ASC Topic 280 - Segment Reporting (“ASC Topic 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the senior executive committee that, as of September 30, 2025, includes the Company’s chief executive officer and chief financial officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations. The Company has elected to early adopt ASC Topic 280 as of March 31, 2025.

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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
As of September 30, 2025 and 2024, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of September 30, 2025		As of September 30, 2024
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 4 Stockholders	$1,523,641	$1,036,370	$1,032,820	$635,966
As of September 30, 2025 and 2024, the ratio of total contributed capital to total capital subscriptions was 68.0% and 61.6%, respectively, and the Company had uncalled capital commitments of $487,271 and $396,854, respectively.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following table summarizes the shares of GBDC 4 common stock issued for the year ended September 30, 2025, 2024 and 2023:

	Date	Shares Issued	NAV per share	Proceeds
Shares issued for the year ended September 30, 2023
Issuance of shares	11/14/22	1,150,201.000	$15.00	$17,253
Issuance of shares	02/27/23	859,744.654	15.00	12,896
Issuance of shares	07/31/23	1,521,177.000	15.00	22,818
Issuance of shares	09/27/23	3,802,942.533	15.00	57,044
Shares issued for capital drawdowns		7,334,065.187		$110,011
Issuance of shares	11/23/22	2,657.828	$15.00	40
Issuance of shares	12/29/22	30,829.580	15.00	462
Issuance of shares	03/01/23	17,801.196	15.00	267
Issuance of shares	03/22/23	22,391.978	15.00	336
Issuance of shares	05/24/23	77,682.843	15.00	1,165
Issuance of shares	06/22/23	27,927.167	15.00	419
Issuance of shares	08/23/23	26,042.627	15.00	391
Issuance of shares	09/20/23	11,161.946	15.00	167
Shares issued through DRIP		216,495.165		$3,247

Shares issued for the year ended September 30, 2024
Issuance of shares	10/27/23	4,433,368.360	$15.00	$66,501
Issuance of shares	11/28/23	2,849,722.599	15.00	42,746
Issuance of shares	12/29/23	1,899,815.000	15.00	28,498
Issuance of shares	02/12/24	2,952,472.599	15.00	44,287
Issuance of shares	03/25/24	2,952,472.599	15.00	44,287
Issuance of shares	05/30/24	3,054,472.599	15.00	45,817
Issuance of shares	06/24/24	3,054,472.599	15.00	45,817
Issuance of shares	07/08/24	3,054,472.599	15.00	45,817
Issuance of shares	08/19/24	6,196,815.000	15.00	92,951
Shares issued for capital drawdowns		30,448,083.954		$456,721
Issuance of shares	11/21/23	38,883.631	$15.00	$583
Issuance of shares	12/27/23	67,391.724	15.00	1,011
Issuance of shares	02/20/24	53,724.497	15.00	806
Issuance of shares	03/19/24	49,685.776	15.00	745
Issuance of shares	05/21/24	197,881.153	15.00	2,968
Issuance of shares	06/18/24	47,465.823	15.00	712
Issuance of shares	08/21/24	189,305.225	15.00	2,840
Issuance of shares	09/18/24	75,443.095	15.00	1,132
Shares issued through DRIP		719,780.924		$10,797

Shares issued for the year ended September 30, 2025
Issuance of shares	12/23/2024	6,725,731.752	$15.00	$100,886
Issuance of shares	01/13/2025	502,802.331	15.00	7,542

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	Date	Shares Issued	NAV per share	Proceeds
Issuance of shares	03/25/2025	4,565,389.866	$15.00	$68,479
Issuance of shares	04/17/2025	1,529,106.000	15.00	22,937
Issuance of shares	06/16/2025	8,859,307.154	15.00	132,890
Issuance of shares	09/19/2025	4,511,253.866	15.00	67,670
Shares issued for capital drawdowns		26,693,590.969		$400,404
Issuance of shares	11/19/2024	204,508.932	$15.00	$3,068
Issuance of shares	12/18/2024	72,984.041	15.00	1,095
Issuance of shares	01/08/2025	85,661.548	15.00	1,285
Issuance of shares	02/18/2025	112,987.679	15.00	1,695
Issuance of shares	03/18/2025	86,219.253	15.00	1,293
Issuance of shares	05/21/2025	214,537.819	15.00	3,218
Issuance of shares	06/17/2025	91,704.662	15.00	1,376
Issuance of shares	08/20/2025	218,837.196	15.00	3,282
Issuance of shares	09/17/2025	109,130.664	15.00	1,637
Shares issued through DRIP		1,196,571.794		$17,949
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the years ended September 30, 2025, 2024 and 2023, the base management fee incurred by the Company was $23,673, $11,815, and $2,759, respectively, and the base management fee irrevocably waived by the Investment Adviser was $15,065, $7,519, and $1,756, respectively.
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
•100% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which amounts payable to the Investment Adviser pursuant to the Income Incentive Fee equal 20.0% of the Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate as if a hurdle rate did not apply. This portion of Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate is referred to as the ‘‘catch-up’’ provision; and
•20.0% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.
The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter.
For the years ended September 30, 2025, 2024 and 2023, the Income Incentive Fee incurred was $19,943, $11,799, and $2,682, respectively.
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
•100% of the Company’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which the amount payable to the Investment Adviser pursuant to the Income Incentive Fee equal 10.0% of the Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate as if a hurdle rate did not apply; and
•10.0% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.
The Investment Adviser has agreed to irrevocably waive all Income Incentive Fees payable pursuant to the Investment Advisory Agreement for periods ending prior to April 1, 2024 (the “Waiver Period”). For the years ended September 30, 2025, 2024 and 2023, the Income Incentive Fee irrevocably waived by the Investment Adviser was $9,972, $8,130 and $2,682, respectively.
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
For the years ended September 30, 2025, 2024 and 2023, the Company did not accrue a Capital Gain Incentive Fee. As of both September 30, 2025 and 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to September 30, 2025.
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
For the years ended September 30, 2025 and 2024, the Company accrued a capital gain incentive fee under GAAP of $477 and $880, respectively. For the year ended September 30, 2023, the Company did not accrue a capital gain incentive fee under GAAP. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of September 30, 2025 and 2024, there was $1,357 and $880, respectively, of cumulative accrual for capital gain incentive fee under GAAP included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition.
The third part of the Incentive Fee, the Subordinated Liquidation Incentive Fee, equals 10.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as calculated immediately prior to liquidation. For purposes of this calculation, (a) “liquidation” includes the sale of all or substantially all of the Company’s assets or the acquisition of all or substantially all of the shares of the Company’s common stock in a single or series of related transactions and (b) “adjusted capital” means the net asset value of the Company calculated immediately prior to liquidation in accordance with GAAP less unrealized capital appreciation that would have been subject to the Capital Gain Incentive Fee had capital gain been recognized on the transfer of such assets in the liquidation.

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
As of September 30, 2025 and 2024, included in accounts payable and other liabilities is $606 and $355, respectively, for accrued allocated shared services under the Administration Agreement.
Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through April 1, 2022 and has incurred $166 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2021.
The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of both September 30, 2025 and 2024, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $304.
The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the years ended September 30, 2025, 2024 and 2023 were $1,936, $1,146 and $988, respectively. As of September 30, 2025 and 2024, included in accounts payable and other liabilities were $585 and $308, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $100,000. As of September 30, 2025, GGP Class B-P, LLC has an aggregate commitment of $100,011. As of September 30, 2025, the Company had issued 6,667,366.664 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $100,011 and has also issued 139,172.373 shares to GGP Class B-P, LLC through the DRIP.
The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of September 30, 2025, permits the Company to borrow a maximum of $100,000 and expires on March 26, 2028. Refer to Note 8 for discussion of the Adviser Revolver.
Note 5. Investments
Investments as of September 30, 2025 and 2024 consisted of the following:

	As of September 30, 2025			As of September 30, 2024
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$77,389	$76,691	$77,408	$39,377	$38,960	$39,358
One stop	2,069,014	2,037,002	2,063,173	1,254,102	1,232,741	1,250,206
Second lien	12,674	12,600	12,722	4,446	4,373	4,446
Subordinated debt	20,908	20,615	20,741	929	897	921
Equity	N/A	29,539	35,130	N/A	14,541	16,070
Total	$2,179,985	$2,176,447	$2,209,174	$1,298,854	$1,291,512	$1,311,001

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

	As of September 30, 2025			As of September 30, 2024
Amortized Cost:
United States
Southeast	$445,901	20.5%		$205,574	15.9%
Midwest	395,386	18.2		260,483	20.2
West	369,906	17.0		256,337	19.8
Mid-Atlantic	285,602	13.1		199,479	15.4
Southwest	255,497	11.7		149,845	11.6
Northeast	144,153	6.6		130,402	10.1
United Kingdom	140,614	6.5		40,106	3.1
Germany	53,904	2.5		39,463	3.1
Australia	25,160	1.2		—	—
Jersey	20,433	1.0		—	—
Canada	20,172	0.9		—	—
Finland	6,987	0.3		—	—
Sweden	5,264	0.2		4,919	0.4
Netherlands	4,250	0.2		1,256	0.1
France	2,281	0.1		2,013	0.2
Denmark	544	0.0	*	541	0.0	*
Luxembourg	312	0.0	*	1,013	0.1
Israel	81	0.0	*	81	0.0	*
Total	$2,176,447	100.0%		$1,291,512	100.0%

Fair Value:
United States
Southeast	$449,900	20.4%		$207,853	15.8%
Midwest	401,851	18.2		264,441	20.2
West	374,368	16.9		260,330	19.9
Mid-Atlantic	288,569	13.1		201,474	15.4
Southwest	258,152	11.7		151,420	11.5
Northeast	145,343	6.6		132,136	10.1
United Kingdom	143,807	6.5		42,123	3.2
Germany	58,632	2.7		41,091	3.1
Australia	25,855	1.2		—	—
Jersey	21,123	1.0		—	—
Canada	20,437	0.9		—	—
Finland	7,561	0.3		—	—
Sweden	5,459	0.2		5,064	0.4
Netherlands	4,621	0.2		1,321	0.1
France	2,497	0.1		2,072	0.2
Denmark	545	0.0	*	554	0.0	*
Luxembourg	331	0.0	*	1,016	0.1
Israel	123	0.0	*	106	0.0	*
Total	$2,209,174	100.0%		$1,311,001	100.0%
* Represents an amount less than 0.1%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of September 30, 2025 and 2024 were as follows:

	As of September 30, 2025		As of September 30, 2024
Amortized Cost:
Aerospace & Defense	$24,586	1.1%	$15,571	1.2%
Air Freight & Logistics	22,726	1.0	—	—
Auto Components	36,496	1.7	28,337	2.2
Automobiles	98,937	4.6	72,232	5.6
Banks	9,356	0.4	4,562	0.3
Beverages	25,503	1.2	18,059	1.4
Building Products	677	0.0 *	—	—
Capital Markets	22,977	1.1	14,032	1.1
Chemicals	6,453	0.3	921	0.1
Commercial Services & Supplies	95,995	4.4	86,126	6.7
Construction & Engineering	17,379	0.8	9,906	0.8
Containers & Packaging	1,715	0.1	—	—
Diversified Consumer Services	148,679	6.8	100,926	7.8
Diversified Financial Services	62,615	2.9	22,989	1.8
Electric Utilities	1,903	0.1	—	—
Electrical Equipment	7,028	0.3	691	0.0 *
Electronic Equipment, Instruments & Components	5,184	0.2	5,186	0.4
Food Products	32,759	1.5	20,253	1.6
Healthcare Equipment & Supplies	51,101	2.3	25,421	2.0
Healthcare Providers & Services	106,401	4.9	35,048	2.7
Healthcare Technology	108,643	5.0	41,038	3.2
Hotels, Restaurants & Leisure	127,364	5.9	52,188	4.0
Household Products	2,728	0.1	—	—
Industrial Conglomerates	28,527	1.3	11,492	0.9
Insurance	117,345	5.4	73,366	5.7
IT Services	44,242	2.0	40,822	3.2
Leisure Products	36,537	1.7	22,166	1.7
Life Sciences Tools & Services	23,565	1.1	18,343	1.4
Machinery	31,475	1.4	27,540	2.1
Media	14,869	0.7	7,068	0.5
Oil, Gas & Consumable Fuels	25,311	1.2	15,849	1.2
Pharmaceuticals	21,811	1.0	1,013	0.1
Professional Services	79,954	3.7	25,099	1.9
Road & Rail	13,840	0.6	—	—
Software	577,485	26.5	375,250	29.1
Specialty Retail	126,438	5.8	118,440	9.2
Transportation Infrastructure	16,060	0.8	—	—
Water Utilities	1,783	0.1	1,578	0.1
Total	$2,176,447	100.0%	$1,291,512	100.0%
* Represents an amount less than 0.1%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2025		As of September 30, 2024
Fair Value:
Aerospace & Defense	$24,652	1.1%	$16,069	1.2%
Air Freight & Logistics	23,033	1.0	—	—
Auto Components	36,957	1.7	28,779	2.2
Automobiles	101,466	4.6	73,044	5.6
Banks	9,456	0.4	4,650	0.3
Beverages	26,202	1.2	18,388	1.4
Building Products	693	—	—	0.0
Capital Markets	23,193	1.1	14,200	1.1
Chemicals	6,475	0.3	921	0.1
Commercial Services & Supplies	96,815	4.4	87,416	6.7
Construction & Engineering	17,502	0.8	10,008	0.8
Containers & Packaging	1,718	0.1	—	—
Diversified Consumer Services	150,189	6.8	102,710	7.8
Diversified Financial Services	63,719	2.9	23,412	1.8
Electric Utilities	1,997	0.1	—	—
Electrical Equipment	7,157	0.3	706	0.1
Electronic Equipment, Instruments & Components	5,345	0.2	5,400	0.4
Food Products	33,072	1.5	20,498	1.6
Healthcare Equipment & Supplies	51,329	2.3	25,691	2.0
Healthcare Providers & Services	108,172	4.9	35,903	2.7
Healthcare Technology	109,991	5.0	41,653	3.2
Hotels, Restaurants & Leisure	128,251	5.8	52,662	4.0
Household Products	2,744	0.1	—	—
Industrial Conglomerates	30,631	1.4	11,447	0.9
Insurance	119,150	5.4	74,631	5.7
IT Services	44,632	2.0	41,300	3.2
Leisure Products	36,536	1.7	22,246	1.7
Life Sciences Tools & Services	24,992	1.1	18,972	1.4
Machinery	31,741	1.4	27,815	2.1
Media	14,886	0.7	7,154	0.5
Oil, Gas & Consumable Fuels	25,498	1.2	16,081	1.2
Pharmaceuticals	22,245	1.0	1,016	0.1
Professional Services	80,355	3.7	25,225	1.9
Road & Rail	13,930	0.6	—	—
Software	590,302	26.7	382,061	29.1
Specialty Retail	126,384	5.7	119,368	9.1
Transportation Infrastructure	15,965	0.7	—	—
Water Utilities	1,799	0.1	1,575	0.1
Total	$2,209,174	100.0%	$1,311,001	100.0%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 6. Derivatives
The Company enters into derivatives from time to time to help mitigate its foreign currency risk exposures.
Forward Currency Contracts
The outstanding forward currency contracts as of September 30, 2025 were as follows:

As of September 30, 2025
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
SMBC Capital Markets, Inc.	€9,000	EUR	$9,922	USD	5/28/2027	$—	$(864)
						$—	$(864)
There were no outstanding forward currency contracts as of September 30, 2024.
The impact of forward currency contracts not designated as an effective hedge accounting relationship for the years ended September 30, 2025, 2024 and 2023 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Year ended September 30, 2025	Year ended September 30, 2024	Year ended September 30, 2023
Foreign exchange	$—	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Year ended September 30, 2025	Year ended September 30, 2024	Year ended September 30, 2023
Foreign exchange	$(864)	$—	$—
The following table is a summary of the average outstanding daily volume for forward currency contracts for the years ended September 30, 2025, 2024, and 2023:

Average U.S. Dollar notional outstanding	Year ended September 30, 2025	Year ended September 30, 2024	Year ended September 30, 2023
Forward currency contracts	$9,922	$—	$—
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
For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from SMBC, if any, is included in the Consolidated Statements of Financial Condition as other assets or accounts payable and other liabilities. As of September 30, 2025, there was $660 of collateral pledged for derivatives which is included in other assets on the Consolidated Statements of Financial Condition. As of September 30, 2024, there was no collateral pledged for derivatives. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the financial statements of the Company including: the location of those fair values on the Consolidated Statement of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of September 30, 2025.

As of September 30, 2025
Counterparty	Consolidated Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) /Pledged (1)	Net Amounts(2)
SMBC Capital Markets Inc.	Unrealized depreciation on forward currency contracts	$—	$(864)	$(864)	$660	$(204)
		$—	$(864)	$(864)	$660	$(204)
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2025 and 2024. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.
Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both September 30, 2025 and 2024, were valued using Level 3 inputs. As of both September 30, 2025 and 2024, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs. As of September 30, 2025, all forward currency contracts were valued using Level 2 inputs.
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
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of September 30, 2025 and 2024:

As of September 30, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$2,174,044	$2,174,044
Equity investments(1)	—	—	35,130	35,130
Money market funds(1)(2)	46,041	—	—	46,041
Total assets, at fair value:	$46,041	$—	$2,209,174	$2,255,215
Liabilities, at fair value:
Forward currency contracts	$—	$(864)	$—	$(864)
Total liabilities, at fair value:	$—	$(864)	$—	$(864)

As of September 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,294,931	$1,294,931
Equity investments(1)	—	—	16,070	16,070
Money market funds(1)(2)	20,893	—	—	20,893
Total assets, at fair value:	$20,893	$—	$1,311,001	$1,331,894

(1) Refer to the Consolidated Schedules of Investments for further details.
(2) Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The net change in unrealized appreciation (depreciation) for the years ended September 30, 2025, 2024, and 2023 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of each period was $24,372, $19,012 and $2,721, respectively.
The following tables present the changes in investments measured at fair value using Level 3 inputs for the years ended September 30, 2025 and 2024:

	For the year ended September 30, 2025
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of year	$1,294,931	$16,070	$1,311,001
Net change in unrealized appreciation (depreciation) on investments	1,227	4,066	5,293
Net translation of investments in foreign currencies	7,948	(4)	7,944
Realized gain (loss) on translation of investments in foreign currencies	122	—	122
Fundings of (proceeds from) revolving loans, net	5,121	—	5,121
Fundings of investments	986,577	17,441	1,004,018
PIK interest and non-cash dividends	9,486	628	10,114
Proceeds from non-cash dividends	—	(208)	(208)
Proceeds from principal payments and sales of portfolio investments	(136,788)	(2,863)	(139,651)
Accretion of discounts and amortization of premiums	5,420	—	5,420
Fair value, end of year	$2,174,044	$35,130	$2,209,174

	For the year ended September 30, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of year	$313,688	$5,227	$318,915
Net change in unrealized appreciation (depreciation) on investments	13,489	859	14,348
Net translation of investments in foreign currencies	3,043	—	3,043
Realized gain (loss) on investments	33	(3)	30
Realized gain (loss) on translation of investments in foreign currencies	30	—	30
Fundings of (proceeds from) revolving loans, net	2,253	—	2,253
Fundings of investments	989,310	9,806	999,116
PIK interest and non-cash dividends	6,286	181	6,467
Proceeds from principal payments and sales of portfolio investments	(36,279)	—	(36,279)
Accretion of discounts and amortization of premiums	3,078	—	3,078
Fair value, end of year	$1,294,931	$16,070	$1,311,001

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2025 and 2024:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$77,408	Yield analysis	Market interest rate	7.3% - 9.0% (8.3%)
		Market comparable companies	EBITDA multiples	6.0x - 20.0x (10.6x)
One stop loans(2)(3)	$2,043,193	Yield analysis	Market interest rate	3.8% - 20.5% (8.6%)
		Market comparable companies	EBITDA multiples	8.0x - 33.0x (15.8x)
		Market comparable companies	Revenue multiples	2.0x - 15.0x (9.1x)
	19,980	Broker/dealer bids or quotes	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans(4)	$33,463	Yield analysis	Market interest rate	9.8% - 15.0% (11.1%)
		Market comparable companies	EBITDA multiples	9.5x - 24.0x (17.8x)
Equity(5)	$35,130	Market comparable companies	EBITDA multiples	8.0x - 28.0x (17.4x)
			Revenue multiples	2.0x - 15.0x (11.3x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$49 of loans at fair value were valued using the market comparable companies approach only.
(3)The Company valued $1,758,059 and $285,134 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(4)$66 of loans at fair value were valued using the market comparable companies approach only.
(5)The Company valued $29,941 and $5,189 of equity investments using EBITDA and revenue multiples, respectively.

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
Other Financial Assets and Liabilities
ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” which is reported at cost, all assets and liabilities approximate fair value on the Consolidated Statements of Financial Condition due to their short maturity. The fair value of the Company’s debt is estimated using Level 3 inputs by discounting remaining payments using applicable implied market rates.
The following are the carrying values and fair values of the Company’s debt as of September 30, 2025 and 2024:

	As of September 30, 2025		As of September 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$1,189,555	$1,189,555	$691,985	$691,985
Note 8. Borrowings
In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On April 1, 2022, the Company’s sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of September 30, 2025, the Company’s asset coverage for borrowed amounts was 188.5%.
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Through June 20, 2029, all principal collections received on the underlying collateral may be used by the 2025 Issuer to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2025 Issuer and in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2025 Debt Securitization, allowing the Company to maintain the initial leverage in the 2025 Debt Securitization. The 2025 Notes are scheduled to mature on July 20, 2037. The Subordinated 2025 Notes are due in 2125. The Class A-1 2025 Notes, Class A-2 2025 Notes and Class B 2025 Notes are included in the September 30, 2025 Consolidated Statement of Financial Condition as debt of the company. As of September 30, 2025, the Class C 2025 Notes and Subordinated 2025 Notes were eliminated in consolidation.

As of September 30, 2025, there were 126 portfolio companies with a total fair value of $1,139,381 securing the 2025 Debt Securitization. The pool of loans in the 2025 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2025 Debt Securitization is based on three-month SOFR. The three-month SOFR in effect as of September 30, 2025 based on the last interest rate reset was 3.98%.

For the year ended September 30, 2025, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 2025 Debt Securitization were as follows:

	Year ended September 30,
	2025	2024	2023
Stated interest expense	$13,664	$—	$—
Amortization of debt issuance costs	214	—	—
Total interest expense	$13,878	$—	$—
Cash paid for interest expense	$—	$—	$—
Average stated interest rate	6.1%	N/A	N/A
Average outstanding balance	$225,542	$—	$—
As of September 30, 2025, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month SOFR) of the Class A-1 2025 Notes, Class A-2 2025 Notes and Class B 2025 Notes are as follows:

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
For the years ended September 30, 2025, 2024 and 2023, the components of interest expense, cash paid for interest expense, average stated interest rates, and average outstanding balances for the PNC Facility were as follows:

	Year ended September 30,
	2025	2024	2023
Stated interest expense	$8,245	$23,367	$6,777
Facility fees	84	129	39
Amortization of debt issuance costs	1,004	1,122	327
Total interest expense	$9,333	$24,618	$7,143
Cash paid for interest expense	$14,755	$19,615	$4,684
Average stated interest rate(1)	6.7%	7.7%	6.8%
Average outstanding balance	$123,928	$305,019	$100,127
(1)The average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
DB Credit Facility: On March 28, 2024 (the “DB Credit Facility Effective Date”), the Company and GBDC 4 Funding II entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank National Trust Company, as collateral agent and as collateral custodian. The period during which GBDC 4 Funding II may request drawdowns under the DB Credit Facility (the “DB Credit Facility Revolving Period”) commenced on the DB Credit Facility Effective Date and continues through March 28, 2027 unless there is an earlier termination or event of default. The DB Credit Facility will mature on March 28, 2030, three years from the last day of the DB Credit Facility Revolving Period, unless terminated earlier in accordance with the DB Credit Facility. On June 13, 2025, the Company entered into an amendment to the DB Credit Facility that, among other things, reduced the applicable margin (a) effective during the DB Credit Facility Revolving Period from 2.35% to 1.75% and (b) effective after the DB Credit Facility Revolving Period from 2.85% to 2.25%. As of September 30, 2025, the DB Credit Facility allowed the Company to borrow in an aggregate amount of up to $300,000, subject to leverage and borrowing base restrictions.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
As of September 30, 2025, the DB Credit Facility bears interest at the applicable base rate plus 1.75% per annum during the DB Credit Facility Revolving Period and 2.25% after the DB Credit Facility Revolving Period. The base rate under the DB Credit Facility is (i) the three-month CORRA plus an adjustment for a period of three months equal to 0.32138% with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple SONIA with respect to any advances denominated U.K. pound sterling plus an adjustment for a period of three months equal to 0.1193%, (v) the daily simple Swiss Average Rate Overnight with respect to any advances denominated in Swiss francs, (vi) the three-month Copenhagen Interbank Offered Rate with respect to any advances denominated in Danish krones, (vii) the three-month Bank Bill Benchmark Rate with respect to any advances denominated in New Zealand dollars, (viii) the three-month Norwegian Krone Interbank Offered Rate with respect to any advances denominated in Norwegian krona, (ix) the three-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish krona, and (x) the three-month term SOFR with respect to any other advances. Additionally, a syndication/agent fee is payable to the facility agent each quarter. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the DB Credit Facility Revolving Period, an additional fee based on unfunded commitments of the lenders could be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the DB Credit Facility Effective Date, respectively.
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
As of September 30, 2025 and 2024, the Company had $198,117 and $299,557, respectively, of outstanding debt under the DB Credit Facility.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the years ended September 30, 2025, 2024 and 2023 the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Year ended September 30,
	2025	2024	2023
Stated interest expense	$15,258	$7,882	$—
Facility fees	934	499	—
Amortization of debt issuance costs	918	274	—
Total interest expense	$17,110	$8,655	$—
Cash paid for interest expense	$18,261	$3,427	$—
Average stated interest rate(1)	6.5%	7.7%	N/A
Average outstanding balance	$234,266	$102,313	$—
(1)The average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
BNP Credit Facility: On August 15, 2024 (the “BNP Credit Facility Effective Date”), the Company and GBDC 4 Funding III entered into a revolving credit and security agreement (the “BNP Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, each of the securitization subsidiaries from time to time parties thereto and Computershare Trust Company, N.A., as collateral agent. Under the BNP Credit Facility, the lenders have agreed to extend credit to GBDC 4 Funding III in an aggregate principal amount of up to $750,000 as of September 30, 2025. The period during which GBDC 4 Funding III may request drawdowns under the BNP Credit Facility (the “BNP Credit Facility Revolving Period”) commenced on the BNP Credit Facility Effective Date and will continue through August 15, 2027, unless there is an earlier termination due to an event of default. The BNP Credit Facility will mature on August 15, 2030, the first business day on or after the date that is the 36-month anniversary of the last day of the BNP Credit Facility Revolving Period, unless terminated earlier in accordance with the BNP Credit Facility.
As of September 30, 2025, borrowings under the BNP Credit Facility in United States Dollars will bear interest at the applicable base rate plus 2.10% per annum during the BNP Credit Facility Revolving Period, and 2.35% per annum after the BNP Credit Facility Revolving Period (the “BNP Credit Facility Applicable Margin”), and borrowings in eligible currencies other than United States Dollars will bear interest at the applicable base rate plus (i) the BNP Credit Facility Applicable Margin and (ii) 0.15% per annum. The base rate under the BNP Credit Facility is (i) term CORRA with respect to any advances denominated in Canadian dollars, (ii) the 3-month Euro Interbank Offered Rate with respect to any advances denominated in Euros, (iii) the 3-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the adjusted cumulative compound Sterling Overnight Index Average with respect to any other advances denominated in U.K. pound sterling, (v) daily simple adjusted non-cumulative compound SARON with respect to any advances denominated in Swiss francs, (vi) 3-month Norwegian Interbank Offered Rate with respect to any advances denominated in Norwegian Krona, (vii) 3-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish Krona and (viii) the term SOFR with respect to advances denominated in United States Dollars and any other advances.
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
As of September 30, 2025 and 2024, the Company had $192,188 and $152,000, respectively, of outstanding debt under the BNP Credit Facility.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the years ended September 30, 2025, 2024 and 2023 the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the BNP Credit Facility were as follows:

	Year ended September 30,
	2025	2024	2023
Stated interest expense	$22,153	$914	$—
Amortization of debt issuance costs	1,925	248	—
Total interest expense	$24,078	$1,162	$—
Cash paid for interest expense	$21,498	$—	$—
Average stated interest rate(1)	6.3%	7.3%	N/A
Average outstanding balance	$349,688	$12,454	$—
(1)The average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of September 30, 2025 and 2024, the Company was permitted to borrow up to $100,000 in U.S. dollars and certain agreed upon foreign currencies, with a maturity date of March 26, 2028. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR in effect as of September 30, 2025 was 3.9%. As of September 30, 2025 and 2024, the Company had no outstanding debt under the Adviser Revolver.
For the years ended September 30, 2025, 2024 and 2023, the stated interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Year ended September 30,
	2025	2024	2023
Stated interest expense	$267	$68	$84
Cash paid for interest expense	140	67	158
Average stated interest rate(1)	4.1%	5.0%	5.0%
Average outstanding balance	$6,507	$1,361	$1,675
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

As of September 30, 2025 and 2024, the Company had no other short-term borrowings.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the years ended September 30, 2025, 2024 and 2023 the components of interest expense, average stated interest rates and average outstanding balances for short-term borrowings were as follows:

	Year ended September 30,
	2025	2024	2023
Stated interest expense	$—	$3,682	$—
Cash paid for interest expense	—	3,682	—
Average stated interest rate	—%	8.3%	N/A
Average outstanding balance	$—	$44,215	$—
For the years ended September 30, 2025, 2024 and 2023, the average total debt outstanding was $939,931, $465,362 and $101,802, respectively.
For the years ended September 30, 2025, 2024 and 2023, the effective average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 6.9%, 8.2%, and 7.1%, respectively.
A summary of the Company’s maturity requirements for borrowings as of September 30, 2025 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
DB Credit Facility	$198,117	$—	$—	$198,117	$—
BNP Credit Facility	192,188	—	—	192,188	—
2025 Debt Securitization	799,250	—	—	—	799,250
Total borrowings	$1,189,555	$—	$—	$390,305	$799,250
Note 9. Federal Income Tax Matters

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

The following permanent differences were reclassified for tax purposes among the components of net assets for the years ended September 30, 2025, 2024, and 2023:

	Year ended September 30,
	2025	2024	2023
Increase/(decrease) in Paid in Capital in Excess of Par	$(69)	$(159)	$(147)
Increase/(decrease) in Distributable Earnings (Losses)	69	159	147

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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following table reconciles net increase in net assets resulting from operations to taxable income for the years ended September 30, 2025, 2024 and 2023:

	Year ended September 30,
	2025	2024	2023
Net increase in net assets resulting from operations	$94,385	$68,960	$16,109
Net change in unrealized (appreciation) depreciation on investment transactions	(4,859)	(14,328)	(2,732)
Other income not currently taxable	(1,951)	(423)	(122)
Expenses not currently deductible	547	1,040	146
Other income for tax but not book	36	—	—
Expenses deductible for tax but not book	(457)	(2)	—
Other realized gain/loss differences	2,249	1,075	4
Taxable income before deductions for distributions	$89,950	$56,322	$13,405

The tax character of distributions paid during the years ended September 30, 2025, 2024 and 2023 were as follows:

	Year ended September 30,
	2025	2024	2023
Ordinary Income	$87,759	$57,306	$12,256
Long-Term Capital Gains	2,337	133	—

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the years ended September 30, 2025, 2024 and 2023 were as follows:

	Year ended September 30,
	2025	2024	2023
Undistributed ordinary income – tax basis	$—	$—	$1,699
Undistributed realized gains – tax basis	458	603	20
Net unrealized appreciation (depreciation) on investments	21,029	16,084	2,408
Other temporary differences	(21,112)	(16,381)	(3,980)
Total accumulated earnings (loss) – book basis	$375	$306	$147

Capital losses in excess of capital gains earned in a tax year could generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2025, the Company estimates that it will not have a capital loss carryforward available for use in subsequent tax years.

For tax purposes, the Company could elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of both September 30, 2025 and 2024, the Company did not elect to defer any ordinary losses, short-term capital losses and long-term capital losses.

For the tax year ended September 30, 2025, the Company estimates taxable income in excess of the distributions made from such taxable income during the tax year, and therefore, the Company has elected to carry forward the excess for distribution to stockholders in tax year September 30, 2026. The amount carried forward to tax year September 30, 2026 is estimated to be approximately $458 of long-term capital gain, although this amount will not be finalized until the September 30, 2025 tax returns are filed in 2026.

As of September 30, 2025, the federal tax cost of investments was $2,176,898 resulting in estimated gross unrealized gains and losses of $37,220 and $4,944, respectively.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 10. Commitments and Contingencies
Commitments: As of September 30, 2025, the Company had outstanding commitments to fund investments totaling $462,709, including $175,950 of commitments on undrawn revolvers. As of September 30, 2024, the Company had outstanding commitments to fund investments totaling $380,710, including $103,946 of commitments on undrawn revolvers.
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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of September 30, 2025. As of September 30, 2024, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.
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
Note 11. Financial Highlights
The financial highlights for the Company are as follows:

	Year ended September 30,
Per share data:(1)	2025	2024	2023	2022
Net asset value at beginning of period	$15.00	$15.00	$15.00	$15.00
Distributions declared:(2)
From net investment income - after tax	(1.68)	(2.58)	(2.41)	(0.26)
From capital gains	(0.04)	(0.00)^	—	—
Net investment income - after tax	1.62	2.01	2.05	0.45
Net realized gain (loss) on investment transactions	—	0.01	(0.00)^	(0.02)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.10	0.56	0.36	(0.17)
Net asset value at end of period	$15.00	$15.00	$15.00	$15.00
Total return based on net asset value per share(4)	11.92%	17.94%	12.09%	1.70%
Number of common shares outstanding	71,236,992.933	43,346,830.170	12,178,965.292	4,628,404.940

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	Year ended September 30,
Listed below are supplemental data and ratios to the financial highlights:	2025	2024	2023	2022
Ratio of net investment income - after tax to average net assets*	10.80%	13.46%	13.73%	6.79%
Ratio of total expenses to average net assets*(5)	13.67%	16.03%	14.19%	7.40%
Ratio of management fee waiver to average net assets*	(1.82)%	(1.86)%	(1.80)%	(1.26)%
Ratio of incentive fee waiver to average net assets	(1.21)%	(2.01)%	(2.75)%	(0.27)%
Ratio of operating expense waiver to average net assets	—%	—%	—%	(0.35)%
Ratio of incentive fees to average net assets(5)	2.47%	3.13%	2.75%	0.27%
Ratio of excise tax to average net assets(5)	—%	0.01%	0.05%	—%
Ratio of net expenses to average net assets*(5)	10.64%	12.16%	9.64%	5.52%
Ratio of total expenses (without incentive fees) to average net assets*(5)	11.20%	12.90%	9.64%	7.13%
Total return based on average net asset value*(6)	11.42%	17.05%	16.49%	3.99%
Net assets at end of year	$1,068,555	$650,202	$182,684	$69,426
Average debt outstanding	$939,931	$465,362	$101,802	$12,757
Average debt outstanding per share	$13.19	$10.74	$8.36	$2.76
Portfolio Turnover*	8.21%	4.26%	2.26%	0.07%
Asset coverage ratio(7)	188.47%	192.32%	201.79%	206.27%
Asset coverage ratio per unit(8)	$1,885	$1,923	$2,018	$2,063
Average market value per unit(9):
2025 Debt Securitization	N/A	N/A	N/A	N/A
Adviser Revolver	N/A	N/A	N/A	N/A
DB Credit Facility	N/A	N/A	N/A	N/A
BNP Credit Facility	N/A	N/A	N/A	N/A
PNC Facility	N/A	N/A	N/A	N/A

* The amounts presented for the period from April 1, 2022 (commencement of operations) to September 30, 2022 are annualized.
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
(9)Not applicable as the 2025 Debt Securitization Notes, Adviser Revolver, DB Credit Facility, BNP Credit Facility and PNC Facility are not registered for public trading.
Note 12. Senior Securities

The following is information about the Company’s senior securities as of the dates indicated in the table below:

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Adviser Revolver
September 30, 2022	$2,383	$2,063	—	N/A
September 30, 2023	$—	$2,018	—	N/A
September 30, 2024	$—	$1,923	—	N/A
September 30, 2025	$—	$1,885	—	N/A

2025 Debt Securitization
September 30, 2025	$799,250	$1,885	—	N/A

PNC Facility
September 30, 2022	$62,500	$2,063	—	N/A
September 30, 2023	$176,928	$2,018	—	N/A
September 30, 2024	$240,428	$1,923	—	N/A

DB Credit Facility
September 30, 2024	$299,557	$1,923	—	N/A
September 30, 2025	$198,117	$1,885	—	N/A

BNP Credit Facility
September 30, 2024	$152,000	$1,923	—	N/A
September 30, 2025	$192,188	$1,885	—	N/A

Total Debt
September 30, 2022	$64,883	$2,063	—	N/A
September 30, 2023	$176,928	$2,018	—	N/A
September 30, 2024	$691,985	$1,923	—	N/A
September 30, 2025	$1,189,555	$1,885	—	N/A

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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 13. Earnings Per Share
The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended September 30, 2025, 2024 and 2023:

	Year ended September 30,
	2025	2024	2023
Earnings available to stockholders	$94,385	$68,960	$16,109
Basic and diluted weighted average shares outstanding	55,271,464	27,089,786	6,535,176
Basic and diluted earnings per share	$1.71	$2.55	$2.46
Note 14. Dividends and Distributions
The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the years ended September 30, 2025, 2024 and 2023:

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the year ended September 30, 2025
08/02/2024	10/15/2024	12/18/2024	43,346,830.170	$0.1267	$5,494
11/14/2024	11/15/2024	01/08/2025	43,346,830.170	0.1488	6,449
11/14/2024	12/13/2024	02/18/2025	43,551,339.102	0.1917	8,349
11/14/2024	01/17/2025	03/18/2025	50,938,518.774	0.1262	6,431
02/03/2025	02/26/2025	05/21/2025	51,051,506.453	0.1614	8,239
02/03/2025	03/17/2025	05/21/2025	51,051,506.453	0.1487	7,593
02/03/2025	04/18/2025	06/17/2025	57,232,221.572	0.1217	6,968
05/02/2025	05/26/2025	08/20/2025	57,446,759.391	0.1348	7,742
05/02/2025	06/20/2025	08/20/2025	66,397,771.207	0.1341	8,906
05/02/2025	07/18/2025	09/17/2025	66,397,771.207	0.1269	8,423
08/01/2025	08/26/2025	11/20/2025	66,616,608.403	0.1522	10,139
08/01/2025	09/15/2025	11/20/2025	66,616,608.403	0.1449	9,652
Total dividends declared for the year ended September 30, 2025					$94,385

For the year ended September 30, 2024
08/03/2023	10/20/2023	12/27/2023	12,178,965.292	$0.1891	$2,302
11/17/2023	11/20/2023	12/27/2023	16,612,333.652	0.2009	3,337
11/17/2023	12/15/2023	02/20/2024	19,500,939.882	0.2240	4,370
11/17/2023	01/19/2024	03/19/2024	21,468,146.606	0.1847	3,964
02/02/2024	02/26/2024	05/21/2024	24,474,343.702	0.2376	5,816
02/02/2024	03/15/2024	05/21/2024	24,474,343.702	0.4005	9,801
02/02/2024	04/19/2024	06/18/2024	27,476,502.077	0.1353	3,716
05/03/2024	05/27/2024	08/21/2024	27,674,383.230	0.3066	8,486
05/03/2024	06/21/2024	08/21/2024	30,776,321.652	0.1915	5,894
05/03/2024	07/19/2024	09/18/2024	36,885,266.850	0.1565	5,772
08/02/2024	08/27/2024	11/19/2024	43,271,387.075	0.1678	7,262
08/02/2024	09/17/2024	11/19/2024	43,271,387.075	0.1904	8,240
Total dividends declared for the year ended September 30, 2024					$68,960

For the year ended September 30, 2023
08/05/2022	10/18/2022	12/29/2022	4,628,404.940	$0.1396	$646
11/18/2022	11/21/2022	12/29/2022	5,778,605.940	0.1212	700
11/18/2022	12/15/2022	03/01/2023	5,781,263.768	0.1321	764
11/18/2022	01/17/2023	03/22/2023	5,812,093.348	0.1637	951
02/07/2023	02/24/2023	05/24/2023	5,812,093.348	0.2509	1,458
02/07/2023	03/17/2023	05/24/2023	6,689,639.198	0.2705	1,810
02/07/2023	04/28/2023	06/22/2023	6,712,031.176	0.1726	1,159
05/05/2023	05/26/2023	08/23/2023	6,789,714.019	0.1769	1,201
05/05/2023	06/16/2023	08/23/2023	6,789,714.019	0.3033	2,059
05/05/2023	07/28/2023	09/20/2023	6,817,641.186	0.2026	1,381
08/03/2023	08/30/2023	11/21/2023	8,364,860.813	0.1846	1,544
08/03/2023	09/22/2023	11/21/2023	8,376,022.759	0.2909	2,436
Total dividends declared for the year ended September 30, 2023					$16,109

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following table summarizes the Company’s distributions reinvested during the years ended September 30, 2025, 2024, and 2023:

Payment Date	DRIP Shares Issued	NAV ($) Per Share	DRIP Shares Value
For the year ended September 30, 2025
11/19/2024	204,508.932	$15.00	$3,068
12/18/2024	72,984.041	15.00	1,095
12/18/2024	85,661.548	15.00	1,285
02/18/2025	112,987.679	15.00	1,695
01/08/2025	86,219.253	15.00	1,293
05/21/2025	214,537.819	15.00	3,218
02/18/2025	91,704.662	15.00	1,376
08/20/2025	218,837.196	15.00	3,282
09/17/2025	109,130.664	15.00	1,637
	1,196,571.794		$17,949

For the year ended September 30, 2024
November 21, 2023	38,883.631	$15.00	$583
December 27, 2023	67,391.724	15.00	1,011
February 20, 2024	53,724.497	15.00	806
March 19, 2024	49,685.776	15.00	745
May 21, 2024	197,881.153	15.00	2,968
June 18, 2024	47,465.823	15.00	712
August 21, 2024	189,305.225	15.00	2,840
September 18, 2024	75,443.095	15.00	1,132
	719,780.924		$10,797

For the year ended September 30, 2023
November 23, 2022	2,657.828	$15.00	$40
December 29, 2022	30,829.580	15.00	462
March 1, 2023	17,801.196	15.00	267
March 22, 2023	22,391.978	15.00	336
May 24, 2023	77,682.843	15.00	1,165
June 22, 2023	27,927.167	15.00	419
August 23, 2023	26,042.627	15.00	391
September 20, 2023	11,161.946	15.00	167
	216,495.165		$3,247

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 15. Subsequent Events
In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:
On November 20, 2025, the Company issued 259,908.674 shares through the DRIP.
On August 1, 2025 and November 14, 2025, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

November 14, 2025	January 21, 2026
In an amount (if positive) such that the net asset value of the Company as of November 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period November 1, 2025 through November 30, 2025 and the payment of this distribution is $15.00 per share.

December 12, 2025	February 18, 2026
In an amount (if positive) such that the net asset value of the Company as of December 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period December 1, 2025 through December 31, 2025 and the payment of this distribution is $15.00 per share.

January 16, 2026	March 18, 2026
In an amount (if positive) such that the net asset value of the Company as of January 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2026 through January 31, 2026 and the payment of this distribution is $15.00 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Controls and Procedures

As of September 30, 2025 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b) Management's Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c) Changes in Internal Controls over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15: Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 124
(2)	Financial Statement Schedules — None
(3)	Exhibits
EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
3.3	Amended and Restated Bylaws approved on August 5, 2022 by the Board of Directors of Golub Capital BDC 4, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q (File No. 814-01504), filed on August 12, 2022).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
4.2	Description of securities	*
10.1	Investment Advisory Agreement, dated as of April 1, 2022, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.2	Waiver Agreement, dated as of April 1, 2022, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.3	Administration Agreement, dated as of April 1, 2022, by and between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.4	Custody Agreement, dated as of March 31, 2022, by and between the Registrant and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.5	Trademark License Agreement, dated as of April 1, 2022, by and between Golub Capital LLC and the Registrant (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.6	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.8	Revolving Loan Agreement, dated as of April 12, 2022, by and among Golub Capital BDC 4, Inc., as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.8 to the Registrant’s Amended Registration Statement on Form 10 (File No. 000-56410), filed on May 17, 2022).
10.9	First Amendment to Amended and Restated Revolving Loan Agreement, dated as of June 15, 2022, by and among Golub Capital BDC 4, Inc., as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on June 16, 2022).
10.10	Form Subscription Agreement (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on September 14, 2023).
10.11	Waiver Letter Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on September 14, 2023).

Number	Description

10.12	Loan Financing and Servicing Agreement, dated as of March 28, 2024, by and among GBDC 4 Funding II LLC, as borrower, Golub Capital BDC 4, Inc., as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries, and Deutsche Bank National Trust Company, as collateral agent and as collateral custodian. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on April 1, 2024).
10.13	Sale and Contribution Agreement, dated as of March 28, 2024, between Golub Capital BDC 4, Inc., as seller, and GBDC 4 Funding II LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on April 1, 2024).
10.14	Revolving Credit and Security Agreement, dated as of August 15, 2024, by and among GBDC 4 Funding III LLC, as borrower, Golub Capital BDC 4, Inc., as equityholder and as servicer, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, each of the securitization subsidiaries from time to time parties thereto, and Computershare Trust Company, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on August 19, 2024).
10.15	Purchase and Sale Agreement, dated as of August 15, 2024, by and between GBDC 4 Funding III LLC, as purchaser, and Golub Capital BDC 4, Inc., as seller. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on August 19, 2024).
10.16	Second Amendment to Revolving Loan Agreement, dated as of March 26, 2025, by and among Golub Capital BDC 4, Inc., as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on March 28, 2025.
10.17	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of June 13, 2025, by and among GBDC 4 Funding II LLC, as borrower, Golub Capital BDC 4, Inc., as servicer, each lender party thereto, the agents for the Lender Groups party thereto, and Deutsche Bank AG, New York branch as facility agent for the lenders. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on June 18, 2025).
10.18	Indenture, dated as of June 20, 2025, between Golub Capital BDC 4 CLO 1 LLC, as issuer, and Computershare Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on June 20, 2025).
10.19	Purchase and Placement Agreement, dated as of June 20, 2025, among Golub Capital BDC 4 CLO 1 LLC, as issuer, BNP Paribas Securities Corp., as initial purchaser and NatWest Markets Securities Inc., as co-placement agent. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on June 20, 2025).
10.20	Collateral Management Agreement, dated as of June 20, 2025, between Golub Capital BDC 4 CLO 1 LLC, as issuer, and GC Advisors LLC, as collateral manager. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on June 20, 2025).
10.21	Master Loan Sale Agreement, dated as of June 20, 2025, among Golub Capital BDC 4, Inc., as seller, Golub Capital BDC 4 CLO 1 Depositor LLC, as intermediate seller, and Golub Capital BDC 4 CLO 1 LLC, as buyer. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on June 20, 2025).
14.1	Code of Ethics of the Registrant and GC Advisors.	*
14.2	Code of Ethics of GC Advisors LLC.	*
19.1	Insider Trading Policy (Included in the Code of Ethics of the Registrant and GC Advisors) (Incorporated by reference to Exhibit 14.1 to this Annual Report on Form 10-K)
21.1	List of subsidiaries.	*

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
99.1	Privacy Policy of the Registrant.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital BDC 4, Inc.
A Maryland Corporation

Date: November 21, 2025	By:	/s/ David B. Golub
Name: David B. Golub
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David B. Golub	President, Chief Executive Officer and Chairman of Board of Directors	November 21, 2025
David B. Golub	(Principal Executive Officer)
/s/ Christopher C. Ericson	Chief Financial Officer	November 21, 2025
Christopher C. Ericson	(Principal Financial and Accounting Officer)
/s/ Lawrence E. Golub	Director	November 21, 2025
Lawrence E. Golub
/s/ John T. Baily	Director	November 21, 2025
John T. Baily
/s/ Kenneth F. Bernstein	Director	November 21, 2025
Kenneth F. Bernstein
/s/ Lofton P. Holder	Director	November 21, 2025
Lofton P. Holder
/s/ Anita J. Rival	Director	November 21, 2025
Anita J. Rival
/s/ William M. Webster IV	Director	November 21, 2025
William M. Webster IV