Form 10-Q
period 2025-12-31
Golub Capital BDC 4, Inc.
filed 2026-02-06
CIK 1901612

_____________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of February 6, 2026, the Registrant had 78,092,055.384 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2025	September 30, 2025
	(unaudited)
Assets
Non-controlled / non-affiliate company investments at fair value (amortized cost of $2,349,527 and $2,176,447, respectively)	$2,382,163	$2,209,174
Cash	10,810	792
Cash equivalents	8,948	13,499
Foreign currencies (cost of $1,599 and $3,100, respectively)	1,656	3,529
Restricted cash	31,406	12,998
Restricted cash equivalents	81,143	32,542
Restricted foreign currencies (cost of $5,205 and $2,869, respectively)	5,218	2,947
Interest receivable	20,046	19,645
Receivable for investments	2,626	1,355
Capital call receivable	472	94
Other assets	841	840
Total Assets	$2,545,329	$2,297,415
Liabilities
Debt	$1,319,957	$1,189,555
Less unamortized debt issuance costs	(7,317)	(8,281)
Debt less unamortized debt issuance costs	1,312,640	1,181,274
Interest payable	30,980	18,244
Distributions payable	20,489	19,791
Management and income incentive fees payable	7,442	5,741
Payable for investments purchased	427	—
Unrealized depreciation on forward currency contracts	874	864
Accrued trustee fees	142	52
Accounts payable and other liabilities	2,946	2,894
Total Liabilities	1,375,940	1,228,860
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2025 and September 30, 2025	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 77,959,283.765 and 71,236,992.933 shares issued and outstanding as of December 31, 2025 and September 30, 2025, respectively	78	71
Paid in capital in excess of par	1,168,936	1,068,109
Distributable earnings (losses)	375	375
Total Net Assets	1,169,389	1,068,555
Total Liabilities and Total Net Assets	$2,545,329	$2,297,415
Number of common shares outstanding	77,959,283.765	71,236,992.933
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2025	2024
Investment income
Interest income	$53,004	$35,491
Payment-in-kind interest income	3,768	2,306
Dividend income	392	161
Fee income	225	114
Total investment income	57,389	38,072
Expenses
Interest and other debt financing expenses	19,593	14,808
Base management fee	8,104	4,979
Incentive fee	6,785	4,427
Administrative service fee	732	436
Professional fees	522	389
General and administrative expenses	85	74
Total expenses	35,821	25,113
Base management fee waived (Note 4)	(5,157)	(3,168)
Incentive fee waived (Note 4)	(3,351)	(2,055)
Net expenses	27,313	19,890
Net investment income	30,076	18,182
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Foreign currency transactions	236	136
Net realized gain (loss) on investment transactions	236	136
Net change in unrealized appreciation (depreciation) from:
Investments	(154)	2,756
Forward currency contracts	(10)	97
Translation of assets and liabilities in foreign currencies	(184)	(879)
Net change in unrealized appreciation (depreciation) on investment transactions	(348)	1,974
Net gain (loss) on investment transactions	(112)	2,110
Net increase (decrease) in net assets resulting from operations	$29,964	$20,292
Per Common Share Data
Basic and diluted earnings (losses) per common share (Note 11)	$0.41	$0.46
Basic and diluted weighted average common shares outstanding (Note 11)	72,547,078	44,111,474

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2024	43,346,830.170	$43	$649,853	$306	$650,202
Issuance of common stock	6,725,731.752	7	100,879	—	100,886
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	18,182	18,182
Net realized gain (loss) on investment transactions	—	—	—	136	136
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	1,974	1,974
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	277,492.973	—	4,163	—	4,163
Distributions from distributable earnings (losses)	—	—	—	(5,494)	(5,494)
Distributions declared and payable	—	—	—	(14,798)	(14,798)
Total increase (decrease) for the three months ended December 31, 2024	7,003,224.725	7	105,042	—	105,049
Balance at December 31, 2024	50,350,054.895	$50	$754,895	$306	$755,251
Balance at September 30, 2025	71,236,992.933	$71	$1,068,109	$375	$1,068,555
Issuance of common stock	6,337,944.133	7	95,062	—	95,069
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	30,076	30,076
Net realized gain (loss) on investment transactions	—	—	—	236	236
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(348)	(348)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	384,346.699	—	5,765	—	5,765
Distributions from distributable earnings (losses)	—	—	—	(9,475)	(9,475)
Distributions declared and payable	—	—	—	(20,489)	(20,489)
Total increase (decrease) for the three months ended December 31, 2025	6,722,290.832	7	100,827	—	100,834
Balance at December 31, 2025	77,959,283.765	$78	$1,168,936	$375	$1,169,389
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$29,964	$20,292
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	990	951
Amortization of deferred offering costs	—	35
Accretion of discounts and amortization of premiums	(2,156)	(953)
Net realized (gain) loss on foreign currency transactions	(236)	(136)
Net change in unrealized (appreciation) depreciation on investments	154	(2,756)
Net change in unrealized (appreciation) depreciation on forward currency contracts	10	(97)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	184	879
Proceeds from (fundings of) revolving loans, net	(6,620)	(1,799)
Fundings of investments	(267,910)	(226,080)
Proceeds from principal payments and sales of portfolio investments	108,251	6,459
Payment-in-kind interest capitalized	(3,767)	(2,298)
Non-cash dividends capitalized	(240)	(94)
Changes in operating assets and liabilities:
Interest receivable	(401)	2,263
Receivable for investments	(1,271)	4,184
Other assets	(1)	8
Interest payable	12,736	2,077
Management and income incentive fees payable	1,701	224
Payable for investments purchased	427	—
Accrued trustee fees	90	—
Accounts payable and other liabilities	52	400
Net cash provided by (used in) operating activities	(128,043)	(196,441)
Cash flows from financing activities
Borrowings on debt	220,676	578,077
Repayments of debt	(90,995)	(459,179)
Capitalized debt issuance costs	(26)	(31)
Proceeds from issuance of common shares	94,692	100,714
Distributions paid	(23,502)	(16,832)
Net cash provided by (used in) financing activities	200,845	202,749
Net change in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies	72,802	6,308
Effect of foreign currency exchange rates	72	(1,343)
Cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies, beginning of period	66,307	34,847
Cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies, end of period	$139,181	$39,812
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,685	$11,779
Distributions declared for the period	29,964	20,292
Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$378	$172
Stock issued in connection with dividend reinvestment plan	5,765	4,163
Change in distributions payable	698	(704)

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)
The following table provides a reconciliation of cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	December 31, 2025	September 30, 2025
Cash	$10,810	$792
Cash equivalents	8,948	13,499
Foreign currencies (cost of $1,599 and $3,100, respectively)	1,656	3,529
Restricted cash	31,406	12,998
Restricted cash equivalents	81,143	32,542
Restricted foreign currencies (cost of $5,205 and $2,869, respectively)	5,218	2,947
Total cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows (1)	$139,181	$66,307
(1) See Note 2 for a description of cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
Jeppesen Holdings, LLC#	One stop	SF +	4.75%	(j)	8.59%				11/2032	$17,940	$17,875	1.5%	$17,806
Jeppesen Holdings, LLC(5)	One stop				N/A(6)				11/2032	—	(3)	—	(7)
PPW Aero Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.67%				09/2031	14,539	14,235	1.2	14,539
PPW Aero Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(4)	—	—
PPW Aero Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(1)	—	—
PPW Aero Buyer, Inc.*^	One stop	SF +	5.00%	(j)	8.67%				09/2031	2,099	2,078	0.2	2,099
PPW Aero Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.67%				09/2031	2,443	2,421	0.2	2,443
PPW Aero Buyer, Inc.#	One stop	SF +	5.00%	(j)	8.67%				09/2031	615	612	0.1	615
PPW Aero Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(10)	—	—
Titan BW Borrower L.P.#(25)	One stop	SF +	5.38%	(j)	6.38%	cash/	2.88%	PIK	07/2032	4,824	4,779	0.4	4,824
Titan BW Borrower L.P.(5)	One stop				N/A(6)				07/2032	—	(8)	—	—
Titan BW Borrower L.P.(5)	One stop				N/A(6)				07/2032	—	(2)	—	—
										42,460	41,972	3.6	42,319
Air Freight & Logistics
RJW Group Holdings, Inc.^	One stop	SF +	5.00%	(j)	8.67%				11/2031	12,449	12,235	1.0	12,449
RJW Group Holdings, Inc.	One stop	SF +	5.00%	(k)	8.73%				11/2031	786	771	0.1	786
RJW Group Holdings, Inc.#	One stop	SF +	5.00%	(j)	8.67%				11/2031	9,108	9,021	0.8	9,108
RJW Group Holdings, Inc.(5)	One stop				N/A(6)				11/2031	—	(7)	—	—
										22,343	22,020	1.9	22,343
Auto Components
Arnott, LLC^	One stop	SF +	4.75%	(k)	8.62%				11/2030	1,257	1,246	0.1	1,219
Arnott, LLC	One stop	SF +	4.75%	(k)	8.50%				11/2030	121	120	—	115
Collision SP Subco, LLC^	One stop	SF +	4.75%	(j)	8.59%				01/2030	9,916	9,782	0.9	9,916
Collision SP Subco, LLC^	One stop	SF +	4.75%	(j)(k)	8.45%				01/2030	5,788	5,748	0.5	5,788
Collision SP Subco, LLC	One stop	SF +	4.75%	(j)	8.57%				01/2030	238	216	—	238
Collision SP Subco, LLC#	One stop	SF +	4.75%	(j)	8.59%				01/2030	70	70	—	70
Collision SP Subco, LLC	One stop	SF +	4.75%	(j)(k)	8.48%				01/2030	161	153	—	161
OEConnection, LLC*#^	One stop	SF +	4.50%	(i)	8.23%				12/2032	21,858	21,697	1.9	21,894
OEConnection, LLC(5)	One stop				N/A(6)				12/2032	—	(16)	—	4
OEConnection, LLC(5)	One stop				N/A(6)				12/2032	—	(8)	—	4
										39,409	39,008	3.4	39,409
Automobiles
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(a)(j)	9.48%				06/2030	351	341	—	351
CAP-KSI Holdings, LLC*^	One stop	SF +	5.25%	(j)	8.98%				06/2030	8,282	8,193	0.7	8,282
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(j)	8.92%				12/2029	794	783	0.1	794
High Bar Brands Operating, LLC#	Senior secured	SF +	5.25%	(j)	8.92%				12/2029	165	163	—	165
High Bar Brands Operating, LLC(5)	Senior secured				N/A(6)				12/2029	—	(3)	—	—
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(j)	8.92%				12/2029	140	139	—	140
Lincoln Acq Buyer, LLC#	One stop	SF +	4.50%	(i)	8.22%				11/2032	1,943	1,933	0.2	1,933
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(i)(j)	8.22%				11/2032	57	57	—	56
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(j)	8.20%				11/2032	29	23	—	23
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(k)	8.87%				07/2029	86	83	—	86
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.00%	(j)	8.67%	07/2029	$30,243	$30,016	2.6%	$30,243
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(k)	8.60%	07/2029	397	392	—	397
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(j)	8.67%	07/2029	387	385	—	387
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(i)	8.47%	06/2031	462	454	0.1	462
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(i)	8.47%	06/2031	1,086	1,082	0.1	1,086
Quick Quack Car Wash Holdings, LLC*^	One stop	SF +	4.75%	(i)	8.47%	06/2031	28,261	28,077	2.4	28,261
Quick Quack Car Wash Holdings, LLC(5)	One stop				N/A(6)	06/2031	—	(16)	—	—
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	4.75%	(i)	8.47%	06/2031	1,587	1,567	0.1	1,587
TWAS Holdings, LLC#	One stop	SF +	4.75%	(i)	8.47%	12/2029	742	739	0.1	739
TWAS Holdings, LLC(5)	One stop				N/A(6)	12/2029	—	(12)	—	(13)
Yorkshire Parent, Inc.	One stop	SF +	5.00%	(j)	8.84%	12/2029	7	6	—	7
Yorkshire Parent, Inc.#	One stop	SF +	5.00%	(j)	8.84%	12/2029	42	42	—	42
Yorkshire Parent, Inc.^	One stop	SF +	5.50%	(j)	9.17%	12/2029	17,435	17,255	1.5	17,435
Yorkshire Parent, Inc.	One stop	SF +	5.50%	(j)	9.17%	12/2029	706	667	0.1	706
Yorkshire Parent, Inc.^	One stop	SF +	5.50%	(j)	9.34%	12/2029	4,831	4,787	0.4	4,831
							98,033	97,153	8.4	98,000
Banks
OSP Hamilton Purchaser, LLC^	One stop	SF +	4.75%	(j)	8.59%	12/2029	3,860	3,828	0.3	3,860
OSP Hamilton Purchaser, LLC^	One stop	SF +	4.75%	(j)	8.64%	12/2029	3,692	3,662	0.3	3,692
OSP Hamilton Purchaser, LLC	One stop	SF +	4.75%	(j)	8.59%	12/2029	337	331	—	337
OSP Hamilton Purchaser, LLC	One stop	SF +	4.75%	(j)	8.61%	12/2029	307	292	—	307
Empyrean Solutions, LLC^	One stop	SF +	4.50%	(j)	8.17%	11/2031	1,484	1,478	0.2	1,484
Empyrean Solutions, LLC(5)	One stop				N/A(6)	11/2031	—	(1)	—	—
Empyrean Solutions, LLC(5)	One stop				N/A(6)	11/2031	—	(3)	—	—
							9,680	9,587	0.8	9,680
Beverages
Financial Information Technologies, LLC^	One stop	SF +	4.75%	(j)	8.42%	06/2030	6,394	6,314	0.5	6,394
Financial Information Technologies, LLC^	One stop	SF +	4.75%	(j)	8.42%	06/2030	2,607	2,583	0.2	2,607
Financial Information Technologies, LLC(5)	One stop				N/A(6)	06/2030	—	(4)	0.1	—
Financial Information Technologies, LLC#	One stop	SF +	4.75%	(j)	8.42%	06/2030	9,428	9,407	0.8	9,428
Spindrift Beverage Co. Inc.(5)	One stop				N/A(6)	02/2032	—	(11)	—	—
Spindrift Beverage Co. Inc.(5)	One stop				N/A(6)	02/2032	—	(3)	—	—
Spindrift Beverage Co. Inc.^	One stop	SF +	5.00%	(j)	8.94%	02/2032	5,073	5,018	0.4	5,073
							23,502	23,304	2.0	23,502
Building Products
BECO Holding Company, Inc.*	One stop	SF +	5.25%	(j)	9.07%	11/2028	1,029	1,025	0.1	1,029
BECO Holding Company, Inc.(5)	One stop				N/A(6)	11/2028	—	(10)	—	—
							1,029	1,015	0.1	1,029
Capital Markets
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(j)	8.42%	01/2031	14,022	13,900	1.2	14,022
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(j)	8.42%	01/2031	1,473	1,449	0.1	1,473
BlueMatrix Holdings, LLC*	One stop	SF +	4.75%	(j)	8.42%	01/2031	4,717	4,676	0.4	4,717
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(j)	8.42%	01/2031	1,716	1,705	0.2	1,716
BlueMatrix Holdings, LLC#	One stop	SF +	4.75%	(j)	8.42%	01/2031	2,050	2,043	0.2	2,050
							23,978	23,773	2.1	23,978
Chemicals
AP Adhesives Holdings, LLC(5)	One stop				N/A(6)	04/2032	—	(2)	—	—
AP Adhesives Holdings, LLC(5)	One stop				N/A(6)	04/2031	—	(1)	—	—
AP Adhesives Holdings, LLC^	One stop	SF +	4.75%	(j)	8.66%	04/2032	1,662	1,655	0.2	1,662
JSG II, Inc. and Checkers USA, Inc.#	One stop	SF +	4.50%	(i)	8.23%	09/2032	3,521	3,504	0.3	3,521
JSG II, Inc. and Checkers USA, Inc.(5)	One stop				N/A(6)	09/2032	—	(2)	—	—
JSG II, Inc. and Checkers USA, Inc.(5)	One stop				N/A(6)	09/2032	—	(2)	—	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Krayden Holdings, Inc.^	Senior secured	SF +	4.75%	(i)	8.42%	03/2029	$926	$920	0.1%	$926
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(i)(j)	8.46%	03/2029	105	103	—	105
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(i)	8.42%	03/2029	289	284	—	289
							6,503	6,459	0.6	6,503
Commercial Services & Supplies
CHA Vision Holdings, Inc.^	One stop	SF +	5.00%	(j)	8.87%	01/2031	18,306	18,153	1.6	18,306
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(j)	8.87%	01/2031	5,959	5,910	0.5	5,959
CHA Vision Holdings, Inc.(5)	One stop				N/A(6)	01/2030	—	(12)	—	—
CHA Vision Holdings, Inc.#	One stop	SF +	5.00%	(j)	8.87%	01/2031	939	934	0.1	939
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(j)	8.82%	01/2031	117	107	—	117
Dispatch Acquisition Holdings, LLC#	One stop	SF +	4.75%	(j)	8.42%	11/2032	19,546	19,450	1.7	19,449
Dispatch Acquisition Holdings, LLC	One stop	SF +	4.75%	(a)(j)	8.59%	11/2032	1,288	1,271	0.1	1,271
Kleinfelder Intermediate, LLC^	One stop	SF +	5.00%	(j)	8.84%	09/2030	2,011	1,967	0.2	2,011
Kleinfelder Intermediate, LLC(5)	One stop				N/A(6)	09/2028	—	(3)	—	—
Kleinfelder Intermediate, LLC	One stop	SF +	5.00%	(j)	8.84%	09/2030	218	216	—	218
Pearl Acquisition Buyer, Inc.	One stop	SF +	4.50%	(j)	8.17%	12/2032	22	21	—	21
Pearl Acquisition Buyer, Inc.#	One stop	SF +	4.50%	(j)	8.17%	12/2032	2,330	2,324	0.2	2,324
Pearl Acquisition Buyer, Inc.(5)	One stop				N/A(6)	12/2032	—	(2)	—	(2)
PSC Parent, Inc.	One stop	SF +	5.25%	(i)	9.00%	04/2031	809	803	0.1	809
PSC Parent, Inc.^	One stop	SF +	5.25%	(i)	8.97%	04/2031	1,074	1,070	0.1	1,074
PSC Parent, Inc.	One stop	SF +	5.25%	(i)	8.97%	04/2030	523	514	—	523
PSC Parent, Inc.^	One stop	SF +	5.25%	(i)	8.99%	04/2031	6,444	6,395	0.6	6,444
Trinity Air Consultants Holdings Corporation(5)	One stop				N/A(6)	06/2029	—	(1)	—	(1)
Trinity Air Consultants Holdings Corporation	One stop	SF +	4.50%	(j)	8.50%	06/2029	143	142	—	141
Trinity Air Consultants Holdings Corporation	One stop	SF +	4.50%	(i)(j)	8.44%	06/2029	426	425	—	422
Trinity Air Consultants Holdings Corporation#	One stop	SF +	4.50%	(j)	8.48%	06/2029	903	894	0.1	894
Trinity Air Consultants Holdings Corporation(5)	One stop				N/A(6)	06/2029	—	(1)	—	(2)
WRE Holding Corp.(5)	One stop				N/A(6)	07/2031	—	(13)	—	—
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.71%	07/2031	229	228	—	229
WRE Holding Corp.(5)	One stop				N/A(6)	07/2030	—	(16)	—	—
WRE Holding Corp.*^	One stop	SF +	5.00%	(k)	8.87%	07/2031	14,444	14,329	1.2	14,444
WRE Holding Corp.^	One stop	SF +	5.00%	(k)	8.62%	07/2031	1,585	1,579	0.1	1,585
WRE Holding Corp.^	One stop	SF +	5.00%	(k)	8.60%	07/2031	955	952	0.1	955
WRE Holding Corp.^	One stop	SF +	5.00%	(k)	8.60%	07/2031	743	740	0.1	743
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.60%	07/2031	260	259	—	260
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.60%	07/2031	266	265	—	266
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.60%	07/2031	165	164	—	165
							79,705	79,064	6.8	79,564
Construction & Engineering
Consor Intermediate II, LLC(5)	One stop				N/A(6)	05/2031	—	(21)	—	—
Consor Intermediate II, LLC	One stop	SF +	4.50%	(j)	8.17%	05/2031	494	485	—	494
Consor Intermediate II, LLC^	One stop	SF +	4.50%	(j)	8.17%	05/2031	13,586	13,534	1.2	13,586
DCCM, LLC#	One stop	SF +	4.75%	(i)	8.47%	06/2032	1,951	1,942	0.2	1,951
DCCM, LLC(5)	One stop				N/A(6)	06/2032	—	(2)	—	—
DCCM, LLC(5)	One stop				N/A(6)	06/2032	—	(4)	—	—
Royal Holdco Corporation	One stop	SF +	4.50%	(j)	8.20%	12/2030	108	106	—	108
Royal Holdco Corporation	One stop	SF +	4.50%	(j)	8.29%	12/2030	125	122	—	125
Royal Holdco Corporation^	One stop	SF +	4.50%	(j)	8.24%	12/2030	1,734	1,720	0.1	1,734
							17,998	17,882	1.5	17,998
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Containers & Packaging
Packaging Coordinators Midco, Inc.^	One stop	SF +	4.50%	(j)	8.34%		07/2032	$1,689	$1,663	0.1%	$1,689
Packaging Coordinators Midco, Inc.(5)	One stop				N/A(6)		07/2032	—	(2)	—	—
Packaging Coordinators Midco, Inc.	One stop				N/A(6)		07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.	One stop	SF +	4.50%	(j)	8.34%		07/2032	10	10	—	10
Packaging Coordinators Midco, Inc.	One stop				N/A(6)		07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.(9)	One stop	SN +	4.50%	(g)	8.22%		07/2032	3,374	3,290	0.3	3,374
Packaging Coordinators Midco, Inc.(5)	One stop				N/A(6)		07/2032	—	(1)	—	—
								5,073	4,960	0.4	5,073
Diversified Consumer Services
ABC Legal Holdings, LLC#	One stop	SF +	4.50%	(j)	8.34%		08/2032	5,150	5,126	0.4	5,150
ABC Legal Holdings, LLC(5)	One stop				N/A(6)		08/2032	—	(5)	—	—
ABC Legal Holdings, LLC(5)	One stop				N/A(6)		08/2032	—	(7)	—	—
Action Termite Control, LLC(5)	Senior secured				N/A(6)		12/2032	—	(2)	—	(2)
Action Termite Control, LLC	Senior secured	SF +	4.25%	(j)	7.96%		12/2032	729	725	0.1	725
Action Termite Control, LLC(5)	Senior secured				N/A(6)		12/2032	—	(11)	—	(11)
Any Hour, LLC	One stop	SF +	5.25%	(j)	8.92%		05/2030	228	215	—	216
Any Hour, LLC(25)	One stop	N/A			13.00%	PIK	05/2031	3,047	3,009	0.2	2,620
Any Hour, LLC	One stop	SF +	5.25%	(i)(j)	8.96%		05/2030	1,038	1,024	0.1	963
Any Hour, LLC*^	One stop	SF +	5.25%	(j)	8.92%		05/2030	8,062	7,975	0.6	7,578
Apex Service Partners, LLC#	One stop	SF +	5.00%	(j)	8.84%		10/2030	50	49	—	50
Apex Service Partners, LLC	One stop	SF +	5.00%	(j)	8.81%		10/2030	34	34	—	34
Apex Service Partners, LLC	One stop	SF +	5.00%	(j)	8.78%		10/2030	50	50	—	50
Apex Service Partners, LLC^	One stop	SF +	5.00%	(j)	8.82%		10/2030	5,645	5,536	0.5	5,660
Apex Service Partners, LLC	One stop	SF +	5.00%	(j)	8.71%		10/2029	483	450	—	483
Apex Service Partners, LLC^	One stop	SF +	5.00%	(j)	8.82%		10/2030	23,719	23,236	2.0	23,779
Aptive Environmental, LLC#	One stop	SF +	4.75%	(i)	8.47%		10/2032	12,567	12,445	1.1	12,441
Aptive Environmental, LLC(5)	One stop				N/A(6)		10/2032	—	(11)	—	(11)
Aptive Environmental, LLC(5)	One stop				N/A(6)		10/2032	—	(3)	—	(6)
CHVAC Services Investment, LLC^	One stop	SF +	4.50%	(j)	8.17%		05/2030	4,273	4,230	0.4	4,273
CHVAC Services Investment, LLC	One stop	SF +	4.50%	(i)	8.23%		05/2030	326	315	—	326
CHVAC Services Investment, LLC^	One stop	SF +	4.50%	(j)	8.17%		05/2030	16,423	16,293	1.4	16,423
CHVAC Services Investment, LLC	One stop	SF +	4.50%	(j)	8.17%		05/2030	18	7	—	18
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(j)	9.32%		07/2029	855	848	0.1	855
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(j)	9.32%		07/2029	7	7	—	7
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(j)	9.32%		07/2029	249	247	—	249
HS Spa Holdings, Inc.^	One stop	SF +	5.25%	(j)	9.07%		06/2029	1,136	1,125	0.1	1,136
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(a)(i)	8.97%		06/2028	23	22	—	23
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(j)	9.09%		06/2029	603	601	0.1	603
Kodiak Buyer, LLC*	One stop	SF +	4.50%	(j)	8.17%		07/2032	2,025	2,016	0.2	2,025
Kodiak Buyer, LLC(5)	One stop				N/A(6)		07/2032	—	(3)	—	—
Kodiak Buyer, LLC(5)	One stop				N/A(6)		07/2032	—	(3)	—	—
Litera Bidco, LLC(5)	One stop				N/A(6)		05/2028	—	(2)	—	—
Litera Bidco, LLC	One stop	SF +	5.00%	(i)	8.72%		05/2028	3,008	3,003	0.3	3,008
Litera Bidco, LLC	One stop				N/A(6)		05/2028	—	—	—	—
Litera Bidco, LLC^	One stop	SF +	5.00%	(i)	8.72%		05/2028	7,533	7,511	0.6	7,533
Mario Purchaser, LLC^	One stop	SF +	5.75%	(j)	9.84%		04/2029	651	646	0.1	624
Mario Purchaser, LLC^	One stop	SF +	5.75%	(j)	9.84%		04/2029	844	836	0.1	811
Mario Purchaser, LLC(25)	One stop	N/A			14.84%	PIK	04/2032	489	485	—	479
Mario Purchaser, LLC	One stop	SF +	5.75%	(j)	9.74%		04/2028	65	64	—	63
Mario Purchaser, LLC	One stop	SF +	5.75%	(j)	9.84%		04/2029	397	394	—	381
NSG Buyer, Inc. ^	One stop	SF +	5.00%	(j)	8.67%		11/2029	15,347	15,112	1.3	15,347
NSG Buyer, Inc.	One stop	SF +	5.00%	(j)	8.67%		11/2028	146	138	—	146
NSG Buyer, Inc. (5)	One stop				N/A(6)		11/2029	—	(8)	—	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salisbury House, LLC	One stop	SF +	5.00%	(i)	8.72%				08/2032	$206	$199	—%	$206
Salisbury House, LLC(5)	One stop				N/A(6)				08/2032	—	(10)	—	—
Salisbury House, LLC*	One stop	SF +	5.00%	(k)	8.73%				08/2032	10,224	10,175	0.9	10,224
Severin Acquisition, LLC^(25)	One stop	SF +	4.75%	(i)	6.22%	cash/	2.25%	PIK	10/2031	9,243	9,169	0.8	9,150
Severin Acquisition, LLC(5)	One stop				N/A(6)				10/2031	—	(9)	—	(11)
Severin Acquisition, LLC(25)	One stop	SF +	4.75%	(i)	6.22%	cash/	2.25%	PIK	10/2031	402	395	—	383
SCP CDH Buyer, Inc.#	One stop	SF +	4.50%	(j)	8.17%				12/2032	3,560	3,542	0.3	3,524
SCP CDH Buyer, Inc.(5)	One stop				N/A(6)				12/2032	—	(2)	—	(4)
SCP CDH Buyer, Inc.(5)	One stop				N/A(6)				12/2032	—	(5)	—	(10)
Stellar Brands, LLC^	Senior secured	SF +	4.50%	(j)	8.17%				02/2031	2,063	2,050	0.2	2,063
Stellar Brands, LLC(5)	Senior secured				N/A(6)				02/2031	—	(1)	—	—
Virginia Green Acquisition, LLC(5)	One stop				N/A(6)				12/2030	—	(13)	—	(13)
Virginia Green Acquisition, LLC^	One stop	SF +	5.25%	(k)	8.86%				12/2030	26,006	25,819	2.2	25,875
Virginia Green Acquisition, LLC(5)	One stop				N/A(6)				12/2029	—	(21)	—	(16)
Virginia Green Acquisition, LLC(5)	One stop				N/A(6)				12/2030	—	(11)	—	(8)
										166,924	164,996	14.1	165,412
Diversified Financial Services
Baker Tilly Advisory Group, LP(5)	One stop				N/A(6)				06/2030	—	(12)	—	—
Baker Tilly Advisory Group, LP^	One stop	SF +	4.75%	(i)	8.47%				06/2031	5,161	5,106	0.5	5,174
Baker Tilly Advisory Group, LP^	One stop	SF +	4.25%	(i)	7.97%				06/2031	1,941	1,932	0.2	1,941
Baker Tilly Advisory Group, LP(5)	One stop				N/A(6)				06/2031	—	(3)	—	—
Banker's Toolbox, Inc.#	One stop	SF +	4.50%	(j)	8.17%				07/2029	1,579	1,569	0.1	1,579
Banker's Toolbox, Inc.(5)	One stop				N/A(6)				07/2029	—	(6)	—	—
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)(25)	Subordinated debt	E +	8.00%	(d)	10.08%	PIK			07/2032	902	826	0.1	902
Ceres Groupe SAS & Ceres PikCo*(8)(9)(20)	One stop	E +	4.75%	(d)	6.83%				07/2031	1,399	1,278	0.1	1,399
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)	One stop	E +	4.75%	(d)	6.85%				07/2031	198	178	—	198
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)	One stop				N/A(6)				07/2031	—	—	—	—
Corsair Blade IV S.A R.L.(8)(13)(25)	One stop	SF +	5.75%	(j)	9.76%	cash/	0.25%	PIK	12/2030	252	252	—	252
Corsair Blade IV S.A R.L.(8)(9)(13)(25)	One stop	SN +	5.75%	(g)	9.22%	cash/	0.25%	PIK	12/2030	81	63	—	81
Deerfield Dakota Holding, LLC(5)	One stop				N/A(6)				09/2032	—	(14)	—	—
Deerfield Dakota Holding, LLC#(25)	One stop	SF +	5.75%	(j)	6.67%	cash/	2.75%	PIK	09/2032	15,629	15,481	1.3	15,629
Equity Methods, LLC^	One stop	SF +	4.75%	(j)	8.42%				04/2032	7,549	7,515	0.7	7,549
Higginbotham Insurance Agency, Inc.^	One stop	SF +	4.50%	(i)(j)	8.22%				06/2031	5,201	5,179	0.4	5,189
Higginbotham Insurance Agency, Inc.(5)	One stop				N/A(6)				06/2031	—	(1)	—	(1)
Higginbotham Insurance Agency, Inc.(5)	One stop				N/A(6)				06/2031	—	—	—	(1)
Equity Methods, LLC(5)	One stop				N/A(6)				04/2032	—	(6)	—	—
Equity Methods, LLC(5)	One stop				N/A(6)				04/2032	—	(8)	—	—
Finastra USA, Inc.^(8)(10)	One stop	SF +	7.25%	(j)	10.97%				09/2029	2,721	2,721	0.2	2,721
Medlar Bidco Limited#(8)(9)(21)	One stop	SN +	5.00%	(g)	8.72%				05/2032	9,432	9,246	0.8	9,432
Medlar Bidco Limited(5)(8)(9)(21)	One stop				N/A(6)				05/2032	—	(19)	—	—
Medlar Bidco Limited#(8)(9)(21)	One stop	E +	5.00%	(c)	6.99%				05/2032	11,720	11,212	1.0	11,720
Wealth Enhancement Group, LLC	One stop	SF +	4.50%	(j)	8.49%				10/2028	106	106	—	106
Wealth Enhancement Group, LLC	One stop	SF +	4.50%	(j)	8.49%				10/2028	475	474	—	475
Wealth Enhancement Group, LLC	One stop				N/A(6)				10/2028	—	—	—	—
Wealth Enhancement Group, LLC^	One stop	SF +	4.50%	(j)	8.49%				10/2028	734	733	0.1	734
Wealth Enhancement Group, LLC^	One stop	SF +	4.50%	(j)	8.49%				10/2028	1,017	1,016	0.1	1,017
Wealth Enhancement Group, LLC	One stop	SF +	4.50%	(j)	8.36%				10/2028	905	901	0.1	905
Wealth Enhancement Group, LLC(5)	One stop				N/A(6)				10/2028	—	(4)	—	—
										67,002	65,715	5.7	67,001
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electric Utilities
Smart Energy Systems, Inc.(25)	One stop	SF +	7.50%	(j)	7.74%	cash/	3.75%	PIK	01/2030	$192	$189	—%	$188
Smart Energy Systems, Inc.#(25)	One stop	SF +	7.50%	(j)	7.74%	cash/	3.75%	PIK	01/2030	1,739	1,708	0.2	1,704
										1,931	1,897	0.2	1,892
Electrical Equipment
Power Grid Holdings, Inc.^	One stop	SF +	4.75%	(j)	8.42%				12/2030	510	500	—	505
Power Grid Holdings, Inc.	One stop	P +	3.75%	(a)	10.50%				12/2030	17	15	—	16
Wildcat TopCo, Inc.^	One stop	SF +	4.50%	(j)	8.32%				11/2031	5,274	5,222	0.5	5,274
Wildcat TopCo, Inc.(5)	One stop				N/A(6)				11/2031	—	(9)	—	—
Wildcat TopCo, Inc.(5)	One stop				N/A(6)				11/2031	—	(5)	—	—
										5,801	5,723	0.5	5,795
Electronic Equipment, Instruments & Components
CST Holding Company^	One stop	SF +	5.00%	(i)	8.82%				11/2028	5,331	5,184	0.5	5,331
CST Holding Company(5)	One stop				N/A(6)				11/2028	—	(1)	—	—
										5,331	5,183	0.5	5,331
Food & Staples Retailing
GMF Parent, Inc.(5)	One stop				N/A(6)				12/2032	—	(2)	—	(2)
GMF Parent, Inc.#	One stop	SF +	4.50%	(j)	8.20%				12/2032	1,953	1,943	0.2	1,943
GMF Parent, Inc.(5)	One stop				N/A(6)				12/2032	—	(2)	—	(2)
GMF Parent, Inc.(5)	One stop				N/A(6)				12/2032	—	(3)	—	(3)
										1,953	1,936	0.2	1,936
Food Products
Blast Bidco Inc.^	One stop	SF +	6.00%	(j)	9.67%				10/2030	16,813	16,639	1.4	16,813
Blast Bidco Inc.(5)	One stop				N/A(6)				10/2029	—	(19)	—	—
Eagle Family Foods Group, LLC^	One stop	SF +	5.00%	(k)	8.79%				08/2030	3,111	3,086	0.3	3,111
Eagle Family Foods Group, LLC(5)	One stop				N/A(6)				08/2030	—	(3)	—	—
Sphynx UK Bidco, Ltd.#(8)(9)(10)	One stop	A +	4.50%	(e)	8.23%				09/2032	1,683	1,634	0.2	1,683
Sphynx UK Bidco, Ltd.#(8)(9)(10)	One stop	E +	4.50%	(c)	6.52%				09/2032	1,640	1,615	0.1	1,640
Sphynx UK Bidco, Ltd.#(8)(9)(10)	One stop	SN +	4.50%	(g)	8.22%				09/2032	7,589	7,500	0.7	7,589
Zullas, L.C.(5)	One stop				N/A(6)				06/2031	—	(2)	—	—
Zullas, L.C.^	One stop	SF +	4.75%	(i)	8.47%				06/2031	1,445	1,438	0.1	1,445
Zullas, L.C.	One stop	SF +	4.75%	(i)	8.47%				06/2031	237	230	—	237
										32,518	32,118	2.8	32,518
Healthcare Equipment & Supplies
Bayou Intermediate II, LLC(5)	One stop				N/A(6)				09/2032	—	(4)	—	—
Bayou Intermediate II, LLC#	One stop	SF +	4.75%	(j)	8.42%				09/2032	5,607	5,580	0.5	5,607
Bayou Intermediate II, LLC	One stop	SF +	4.75%	(i)(j)	8.43%				09/2032	607	599	0.1	607
Belmont Instrument, LLC^	One stop	SF +	5.25%	(j)	8.92%				08/2028	4,117	4,071	0.4	4,117
Belmont Instrument, LLC(5)	One stop				N/A(6)				08/2028	—	(1)	—	—
Blades Buyer, Inc.(5)	Senior secured				N/A(6)				03/2028	—	(1)	—	(2)
Blades Buyer, Inc.(5)	Senior secured				N/A(6)				03/2028	—	(11)	—	(23)
CCSL Holdings, LLC	One stop	SF +	5.75%	(i)	9.47%				12/2028	317	314	—	317
Centegix Intermediate II, LLC#(25)	One stop	SF +	6.00%	(j)	6.63%	cash/	3.25%	PIK	08/2032	11,065	11,013	0.9	11,065
Centegix Intermediate II, LLC	One stop	SF +	5.50%	(j)	9.31%				08/2032	1,097	1,088	0.1	1,097
Centegix Intermediate II, LLC(5)	One stop				N/A(6)				08/2032	—	(15)	—	—
HuFriedy Group Acquisition, LLC*^	One stop	SF +	5.50%	(j)	9.32%				06/2031	10,768	10,684	0.9	10,768
HuFriedy Group Acquisition, LLC(5)	One stop				N/A(6)				05/2030	—	(9)	—	—
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(j)(k)	9.18%				06/2031	2,357	2,324	0.2	2,357
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(j)	9.26%				06/2031	450	443	—	450
Isto Group, Inc.	One stop				N/A(6)				09/2032	—	—	—	—
Isto Group, Inc.#	One stop	SF +	4.75%	(j)	8.46%				09/2032	1,941	1,932	0.2	1,941
Isto Group, Inc.(5)	One stop				N/A(6)				09/2032	—	(6)	—	—
RTI Surgical, Inc.(5)	One stop				N/A(6)				09/2032	—	(10)	—	—
RTI Surgical, Inc.#	One stop	SF +	4.75%	(i)	8.47%				09/2032	10,007	9,959	0.9	10,007
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
TIDI Legacy Products, Inc.^	One stop	SF +	4.50%	(i)	8.22%		12/2029	$2,164	$2,156	0.2%	$2,164
TIDI Legacy Products, Inc.	One stop				N/A(6)		12/2029	—	—	—	—
TIDI Legacy Products, Inc.	One stop	SF +	4.50%	(i)	8.22%		12/2029	580	574	0.1	580
YI, LLC^	One stop	SF +	5.75%	(i)	9.49%		12/2029	8,429	8,307	0.7	8,429
YI, LLC(5)	One stop				N/A(6)		12/2029	—	(11)	—	—
ZimVie, Inc.	One stop	SF +	4.75%	(j)	8.42%		10/2032	1,129	1,112	0.1	1,111
ZimVie, Inc.#	One stop	SF +	4.75%	(j)	8.42%		10/2032	21,166	21,064	1.8	21,061
ZimVie, Inc.(5)	One stop				N/A(6)		10/2032	—	(17)	—	(18)
								81,801	81,135	7.1	81,635
Healthcare Providers & Services
Active Day, Inc.#	One stop	SF +	5.00%	(i)	8.72%		05/2027	1,822	1,814	0.2	1,813
Active Day, Inc.(5)	One stop				N/A(6)		05/2027	—	(4)	—	(4)
Active Day, Inc.	One stop	SF +	5.00%	(i)	8.72%		05/2027	623	620	—	620
Bamboo US Bidco LLC#(9)	One stop	E +	5.00%	(c)	7.07%		09/2030	3,595	3,181	0.3	3,595
Bamboo US Bidco LLC	One stop	SF +	5.00%	(i)(j)	8.83%		09/2030	351	349	—	351
Bamboo US Bidco LLC	One stop	SF +	5.00%	(i)	8.79%		09/2030	292	292	—	292
Bamboo US Bidco LLC^	One stop	SF +	5.25%	(j)	9.09%		09/2030	753	750	0.1	753
Bamboo US Bidco LLC(5)	One stop				N/A(6)		10/2029	—	(20)	—	—
Bamboo US Bidco LLC^	One stop	SF +	5.25%	(j)	9.09%		09/2030	4,920	4,823	0.4	4,920
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	4.75%	(j)	8.57%		11/2030	1,322	1,315	0.1	1,322
Benefit Plan Administrators of Eau Claire, LLC(5)	One stop				N/A(6)		11/2030	—	(1)	—	—
Benefit Plan Administrators of Eau Claire, LLC(5)	One stop				N/A(6)		11/2030	—	(4)	—	—
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	4.75%	(j)	8.57%		11/2030	7,991	7,948	0.7	7,991
BHG Holdings, LLC^	One stop	SF +	5.50%	(j)	9.34%		04/2032	15,901	15,775	1.4	15,901
BHG Holdings, LLC(5)	One stop				N/A(6)		04/2032	—	(16)	—	—
BHG Holdings, LLC(5)	One stop				N/A(6)		04/2032	—	(36)	—	—
Community Care Partners, LLC	One stop	SF +	6.00%	(i)	9.83%		06/2026	343	342	—	343
Datix Bidco Limited and RL Datix Holdings, Inc.#(8)(9)(10)	One stop	SN +	5.00%	(g)	8.72%		04/2031	3,099	2,846	0.3	3,099
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(8)(10)	One stop				N/A(6)		04/2031	—	(9)	—	—
Datix Bidco Limited and RL Datix Holdings, Inc.#(8)(10)	One stop	SF +	5.00%	(k)	8.73%		04/2031	4,967	4,892	0.4	4,967
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(8)(10)	One stop				N/A(6)		10/2030	—	(13)	—	—
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(8)(9)(12)	One stop	CA +	5.00%	(l)	7.30%		09/2029	1,920	1,871	0.2	1,920
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	CA +	5.00%	(l)	7.30%		09/2029	707	685	0.1	707
HP TLE Buyer, Inc.#	One stop	SF +	4.75%	(j)	8.42%		07/2032	15,508	15,436	1.3	15,508
HP TLE Buyer, Inc.(5)	One stop				N/A(6)		07/2032	—	(16)	—	—
LOV Acquisition LLC^	Senior secured	SF +	4.25%	(i)	7.97%		11/2031	6,738	6,710	0.6	6,738
LOV Acquisition LLC(5)	Senior secured				N/A(6)		11/2031	—	(3)	—	—
PPV Intermediate Holdings, LLC(25)	One stop	N/A			14.75%	PIK	08/2030	9,679	9,543	0.8	9,679
PPV Intermediate Holdings, LLC^	One stop	SF +	5.75%	(j)	9.57%		08/2029	6,513	6,453	0.5	6,448
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK	08/2030	997	987	0.1	964
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK	08/2030	230	229	—	223
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK	08/2030	42	42	—	41
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK	08/2030	42	40	—	40
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(j)	9.63%		08/2029	48	44	—	45
PPV Intermediate Holdings, LLC	One stop	SF +	5.25%	(j)	9.07%		08/2029	861	849	0.1	839
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Premise Health Holding Corp.#	One stop	SF +	4.50%	(j)	8.17%				11/2032	$2,167	$2,146	0.2%	$2,146
Premise Health Holding Corp.(5)	One stop				N/A(6)				11/2032	—	(4)	—	(9)
Premise Health Holding Corp.^	One stop	SF +	4.50%	(j)	8.17%				11/2032	18,758	18,502	1.6	18,571
Premise Health Holding Corp.(5)	One stop				N/A(6)				11/2031	—	(30)	—	(24)
										110,189	108,328	9.4	109,799
Healthcare Technology
Amberfield Acquisition Co.	One stop	SF +	5.50%	(j)	9.17%				05/2030	203	194	—	203
Amberfield Acquisition Co.	One stop	SF +	5.50%	(j)	9.17%				05/2030	278	274	—	278
Amberfield Acquisition Co.^	One stop	SF +	5.50%	(j)	9.17%				05/2030	8,227	8,167	0.7	8,227
Color Intermediate, LLC^	Senior secured	SF +	4.75%	(j)	8.52%				10/2029	2,324	2,298	0.2	2,324
Crow River Buyer, Inc.#	One stop	SF +	6.00%	(j)	9.84%				01/2029	999	988	0.1	999
Crow River Buyer, Inc.(5)	One stop				N/A(6)				01/2029	—	(1)	—	—
Crow River Buyer, Inc.#	One stop	SF +	6.00%	(i)	9.72%				01/2029	2,334	2,316	0.2	2,334
GHX Ultimate Parent Corporation^	One stop	SF +	4.75%	(j)	8.42%				12/2031	28,704	28,457	2.5	28,704
GHX Ultimate Parent Corporation(5)	One stop				N/A(6)				12/2031	—	(23)	—	—
Healthmark Holdings, L.P.(5)	One stop				N/A(6)				07/2032	—	(3)	—	—
Healthmark Holdings, L.P.(5)	One stop				N/A(6)				07/2032	—	(4)	—	—
Healthmark Holdings, L.P.#	One stop	SF +	4.50%	(j)	8.32%				07/2032	4,462	4,441	0.4	4,462
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC(5)	One stop				N/A(6)				07/2031	—	(1)	—	—
Kona Buyer, LLC^	One stop	SF +	4.50%	(j)	8.36%				07/2031	1,277	1,267	0.1	1,277
Kona Buyer, LLC	One stop	SF +	4.50%	(j)	8.36%				07/2031	75	75	—	75
Kona Buyer, LLC	One stop	SF +	4.50%	(j)	8.36%				07/2031	21	21	—	21
Lacker Bidco Limited(8)(9)(10)	One stop	SN +	5.50%	(g)	9.22%				02/2031	198	199	—	164
Lacker Bidco Limited#(8)(9)(10)	One stop	SN +	5.75%	(g)	9.47%				02/2031	4,144	3,839	0.4	4,144
Lacker Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(10)	—	—
Lacker Bidco Limited(8)(9)(10)	One stop	SN +	5.75%	(g)	9.47%				02/2031	5,526	5,403	0.5	5,526
Modernizing Medicine, Inc.#(25)	One stop	SF +	4.75%	(j)	6.17%	cash/	2.25%	PIK	04/2032	23,261	23,054	2.0	23,261
Modernizing Medicine, Inc.(5)	One stop				N/A(6)				04/2032	—	(19)	—	—
Neptune Holdings, Inc.^	One stop	SF +	4.50%	(j)	8.17%				09/2030	6,207	6,119	0.5	6,207
Neptune Holdings, Inc.	One stop				N/A(6)				08/2029	—	—	—	—
Netsmart Technologies, Inc.#(25)	One stop	SF +	5.20%	(i)	6.22%	cash/	2.70%	PIK	08/2031	7,619	7,600	0.7	7,619
Netsmart Technologies, Inc.*#^(25)	One stop	SF +	5.20%	(i)	6.22%	cash/	2.70%	PIK	08/2031	23,623	23,469	2.0	23,623
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(20)	—	—
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(10)	—	—
Plasma Buyer LLC^(7)(25)	One stop	SF +	5.75%	(j)	9.42%	PIK			05/2029	501	472	—	411
Plasma Buyer LLC(7)(25)	One stop	SF +	5.75%	(j)	9.42%	PIK			05/2028	57	54	—	47
Plasma Buyer LLC(7)(25)	One stop	SF +	5.75%	(j)	9.42%	PIK			05/2029	19	18	—	16
QF Holdings, Inc.(5)	One stop				N/A(6)				12/2032	—	(4)	—	(9)
QF Holdings, Inc.#	One stop	SF +	4.50%	(j)	8.19%				12/2032	13,273	13,240	1.1	13,207
QF Holdings, Inc.(5)	One stop				N/A(6)				12/2032	—	(7)	—	(14)
Signant Finance One Limited(5)	One stop				N/A(6)				10/2031	—	(6)	—	(6)
Signant Finance One Limited#(25)	One stop	SF +	4.75%	(j)	8.42%	PIK			10/2031	6,012	5,953	0.5	5,952
Signant Finance One Limited(5)	One stop				N/A(6)				10/2031	—	(7)	—	(14)
										139,344	137,803	11.9	139,038
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC^	One stop	SF +	6.00%	(j)(k)	9.82%				08/2028	$1,429	$1,422	0.1%	$1,429
Barteca Restaurants, LLC#	One stop	SF +	6.00%	(k)	9.95%				08/2028	72	72	—	72
Barteca Restaurants, LLC	One stop	SF +	6.00%	(j)(k)	9.94%				08/2028	100	100	—	100
Barteca Restaurants, LLC	One stop	SF +	6.00%	(j)	9.82%				08/2028	409	386	—	409
CB Sports Holdings Bidco, LLC(5)	One stop				N/A(6)				12/2032	—	(1)	—	(1)
CB Sports Holdings Bidco, LLC#	One stop	SF +	4.50%	(j)	8.20%				12/2032	1,255	1,250	0.1	1,250
CB Sports Holdings Bidco, LLC(5)	One stop				N/A(6)				12/2032	—	(4)	—	(4)
CB Sports Holdings Bidco, LLC(5)	One stop				N/A(6)				12/2032	—	—	—	(3)
CR Fitness Holdings, LLC	Senior secured	SF +	4.25%	(j)	7.92%				10/2031	535	528	0.1	528
CR Fitness Holdings, LLC#	Senior secured	SF +	4.25%	(j)	7.92%				10/2032	25,323	25,262	2.2	25,260
CR Fitness Holdings, LLC(5)	Senior secured				N/A(6)				10/2032	—	(14)	—	(14)
Crumbl Enterprises, LLC^	One stop	SF +	4.50%	(j)	8.17%				05/2032	17,788	17,707	1.5	17,788
Crumbl Enterprises, LLC(5)	One stop				N/A(6)				05/2032	—	(6)	—	—
ESN Venture Holdings, LLC(25)	One stop	SF +	6.25%	(j)	6.69%	cash/	3.38%	PIK	10/2029	840	836	0.1	840
ESN Venture Holdings, LLC#(25)	One stop	SF +	6.26%	(j)	6.55%	cash/	3.38%	PIK	10/2029	375	372	—	375
ESN Venture Holdings, LLC(25)	One stop	SF +	6.26%	(j)	6.55%	cash/	3.38%	PIK	10/2029	332	329	—	332
ESN Venture Holdings, LLC#(25)	One stop	SF +	6.26%	(j)	6.55%	cash/	3.38%	PIK	10/2029	318	315	—	318
ESN Venture Holdings, LLC^(25)	One stop	SF +	6.26%	(j)	6.55%	cash/	3.38%	PIK	10/2029	4,588	4,532	0.4	4,588
ESN Venture Holdings, LLC^(25)	One stop	SF +	6.26%	(j)	6.55%	cash/	3.38%	PIK	10/2029	693	685	0.1	693
ESN Venture Holdings, LLC(25)	One stop	SF +	6.26%	(j)	6.55%	cash/	3.38%	PIK	10/2029	155	154	—	155
ESN Venture Holdings, LLC(5)	One stop				N/A(6)				10/2029	—	(3)	—	—
ESN Venture Holdings, LLC(5)(25)	One stop	SF +	6.26%	(j)	6.54%	cash/	3.38%	PIK	10/2029	1	(4)	—	1
ESN Venture Holdings, LLC^(25)	One stop	SF +	6.26%	(j)	6.54%	cash/	3.38%	PIK	10/2029	784	778	0.1	784
GFP Atlantic Holdco 2, LLC^	One stop	SF +	6.00%	(j)	9.87%				11/2027	3,585	3,547	0.3	3,585
GFP Atlantic Holdco 2, LLC	One stop	SF +	6.00%	(j)	9.85%				11/2027	2,682	2,619	0.2	2,682
Health Buyer, LLC	Senior secured	SF +	4.75%	(i)	8.48%				04/2030	19	18	—	19
Health Buyer, LLC(5)	Senior secured				N/A(6)				04/2030	—	(2)	—	—
Health Buyer, LLC#	Senior secured	SF +	4.75%	(j)	8.42%				04/2030	525	519	—	525
Olo Parent, Inc.(5)	One stop				N/A(6)				09/2032	—	(4)	—	—
Olo Parent, Inc.#	One stop	SF +	4.50%	(j)	8.32%				09/2032	16,095	16,056	1.4	16,095
Patriot Acquireco, LLC	One stop	SF +	4.50%	(j)	8.18%				09/2032	300	292	—	300
Patriot Acquireco, LLC*#	One stop	SF +	4.50%	(j)	8.17%				09/2032	14,943	14,871	1.3	14,943
PB Group Holdings, LLC^(25)	One stop	SF +	5.50%	(i)	6.47%	cash/	2.75%	PIK	08/2030	9,717	9,681	0.8	9,717
PB Group Holdings, LLC	One stop	SF +	5.00%	(i)	8.72%				08/2030	472	467	0.1	472
QSR Acquisition Co.*^	One stop	SF +	4.25%	(i)	7.97%				06/2032	27,997	27,900	2.4	27,997
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	(9)	—	—
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	(22)	—	—
Rooster BidCo Limited(8)(9)(10)	One stop	SN +	5.00%	(g)	8.72%				03/2032	35	33	—	35
Rooster BidCo Limited(5)(8)(9)(10)	One stop				N/A(6)				03/2032	—	(7)	—	—
Rooster BidCo Limited#(8)(9)(10)	One stop	SN +	5.00%	(g)	8.72%				03/2032	1,452	1,383	0.1	1,452
Saguaro Buyer, LLC^	One stop	SF +	4.50%	(j)	8.17%				07/2032	1,316	1,310	0.1	1,316
Saguaro Buyer, LLC(5)	One stop				N/A(6)				07/2032	—	(1)	—	—
Saguaro Buyer, LLC	One stop	SF +	4.50%	(j)	8.34%				07/2032	718	714	0.1	718
Saguaro Buyer, LLC	One stop	SF +	4.50%	(j)	8.17%				07/2032	178	173	—	178
SDC Holdco, LLC(5)	One stop				N/A(6)				07/2032	—	(6)	—	—
SDC Holdco, LLC*	One stop	SF +	4.38%	(i)	8.10%				07/2032	10,144	10,096	0.9	10,144
SSRG Holdings, LLC(5)	One stop				N/A(6)				11/2029	—	(5)	—	—
SSRG Holdings, LLC#	One stop	SF +	4.75%	(j)	8.42%				11/2029	2,230	2,220	0.2	2,230
YE Brands Holding, LLC	One stop	SF +	4.75%	(j)	8.42%				10/2027	998	991	0.1	998
YE Brands Holding, LLC^	One stop	SF +	4.75%	(j)	8.42%				10/2027	7,014	6,978	0.6	7,014
YE Brands Holding, LLC	One stop	SF +	4.75%	(j)	8.42%				10/2027	12	12	—	12
										155,429	154,520	13.3	155,332
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Durables
TLB Holdings I, LLC(5)	One stop				N/A(6)	10/2031	$—	$(3)	—%	$(3)
TLB Holdings I, LLC#	One stop	SF +	4.75%	(j)	8.62%	10/2031	1,833	1,824	0.2	1,824
TLB Holdings I, LLC(5)	One stop				N/A(6)	10/2031	—	(4)	—	(5)
							1,833	1,817	0.2	1,816
Household Products
WU Holdco, Inc.^	One stop	SF +	4.75%	(j)	8.42%	04/2032	2,737	2,725	0.2	2,737
WU Holdco, Inc.	One stop	SF +	4.75%	(j)	8.44%	04/2032	18	17	—	18
WU Holdco, Inc.(5)	One stop				N/A(6)	04/2032	—	(1)	—	—
							2,755	2,741	0.2	2,755
Industrial Conglomerates
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(j)	8.42%	07/2029	572	567	0.1	572
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(j)	8.69%	07/2029	373	366	—	373
Dwyer Instruments, Inc.#	One stop	SF +	4.75%	(j)	8.42%	07/2029	145	144	—	145
Dwyer Instruments, Inc.#	One stop	SF +	4.75%	(j)	8.42%	07/2029	73	72	—	73
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(j)	8.42%	07/2029	86	84	—	86
Dwyer Instruments, Inc.(5)(9)	One stop				N/A(6)	07/2029	—	(10)	—	—
Dwyer Instruments, Inc.#(9)	One stop	E +	5.00%	(c)	7.02%	07/2029	18,042	16,072	1.5	18,042
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(j)	8.42%	07/2029	2,189	2,170	0.2	2,189
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(j)	8.42%	07/2029	505	501	—	505
Essential Services Holdings Corporation*^	One stop	SF +	5.00%	(j)	8.88%	06/2031	10,198	10,118	0.9	10,096
Essential Services Holdings Corporation	One stop	SF +	5.00%	(j)	8.88%	06/2030	500	491	—	490
Essential Services Holdings Corporation(5)	One stop				N/A(6)	06/2031	—	(8)	—	(20)
Excelitas Technologies Corp.(5)	One stop				N/A(6)	08/2029	—	(91)	—	—
Excelitas Technologies Corp.^	One stop	SF +	5.25%	(i)	8.97%	08/2029	643	636	0.1	643
Excelitas Technologies Corp.#(9)	One stop	E +	5.25%	(b)	7.15%	08/2029	128	112	—	128
Excelitas Technologies Corp.	One stop				N/A(6)	08/2028	—	—	—	—
							33,454	31,224	2.8	33,322
Insurance
Bellwether Buyer, LLC(5)	One stop				N/A(6)	04/2032	—	(1)	—	—
Bellwether Buyer, LLC#	One stop	SF +	4.50%	(i)	8.23%	04/2032	1,446	1,439	0.1	1,446
Bellwether Buyer, LLC(5)	One stop				N/A(6)	04/2032	—	(2)	—	—
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(j)	9.34%	03/2028	2,486	2,459	0.2	2,486
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(j)	9.29%	03/2028	1,672	1,672	0.1	1,672
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.50%	(j)	9.34%	03/2028	429	427	—	429
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(j)	9.34%	03/2028	2,058	2,031	0.2	2,058
Captive Resources Midco, LLC^	One stop	SF +	4.50%	(i)	8.22%	07/2029	9,104	9,037	0.8	9,104
Captive Resources Midco, LLC(5)	One stop				N/A(6)	07/2028	—	(2)	—	—
Doxa Insurance Holdings LLC^	One stop	SF +	4.50%	(j)	8.17%	12/2030	14,048	13,911	1.2	14,048
Doxa Insurance Holdings LLC	One stop	SF +	4.50%	(j)	8.17%	12/2029	368	348	—	368
Doxa Insurance Holdings LLC	One stop	SF +	4.50%	(j)	8.17%	12/2030	13,361	13,266	1.1	13,361
Doxa Insurance Holdings LLC(5)	One stop	SF +	4.50%	(j)	8.34%	12/2030	8	(32)	—	8
Gimlet Bidco GMBH#(8)(9)(19)	One stop	E +	5.75%	(c)	7.82%	04/2031	7,661	6,846	0.7	7,661
Gimlet Bidco GMBH(8)(9)(19)	One stop	E +	5.75%	(b)(c)	7.82%	04/2031	2,989	2,791	0.3	2,989
Gimlet Bidco GMBH(5)(8)(9)(19)	One stop				N/A(6)	04/2031	—	(10)	—	—
Huskies Parent, Inc.	One stop	SF +	6.00%	(i)	9.82%	11/2029	1,577	1,562	0.1	1,545
Integrity Marketing Acquisition, LLC^	One stop	SF +	5.00%	(j)	8.82%	08/2028	11,548	11,477	1.0	11,548
Integrity Marketing Acquisition, LLC(5)	One stop				N/A(6)	08/2028	—	(1)	—	—
Integrity Marketing Acquisition, LLC(5)	One stop				N/A(6)	08/2028	—	(1)	—	—
Koala Investment Holdings, Inc.#	One stop	SF +	4.50%	(j)	8.17%	08/2032	12,469	12,410	1.1	12,469
Koala Investment Holdings, Inc.(5)	One stop				N/A(6)	08/2032	—	(5)	—	—
Koala Investment Holdings, Inc.(5)	One stop				N/A(6)	08/2032	—	(11)	—	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
MRH Trowe Germany GMBH(5)(8)(9)(19)	One stop				N/A(6)				11/2031	$—	$(1)	—%	$—
MRH Trowe Germany GMBH#(8)(9)(19)	One stop	E +	5.00%	(d)	7.11%				05/2032	2,369	2,247	0.2	2,369
MRH Trowe Germany GMBH(8)(9)(19)	One stop	E +	5.00%	(c)	7.03%				05/2032	368	365	—	368
Oakbridge Insurance Agency LLC(5)	One stop				N/A(6)				11/2029	—	(13)	—	(26)
Oakbridge Insurance Agency LLC	One stop	SF +	5.00%	(i)	8.72%				11/2029	1,223	1,201	0.1	1,215
Oakbridge Insurance Agency LLC^	One stop	SF +	4.75%	(i)	8.47%				11/2029	9,082	9,001	0.8	8,991
Oakbridge Insurance Agency LLC	One stop	SF +	4.75%	(i)	8.48%				11/2029	504	491	—	489
Oakbridge Insurance Agency LLC	One stop	SF +	4.75%	(i)	8.47%				11/2029	4,386	4,347	0.4	4,342
Pareto Health Intermediate Holdings, Inc.^	One stop	SF +	4.75%	(k)	8.35%				06/2030	19,357	19,165	1.7	19,357
Pareto Health Intermediate Holdings, Inc.(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Pareto Health Intermediate Holdings, Inc.(5)	One stop				N/A(6)				06/2030	—	(15)	—	—
Wasabi Lower Holdco, LLC(5)	Senior secured				N/A(6)				06/2032	—	(3)	—	—
Wasabi Lower Holdco, LLC	Senior secured	SF +	4.50%	(i)	8.22%				06/2032	990	978	0.1	990
World Insurance Associates, LLC	One stop	SF +	5.00%	(j)	8.68%				04/2030	1,318	1,313	0.1	1,318
World Insurance Associates, LLC(5)	One stop				N/A(6)				04/2030	—	(1)	—	—
										120,821	118,685	10.3	120,605
IT Services
CivicPlus, LLC(5)	One stop				N/A(6)				08/2030	—	(2)	—	—
CivicPlus, LLC(5)	One stop				N/A(6)				08/2030	—	(13)	—	—
ContractPod Technologies, Ltd.#(8)(10)(25)	One stop	SF +	6.50%	(j)	6.92%	cash/	3.25%	PIK	07/2030	1,223	1,218	0.1	1,223
ContractPod Technologies, Ltd.(8)(10)(25)	One stop	SF +	6.50%	(j)	7.09%	cash/	3.25%	PIK	07/2030	301	298	—	301
ContractPod Technologies, Ltd.(5)(8)(10)	One stop				N/A(6)				07/2030	—	(3)	—	—
Critical Start, Inc.#(25)	One stop	SF +	6.76%	(j)	6.99%	cash/	3.63%	PIK	05/2028	548	546	—	542
Critical Start, Inc.#(25)	One stop	SF +	6.76%	(j)	6.99%	cash/	3.63%	PIK	05/2028	278	276	—	275
Critical Start, Inc.	One stop	P +	5.25%	(a)	12.00%				05/2028	13	13	—	13
Goldcup 31018 AB#(8)(9)(15)(25)	One stop	E +	6.50%	(d)	8.61%	PIK			07/2029	916	791	0.1	877
Goldcup 31018 AB(8)(9)(15)(25)	One stop	E +	6.50%	(d)	8.61%	PIK			07/2029	87	78	—	83
Goldcup 31018 AB(8)(9)(15)	One stop	E +	6.25%	(d)	8.36%				01/2029	47	41	—	41
Netwrix Corporation^	One stop	SF +	4.50%	(j)	8.32%				06/2029	1,422	1,414	0.1	1,422
Netwrix Corporation*^	One stop	SF +	4.50%	(j)	8.32%				06/2029	12,453	12,409	1.1	12,453
Netwrix Corporation(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Netwrix Corporation	One stop	SF +	4.50%	(j)	8.32%				06/2029	624	593	0.1	624
PDQ.com Corporation(5)	One stop				N/A(6)				10/2032	—	—	—	(1)
PDQ.com Corporation#	One stop	SF +	4.75%	(j)	8.42%				10/2032	2,087	2,082	0.2	2,077
PDQ.com Corporation(5)	One stop				N/A(6)				10/2032	—	(2)	—	(3)
ReliaQuest Holdings, LLC#(25)	One stop	SF +	6.00%	(j)	6.59%	cash/	3.25%	PIK	04/2031	51	51	—	51
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(12)	—	—
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(6)	—	—
ReliaQuest Holdings, LLC*(25)	One stop	SF +	6.00%	(j)	6.59%	cash/	3.25%	PIK	04/2031	24,743	24,600	2.1	24,743
WPEngine, Inc.#	One stop	SF +	5.75%	(j)	9.45%				08/2029	1,069	1,056	0.1	1,069
WPEngine, Inc.	One stop				N/A(6)				08/2029	—	—	—	—
Zarya Holdco, Inc.^	One stop	SF +	6.50%	(j)	10.32%				07/2027	364	360	—	364
Zarya Holdco, Inc.^	One stop	SF +	6.50%	(j)	10.32%				07/2027	959	959	0.1	959
Zarya Holdco, Inc.	One stop				N/A(6)				07/2027	—	—	—	—
										47,185	46,746	4.0	47,113
Leisure Products
Crunch Holdings, LLC*^	One stop	SF +	4.50%	(i)	8.22%				09/2031	29,221	29,154	2.5	29,221
Crunch Holdings, LLC(5)	One stop				N/A(6)				09/2031	—	(9)	—	—
Movement Holdings, LLC^(8)(10)	One stop	SF +	5.50%	(j)	9.32%				03/2030	6,979	6,929	0.6	6,979
Movement Holdings, LLC(8)(10)	One stop	SF +	5.50%	(j)	9.32%				03/2030	237	229	—	237
Movement Holdings, LLC(5)(8)(10)	One stop				N/A(6)				03/2030	—	(33)	—	—
										36,437	36,270	3.1	36,437
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Life Sciences Tools & Services
Celerion Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.89%	11/2029	$10,425	$10,249	0.9%	$10,373
Celerion Buyer, Inc.(5)	One stop				N/A(6)	11/2028	—	(1)	—	—
Celerion Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.89%	11/2029	5,859	5,814	0.5	5,830
Celerion Buyer, Inc.#	One stop	SF +	5.00%	(j)	8.69%	11/2029	13,303	13,237	1.1	13,237
Diamondback Acquisition, Inc.#	One stop	SF +	4.50%	(i)	8.22%	09/2032	5,997	5,983	0.5	5,982
Diamondback Acquisition, Inc.(5)	One stop				N/A(6)	09/2032	—	(3)	—	(3)
Diamondback Acquisition, Inc.	One stop	SF +	4.50%	(i)	8.22%	09/2032	155	153	—	153
PAS Parent Inc.(5)	One stop				N/A(6)	08/2031	—	(6)	—	—
PAS Parent Inc.#	One stop	SF +	4.50%	(i)	8.22%	08/2032	1,023	1,014	0.1	1,023
PAS Parent Inc.(5)	One stop				N/A(6)	08/2032	—	(7)	—	—
							36,762	36,433	3.1	36,595
Machinery
AI Titan Parent, Inc.^	One stop	SF +	4.50%	(i)	8.22%	08/2031	2,705	2,683	0.2	2,678
AI Titan Parent, Inc.	One stop	SF +	4.50%	(i)	8.32%	08/2031	122	120	—	116
AI Titan Parent, Inc.(5)	One stop				N/A(6)	08/2031	—	(3)	—	(3)
Blackbird Purchaser, Inc.^	One stop	SF +	5.75%	(j)	9.42%	12/2030	25,705	25,539	2.2	25,705
Blackbird Purchaser, Inc.(5)	One stop				N/A(6)	12/2030	—	(13)	—	—
Blackbird Purchaser, Inc.	One stop	SF +	5.75%	(i)(j)	9.43%	12/2029	2,166	2,144	0.2	2,166
Thermogenics, Inc.(8)(12)	One stop	SF +	4.25%	(j)	7.92%	06/2032	349	347	—	349
Thermogenics, Inc.#(8)(9)(12)	One stop	CA +	4.25%	(m)	6.51%	06/2032	463	463	—	463
Thermogenics, Inc.(5)(8)(12)	One stop				N/A(6)	06/2032	—	(2)	—	—
Thermogenics, Inc.#(8)(12)	One stop	SF +	4.25%	(j)	7.92%	06/2032	594	591	0.1	594
Thermogenics, Inc.(5)(8)(12)	One stop				N/A(6)	06/2032	—	(7)	—	—
Thermogenics, Inc.(8)(9)(12)	One stop	CA +	4.25%	(m)	6.51%	06/2032	47	47	—	47
							32,151	31,909	2.7	32,115
Media
Lotus Topco, Inc.(5)	One stop				N/A(6)	06/2030	—	(8)	—	—
Lotus Topco, Inc.^	One stop	SF +	4.75%	(j)	8.42%	06/2030	7,064	7,025	0.6	7,064
Lotus Topco, Inc.	One stop	SF +	4.75%	(j)	8.42%	06/2030	894	874	0.1	894
Lotus Topco, Inc.#	One stop	SF +	4.75%	(j)	8.42%	06/2030	2,112	2,097	0.2	2,112
Shout! Factory, LLC*	One stop	SF +	5.25%	(j)	8.92%	06/2031	4,768	4,735	0.4	4,768
Shout! Factory, LLC	One stop	SF +	5.25%	(j)	8.93%	06/2031	71	67	—	71
							14,909	14,790	1.3	14,909
Oil, Gas & Consumable Fuels
Edition Holdings, Inc.#	One stop	SF +	4.50%	(j)	8.20%	12/2032	2,175	2,167	0.2	2,167
Edition Holdings, Inc.(5)	One stop				N/A(6)	12/2032	—	(1)	—	(1)
Edition Holdings, Inc.(5)	One stop				N/A(6)	12/2032	—	(1)	—	(2)
Edition Holdings, Inc.(5)	One stop				N/A(6)	12/2032	—	(1)	—	(1)
							2,175	2,164	0.2	2,163
Pharmaceuticals
ACP Ulysses Buyer, Inc.#	One stop	SF +	4.75%	(j)	8.42%	02/2030	932	895	0.1	932
Caerus Midco 3 S.A.R.L.^(8)	One stop	SF +	5.00%	(j)	8.67%	05/2029	771	763	0.1	771
Caerus Midco 3 S.A.R.L.#(8)	One stop	SF +	5.00%	(j)	8.67%	05/2029	138	136	—	138
Caerus Midco 3 S.A.R.L.(8)	One stop	SF +	5.00%	(j)	8.67%	05/2029	118	117	—	118
Caerus Midco 3 S.A.R.L.(8)	One stop	SF +	5.00%	(i)	8.73%	05/2029	78	77	—	78
Caerus Midco 3 S.A.R.L.(8)	One stop	SF +	5.00%	(j)	8.67%	05/2029	20	20	—	20
Creek Parent, Inc.^	One stop	SF +	5.00%	(i)	8.73%	12/2031	20,131	19,829	1.7	20,131
Creek Parent, Inc.(5)	One stop				N/A(6)	12/2031	—	(40)	—	—
							22,188	21,797	1.9	22,188
Professional Services
ALKU Intermediate Holdings, LLC^	One stop	SF +	6.25%	(j)	9.92%	05/2029	1,250	1,239	0.1	1,225
ALKU Intermediate Holdings, LLC#	One stop	SF +	5.50%	(j)	9.17%	05/2029	138	136	—	133
bswift, LLC^	One stop	SF +	4.75%	(j)	8.66%	11/2028	1,108	1,092	0.1	1,102
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
bswift, LLC^	One stop	SF +	4.75%	(j)	8.69%				11/2028	$7,968	$7,936	0.7%	$7,925
bswift, LLC#	One stop	SF +	4.75%	(i)	8.57%				11/2028	1,521	1,513	0.1	1,512
Denali Intermediate Holdings, Inc.(5)	One stop				N/A(6)				08/2032	—	(43)	—	—
Denali Intermediate Holdings, Inc.*#	One stop	SF +	5.50%	(i)	9.23%				08/2032	45,455	45,023	3.9	45,455
DISA Holdings Corp.^	Senior secured	SF +	5.00%	(j)	8.99%				09/2028	1,424	1,412	0.1	1,424
DISA Holdings Corp.	Senior secured	SF +	5.00%	(j)	8.98%				09/2028	1,046	1,036	0.1	1,046
DISA Holdings Corp.^	Senior secured	SF +	5.00%	(j)	8.99%				09/2028	704	697	0.1	704
DISA Holdings Corp.(25)	Subordinated debt	SF +	8.50%	(j)	10.38%	cash/	2.00%	PIK	03/2029	53	52	—	53
DISA Holdings Corp.#	Senior secured	SF +	5.00%	(j)	8.99%				09/2028	81	80	—	81
DISA Holdings Corp.#	One stop	SF +	5.00%	(j)	8.99%				09/2028	95	95	—	95
DISA Holdings Corp.	Senior secured	SF +	5.00%	(j)	8.98%				09/2028	114	110	—	114
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(15)	—	—
Eclipse Buyer, Inc.^	One stop	SF +	4.50%	(i)	8.25%				09/2031	3,676	3,646	0.3	3,676
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(3)	—	—
Varicent Intermediate Holdings Corporation#(8)(12)(25)	One stop	SF +	6.26%	(j)	6.55%	cash/	3.38%	PIK	08/2031	4,667	4,644	0.4	4,644
Varicent Intermediate Holdings Corporation(5)(8)(12)	One stop				N/A(6)				08/2031	—	(5)	—	(5)
Varicent Intermediate Holdings Corporation*(8)(12)(25)	One stop	SF +	6.26%	(j)	6.54%	cash/	3.38%	PIK	08/2031	16,194	16,013	1.4	16,112
Varicent Intermediate Holdings Corporation(5)(8)(12)	One stop				N/A(6)				08/2031	—	(25)	—	(12)
Varicent Intermediate Holdings Corporation(5)(8)(12)	One stop				N/A(6)				08/2031	—	(14)	—	(11)
										85,494	84,619	7.3	85,273
Software
Anaplan, Inc.*^	One stop	SF +	4.50%	(j)	8.32%				06/2029	32,737	32,601	2.8	32,737
Anaplan, Inc.	One stop				N/A(6)				06/2028	—	—	—	—
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(g)	8.97%				06/2029	689	616	0.1	689
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(g)	8.97%				06/2029	360	312	—	360
Arrow Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.67%				07/2030	4,622	4,546	0.4	4,622
Arrow Buyer, Inc.	One stop	SF +	5.00%	(j)	8.67%				07/2030	293	292	—	293
Arrow Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.67%				07/2030	303	302	—	303
Artifact Bidco, Inc.(5)	One stop				N/A(6)				05/2031	—	(1)	—	—
Artifact Bidco, Inc.(5)	One stop				N/A(6)				05/2030	—	(1)	—	—
Artifact Bidco, Inc.(5)	One stop				N/A(6)				05/2030	—	(1)	—	—
Artifact Bidco, Inc.^	One stop	SF +	4.15%	(j)	7.82%				05/2031	1,341	1,330	0.1	1,341
Azurite Intermediate Holdings, Inc.^	One stop	SF +	6.00%	(i)	9.72%				03/2031	2,452	2,425	0.2	2,452
Azurite Intermediate Holdings, Inc.^	One stop	SF +	6.00%	(i)	9.72%				03/2031	5,573	5,509	0.5	5,573
Azurite Intermediate Holdings, Inc.(5)	One stop				N/A(6)				03/2031	—	(10)	—	—
Baxter Planning Systems, LLC(5)	One stop				N/A(6)				05/2031	—	(4)	—	—
Baxter Planning Systems, LLC(5)	One stop				N/A(6)				05/2031	—	(4)	—	—
Baxter Planning Systems, LLC*(25)	One stop	SF +	6.26%	(j)	6.72%	cash/	3.38%	PIK	05/2031	3,815	3,794	0.3	3,815
BestPass, Inc.*^	One stop	SF +	4.75%	(i)	8.47%				08/2031	17,991	17,918	1.5	17,991
BestPass, Inc.(5)	One stop				N/A(6)				08/2031	—	(7)	—	—
BestPass, Inc.	One stop	SF +	4.75%	(i)	8.47%				08/2031	2,389	2,380	0.2	2,389
Bloomerang, LLC*#(25)	One stop	SF +	6.50%	(j)	6.67%	cash/	3.50%	PIK	12/2029	13,655	13,565	1.2	13,655
Bloomerang, LLC	One stop	P +	5.00%	(a)(j)	10.71%				12/2029	1,514	1,494	0.1	1,514
Bloomerang, LLC(25)	One stop	SF +	6.50%	(j)	6.67%	cash/	3.50%	PIK	12/2029	1,365	1,338	0.1	1,365
Blue Bidco Limited#(8)(9)(10)	One stop	E +	5.00%	(d)	7.17%				06/2032	2,034	1,954	0.2	2,034
Blue Bidco Limited#(8)(9)(10)	One stop	SN +	5.00%	(g)	8.72%				06/2032	3,536	3,505	0.3	3,536
Blue Bidco Limited(8)(9)(10)	One stop				N/A(6)				06/2032	—	—	—	—
Blue Bidco Limited#(8)(10)	One stop	SF +	5.00%	(k)	8.68%				06/2032	510	507	—	510
Blue Bidco Limited(8)(10)	One stop	SF +	5.00%	(k)	8.68%				06/2032	1,047	1,047	0.1	1,047
Burning Glass Intermediate Holdings Company, Inc.	One stop	SF +	4.50%	(j)	8.32%				06/2028	114	114	—	114
Burning Glass Intermediate Holdings Company, Inc.#	One stop	SF +	4.50%	(j)	8.32%				06/2028	2,022	2,017	0.2	2,022
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Bynder BidCo, Inc.& Bynder BidCo B.V.*(8)(18)	One stop	SF +	6.00%	(j)	9.86%				01/2029	$956	$941	0.1%	$956
Bynder BidCo, Inc.& Bynder BidCo B.V.*(8)(18)	One stop	SF +	6.00%	(j)	9.86%				01/2029	365	359	—	365
Bynder BidCo, Inc.& Bynder BidCo B.V.(8)(18)	One stop				N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(8)(18)	One stop				N/A(6)				01/2029	—	(1)	—	—
Camelia Bidco Limited#(8)(9)(10)	One stop	SN +	5.50%	(g)	9.22%				08/2030	690	643	0.1	690
Camelia Bidco Limited#(8)(9)(10)	One stop	A +	5.50%	(f)	9.05%				08/2030	42	41	—	42
Camelia Bidco Limited(8)(9)(10)	One stop	SN +	5.50%	(g)	9.22%				08/2030	135	126	—	135
Camelia Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(21)	—	—
CB Buyer, Inc.	One stop	SF +	5.25%	(i)	8.97%				07/2031	114	100	—	96
CB Buyer, Inc.*^	One stop	SF +	5.25%	(j)	8.92%				07/2031	17,494	17,363	1.5	17,319
CB Buyer, Inc.	One stop	SF +	5.25%	(j)	8.92%				07/2031	191	172	—	161
Coupa Holdings, LLC^	One stop	SF +	5.25%	(j)	9.09%				02/2030	8,266	8,127	0.7	8,266
Coupa Holdings, LLC(5)	One stop				N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop				N/A(6)				02/2030	—	(7)	—	—
Crewline Buyer, Inc.*#	One stop	SF +	6.75%	(j)	10.59%				11/2030	28,293	28,000	2.4	28,293
Crewline Buyer, Inc.(5)	One stop				N/A(6)				11/2030	—	(31)	—	—
Denali Bidco Limited#(8)(9)(10)	One stop	SN +	5.00%	(g)	8.72%				09/2031	7,351	7,133	0.6	7,351
Denali Bidco Limited#(8)(9)(10)	One stop	E +	5.00%	(c)	7.02%				09/2031	15,189	14,456	1.3	15,189
Denali Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				09/2031	—	(38)	—	—
Denali Bidco Limited(8)(9)(10)(25)	Subordinated debt	N/A			11.20%	PIK			09/2032	6,937	6,890	0.6	6,937
Denali Bidco Limited(8)(9)(10)(25)	Subordinated debt	N/A			9.80%	PIK			09/2032	10,458	10,338	0.9	10,458
Einstein Parent, Inc.#	One stop	SF +	6.50%	(j)	10.36%				01/2031	12,284	12,077	1.1	12,284
Einstein Parent, Inc.(5)	One stop				N/A(6)				01/2031	—	(21)	—	—
Espresso Bidco, Inc.(5)	One stop				N/A(6)				03/2032	—	(10)	—	—
Espresso Bidco, Inc.(5)	One stop				N/A(6)				03/2032	—	(9)	—	—
Espresso Bidco, Inc.#(25)	One stop	SF +	5.76%	(j)	6.30%	cash/	3.13%	PIK	03/2032	5,320	5,250	0.5	5,320
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(j)	8.42%				09/2030	13,040	12,765	1.1	13,040
Evergreen IX Borrower 2023, LLC(5)	One stop				N/A(6)				10/2029	—	(28)	—	—
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(j)	8.42%				09/2030	1,139	1,130	0.1	1,139
Flexera Software, LLC#	One stop	SF +	4.50%	(j)	8.35%				08/2032	6,097	6,090	0.5	6,074
Flexera Software, LLC(5)	One stop				N/A(6)				08/2032	—	(1)	—	(2)
Flexera Software, LLC#(9)	One stop	E +	4.50%	(b)	6.43%				08/2032	2,161	2,151	0.2	2,153
Flexera Software, LLC#	One stop	SF +	4.50%	(j)	8.19%				08/2032	1,566	1,561	0.1	1,561
GTIV, LLC#	One stop	SF +	4.75%	(i)(j)	8.59%				02/2031	7,281	7,263	0.6	7,263
GTY Technology Holdings, Inc.#(25)	One stop	SF +	6.63%	(j)	6.27%	cash/	4.13%	PIK	07/2029	8,716	8,613	0.7	8,716
GTY Technology Holdings, Inc.*(25)	One stop	SF +	6.63%	(j)	6.17%	cash/	4.13%	PIK	07/2029	4,474	4,436	0.4	4,474
GTY Technology Holdings, Inc.*(25)	One stop	SF +	6.63%	(j)	6.17%	cash/	4.13%	PIK	07/2029	2,925	2,896	0.3	2,925
GTY Technology Holdings, Inc.*(25)	One stop	SF +	6.63%	(j)	6.17%	cash/	4.13%	PIK	07/2029	536	533	0.1	536
GTY Technology Holdings, Inc.(5)	One stop				N/A(6)				07/2029	—	(14)	—	—
GTY Technology Holdings, Inc.(25)	One stop	SF +	6.63%	(j)	6.27%	cash/	4.13%	PIK	07/2029	1,647	1,620	0.1	1,647
GTY Technology Holdings, Inc.*(25)	One stop	SF +	6.63%	(j)	6.40%	cash/	4.13%	PIK	07/2029	704	700	0.1	704
Gurobi Optimization, LLC(5)	One stop				N/A(6)				09/2031	—	(9)	—	—
Gurobi Optimization, LLC^	One stop	SF +	4.50%	(j)	8.17%				09/2031	12,165	12,060	1.0	12,165
Hyland Software, Inc.*^	One stop	SF +	5.00%	(j)	8.67%				09/2030	24,402	24,153	2.1	24,402
Hyland Software, Inc.(5)	One stop				N/A(6)				09/2029	—	(1)	—	—
Icefall Parent, Inc.#	One stop	SF +	4.50%	(j)	8.17%				01/2030	24,603	24,269	2.1	24,603
Icefall Parent, Inc.(5)	One stop				N/A(6)				01/2030	—	(32)	—	—
ICIMS, Inc.^	One stop	SF +	5.75%	(j)	9.61%				08/2028	5,814	5,774	0.5	5,582
ICIMS, Inc.	One stop	SF +	5.75%	(j)	9.59%				08/2028	53	52	—	46
IQN Holding Corp. (25)	One stop	SF +	5.76%	(j)	6.30%	cash/	3.13%	PIK	05/2029	1,573	1,560	0.1	1,573
IQN Holding Corp. ^(25)	One stop	SF +	5.76%	(j)	6.30%	cash/	3.13%	PIK	05/2029	1,486	1,479	0.1	1,486
IQN Holding Corp.	One stop	SF +	5.25%	(j)	8.93%				05/2028	72	71	—	72
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Island Bidco AB#(8)(9)(15)(25)	One stop	E +	7.25%	(d)	2.12%	cash/	7.25%	PIK	07/2028	$807	$720	0.1%	$798
Island Bidco AB#(8)(15)(25)	One stop	SF +	7.00%	(k)	7.10%	cash/	3.50%	PIK	07/2028	327	325	—	323
Island Bidco AB(8)(15)	One stop	SF +	6.50%	(k)	10.26%				07/2028	44	43	—	43
Island Bidco AB(5)(8)(9)(15)	One stop				N/A(6)				07/2028	—	(1)	—	(1)
Island Bidco AB*(8)(15)(25)	One stop	SF +	7.00%	(k)	7.10%	cash/	3.50%	PIK	07/2028	3,271	3,254	0.3	3,238
Kairos Bidco Limited	One stop	SF +	4.75%	(j)	8.42%				07/2032	34	33	—	34
Kairos Bidco Limited#	One stop	SF +	4.75%	(j)	8.42%				07/2032	1,992	1,983	0.2	1,992
Kairos Bidco Limited(5)	One stop				N/A(6)				07/2032	—	(3)	—	—
Kairos Bidco Limited	One stop	SF +	4.75%	(j)	8.42%				07/2032	300	298	—	300
LeadsOnline, LLC^	One stop	SF +	4.50%	(j)	8.48%				02/2028	4,894	4,828	0.4	4,894
LeadsOnline, LLC^	One stop	SF +	4.50%	(j)	8.48%				02/2028	864	852	0.1	864
LeadsOnline, LLC(5)	One stop				N/A(6)				02/2028	—	(1)	—	—
LeadsOnline, LLC^	One stop	SF +	4.50%	(j)	8.17%				02/2028	594	592	0.1	594
Lighthouse Bidco GMBH(8)(9)(19)	One stop	E +	4.75%	(d)	6.87%				06/2031	131	128	—	131
Lighthouse Bidco GMBH#(8)(9)(19)	One stop	E +	4.75%	(c)	6.77%				12/2031	1,420	1,255	0.1	1,420
Lighthouse Bidco GMBH(5)(8)(9)(19)	One stop				N/A(6)				12/2031	—	(7)	—	—
LogicMonitor, Inc.(5)	One stop				N/A(6)				11/2031	—	(7)	—	(14)
LogicMonitor, Inc.(5)	One stop				N/A(6)				11/2031	—	(9)	—	(22)
LogicMonitor, Inc.#	One stop	SF +	5.50%	(j)	9.34%				11/2031	16,498	16,410	1.4	16,292
Matrix42 Holding GMBH(8)(9)(19)	One stop	E +	6.25%	(c)	8.31%				12/2029	5,983	5,877	0.5	5,983
Metatiedot Bidco Oy & Metatiedot US, LLC#(8)(14)	One stop	SF +	5.00%	(j)	8.82%				11/2031	2,931	2,894	0.3	2,931
Metatiedot Bidco Oy & Metatiedot US, LLC(8)(9)(14)	One stop	E +	5.00%	(c)	7.06%				11/2030	930	917	0.1	930
Metatiedot Bidco Oy & Metatiedot US, LLC#(8)(9)(14)	One stop	E +	5.00%	(c)	7.07%				11/2031	4,597	4,083	0.4	4,597
Metatiedot Bidco Oy & Metatiedot US, LLC(8)(9)(14)	One stop	E +	5.00%	(c)	7.06%				11/2031	411	397	—	411
MYOB Invest Co Pty Ltd#(8)(9)(11)(25)	One stop	A +	5.25%	(e)	6.19%	cash/	2.75%	PIK	06/2030	26,288	25,361	2.2	26,288
Navex Global Holdings Corporation(5)	One stop				N/A(6)				10/2031	—	(6)	—	(13)
Navex Global Holdings Corporation(5)	One stop				N/A(6)				10/2032	—	(2)	—	(4)
Navex Global Holdings Corporation#^	One stop	SF +	5.00%	(j)	8.91%				10/2032	29,764	29,289	2.5	29,616
Onit, Inc.^	One stop	SF +	4.75%	(j)	8.59%				01/2032	1,448	1,436	0.1	1,452
Onit, Inc.(5)	One stop				N/A(6)				01/2032	—	(2)	—	—
Onit, Inc.(5)	One stop				N/A(6)				01/2032	—	(3)	—	—
Onit, Inc.#	One stop	SF +	4.50%	(j)	8.34%				01/2032	561	560	—	561
Orsay Bidco 1 B.V. and Sky Group Holding B.V.(8)(9)(18)	One stop	E +	5.00%	(c)	7.02%				11/2029	100	84	—	100
Orsay Bidco 1 B.V. and Sky Group Holding B.V.(8)(9)(18)	One stop	E +	5.75%	(c)	7.77%				11/2029	3,186	2,873	0.3	3,194
Panzura, LLC(25)	One stop	N/A			7.00%	cash/	8.00%	PIK	08/2027	67	65	—	60
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.26%	(c)	4.15%	cash/	3.13%	PIK	01/2031	7,343	6,695	0.6	7,343
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.26%	(c)	4.15%	cash/	3.13%	PIK	01/2031	504	456	—	504
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.26%	(c)	4.15%	cash/	3.13%	PIK	01/2031	2,276	2,055	0.2	2,276
Pineapple German Bidco GMBH(5)(8)(9)(19)	One stop				N/A(6)				01/2031	—	(20)	—	—
Pineapple German Bidco GMBH(8)(19)(25)	One stop	SF +	5.26%	(j)	5.78%	cash/	3.13%	PIK	01/2031	1,073	1,064	0.1	1,073
Pineapple German Bidco GMBH(8)(19)(25)	One stop	SF +	5.26%	(j)	5.78%	cash/	3.13%	PIK	01/2031	495	486	—	495
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.26%	(c)	4.15%	cash/	3.13%	PIK	01/2031	378	326	—	378
Quant Buyer, Inc.^	One stop	SF +	5.25%	(j)	9.03%				06/2029	4,346	4,274	0.4	4,302
Quant Buyer, Inc.^	One stop	SF +	5.25%	(j)	9.07%				06/2029	6,378	6,348	0.5	6,315
Quant Buyer, Inc.^	One stop	SF +	5.25%	(j)	9.08%				06/2029	8,898	8,842	0.8	8,809
Quant Buyer, Inc.	One stop	SF +	5.25%	(j)	9.07%				06/2029	115	114	—	114
Rainforest Bidco Limited#(8)(9)(10)(25)	One stop	SN +	5.18%	(g)	7.22%	cash/	1.68%	PIK	07/2029	802	701	0.1	802
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Rainforest Bidco Limited#(8)(10)(25)	One stop	SF +	5.18%	(h)	7.16%	cash/	1.68%	PIK	07/2029	$141	$140	—%	$141
Rainforest Bidco Limited#(8)(9)(10)(25)	One stop	SN +	5.18%	(g)	7.22%	cash/	1.68%	PIK	07/2029	59	52	—	59
Rainforest Bidco Limited(8)(9)(10)(25)	One stop	SN +	4.93%	(g)	7.22%	cash/	1.43%	PIK	07/2029	7,378	6,955	0.6	7,378
Rainforest Bidco Limited(8)(10)(25)	One stop	SF +	5.18%	(h)	7.16%	cash/	1.68%	PIK	07/2029	1,830	1,830	0.2	1,830
Rainforest Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				07/2029	—	(23)	—	—
Rainforest Bidco Limited(8)(10)(25)	One stop	SF +	5.18%	(h)	7.16%	cash/	1.68%	PIK	07/2029	1,275	1,275	0.1	1,275
Sapphire Bidco Oy(8)(9)(14)	One stop	E +	4.75%	(c)	6.83%				07/2029	656	649	0.1	656
Spark Bidco Limited(8)(9)(10)	One stop	SN +	3.98%	(g)	7.70%				10/2032	512	509	—	512
Spark Bidco Limited#(8)(10)	One stop	SF +	4.75%	(j)	8.69%				10/2032	16,238	16,132	1.4	16,238
Spark Bidco Limited(5)(8)(10)	One stop				N/A(6)				10/2032	—	(16)	—	—
Spark Bidco Limited#(8)(10)	One stop	SF +	4.75%	(j)	8.69%				10/2032	5,876	5,876	0.5	5,876
Spark Bidco Limited#(8)(9)(10)	One stop	A +	4.75%	(e)	8.33%				10/2032	3,360	3,300	0.3	3,360
Templafy APS and Templafy, LLC*(8)(17)	One stop	SF +	6.00%	(j)	9.97%				07/2028	543	536	0.1	543
Templafy APS and Templafy, LLC(8)(17)	One stop				N/A(6)				07/2028	—	—	—	—
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(i)	8.72%				05/2031	633	605	0.1	633
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(i)	8.72%				05/2031	339	321	—	339
Togetherwork Holdings, LLC^	One stop	SF +	5.00%	(i)	8.72%				05/2031	25,268	25,098	2.2	25,268
Transform Bidco Limited(8)(10)	One stop	SF +	6.50%	(i)	10.73%				06/2030	376	364	—	376
Transform Bidco Limited#(8)(10)(25)	One stop	SF +	6.75%	(j)	10.69%	PIK			01/2031	9,228	9,110	0.8	9,228
Transform Bidco Limited(5)(8)(10)	One stop				N/A(6)				01/2031	—	(13)	—	—
Transform Bidco Limited#(8)(10)(25)	One stop	SF +	6.90%	(j)	7.94%	cash/	2.90%	PIK	01/2031	1,272	1,251	0.1	1,272
Transform Bidco Limited(5)(8)(10)	One stop				N/A(6)				01/2031	—	(9)	—	—
Transform Bidco Limited(8)(9)(10)(25)	One stop	A +	6.75%	(e)(j)	7.62%	cash/	2.75%	PIK	01/2031	780	755	0.1	780
Transform Bidco Limited(8)(9)(10)(25)	One stop	SN +	6.75%	(g)	7.72%	cash/	2.75%	PIK	01/2031	123	116	—	123
Tricentis Operations Holdings, Inc.(5)	One stop				N/A(6)				02/2032	—	(9)	—	—
Tricentis Operations Holdings, Inc.#(25)	One stop	SF +	6.26%	(j)	5.22%	cash/	4.88%	PIK	02/2032	16,914	16,842	1.4	16,914
Tricentis Operations Holdings, Inc.(5)	One stop				N/A(6)				02/2032	—	(14)	—	—
Vanco Payment Solutions, LLC(5)	One stop				N/A(6)				12/2031	—	(1)	—	(1)
Vanco Payment Solutions, LLC#	One stop	SF +	4.75%	(j)	8.42%				12/2031	3,059	3,029	0.3	3,029
Vantage Bidco GMBH*(8)(9)(19)	One stop	E +	6.00%	(c)	8.02%				04/2031	8,140	7,312	0.7	8,140
Vantage Bidco GMBH(5)(8)(9)(19)	One stop				N/A(6)				10/2030	—	(14)	—	—
Varinem German Midco GMBH*(8)(9)(19)	One stop	E +	5.50%	(d)	7.57%				07/2031	6,888	6,346	0.6	6,888
Varinem German Midco GMBH(8)(9)(19)	One stop	E +	4.75%	(d)	6.82%				07/2031	1,834	1,696	0.2	1,834
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	(8)	—	—
Viper Bidco, Inc.*^	One stop	SF +	4.75%	(j)	8.42%				11/2031	21,606	21,516	1.9	21,659
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	(9)	—	—
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	(5)	—	—
Viper Bidco, Inc.#(9)	One stop	SN +	4.75%	(g)	8.47%				11/2031	9,954	9,262	0.9	9,979
Zendesk, Inc.(5)	One stop				N/A(6)				11/2028	—	(8)	—	—
Zendesk, Inc.	One stop	SF +	5.00%	(j)	8.69%				11/2028	1,562	1,550	0.1	1,562
Zendesk, Inc.	One stop				N/A(6)				11/2028	—	—	—	—
Zendesk, Inc.^	One stop	SF +	5.00%	(j)	8.69%				11/2028	9,690	9,598	0.8	9,690
										628,485	616,259	53.6	627,367
Specialty Retail
Biscuit Parent, LLC^	One stop	SF +	4.75%	(j)	8.42%				02/2031	17,454	17,356	1.5	17,454
Biscuit Parent, LLC(5)	One stop				N/A(6)				02/2031	—	(30)	—	—
Biscuit Parent, LLC	One stop	SF +	4.75%	(j)	8.42%				02/2031	25	25	—	25
Cavender Stores L.P.^	Senior secured	SF +	5.00%	(j)	8.67%				10/2029	24,500	24,345	2.1	24,500
Consilio Midco Limited(8)(9)(10)(25)	Subordinated debt	E +	7.50%	(d)	9.60%	PIK			04/2033	1,421	1,368	0.1	1,421
Consilio Midco Limited#(8)(9)(10)	Senior secured	E +	4.75%	(c)	6.77%				04/2032	4,841	4,664	0.4	4,841
Consilio Midco Limited#(8)(10)	Senior secured	SF +	4.75%	(j)	8.42%				04/2032	3,938	3,920	0.4	3,938
Consilio Midco Limited#(8)(10)	Senior secured	SF +	4.75%	(j)	8.42%				04/2032	2,427	2,416	0.2	2,427
Consilio Midco Limited(5)(8)(10)	Senior secured				N/A(6)				04/2032	—	(7)	—	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Consilio Midco Limited(8)(10)	Senior secured				N/A(6)		04/2032	$—	$—	—%	$—
Consilio Midco Limited(8)(10)(25)	Subordinated debt	SF +	7.50%	(j)	11.23%	PIK	04/2033	1,791	1,779	0.2	1,791
Consilio Midco Limited(8)(10)(25)	Subordinated debt	SF +	7.50%	(j)	11.82%	PIK	04/2033	2	2	—	2
CVP Holdco, Inc.(5)	One stop				N/A(6)		06/2030	—	(10)	—	—
CVP Holdco, Inc.*^	One stop	SF +	4.75%	(i)	8.47%		06/2031	11,983	11,889	1.0	11,983
CVP Holdco, Inc.	One stop	SF +	4.75%	(i)	8.47%		06/2031	734	722	0.1	734
Metal Supermarkets US Buyer, LLC^(8)(12)	One stop	SF +	4.75%	(j)	8.42%		12/2030	3,081	3,069	0.3	3,081
Metal Supermarkets US Buyer, LLC(8)(12)	One stop	SF +	4.75%	(j)	8.42%		12/2030	82	81	—	82
PetVet Care Centers LLC^	One stop	SF +	6.00%	(i)	9.72%		11/2030	12,771	12,596	1.0	11,494
PetVet Care Centers LLC	One stop	SF +	6.00%	(i)	9.84%		11/2029	194	169	—	29
Radiance Borrower, LLC	One stop	SF +	5.25%	(i)	8.97%		06/2031	182	170	—	182
Radiance Borrower, LLC^(25)	One stop	SF +	5.25%	(i)	8.97%		06/2031	19,440	19,329	1.7	19,440
Salon Lofts Group, LLC(5)	Senior secured				N/A(6)		08/2028	—	(6)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	204	202	—	204
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.67%	PIK	09/2029	1,436	1,427	0.1	1,439
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.67%	PIK	09/2029	637	633	0.1	639
Salon Lofts Group, LLC	Senior secured	SF +	5.25%	(j)	8.92%		08/2028	639	636	0.1	639
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	4,357	4,330	0.4	4,367
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.67%	PIK	09/2029	707	702	0.1	708
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	293	291	—	294
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	285	283	—	285
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.67%	PIK	09/2029	183	179	—	184
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	225	224	—	226
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	94	93	—	94
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	196	193	—	196
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	71	71	—	71
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	66	66	—	66
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	416	412	—	417
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	521	517	—	522
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.67%	PIK	09/2029	375	372	—	376
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	129	128	—	129
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	87	87	—	87
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.67%	PIK	09/2029	35	34	—	35
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	448	446	—	449
Salon Lofts Group, LLC(5)	Second lien				N/A(6)		09/2029	—	(13)	—	5
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.67%	PIK	09/2029	136	135	—	137
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	141	140	—	141
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.^	One stop	SF +	5.25%	(j)	8.92%		12/2029	1,789	1,772	0.2	1,772
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(5)	One stop				N/A(6)		12/2028	—	(5)	—	(8)
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(5)	One stop				N/A(6)		12/2029	—	(3)	—	(2)
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.*(9)	One stop	CA +	5.25%	(m)	7.51%		12/2029	7,087	7,042	0.6	7,016
VSG Acquisition Corp. and Sherrill, Inc.*	One stop	SF +	5.00%	(i)	8.72%		10/2029	1,971	1,953	0.2	1,971
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.00%	(i)	8.72%		10/2029	135	132	—	135
VSG Acquisition Corp. and Sherrill, Inc.(5)	One stop				N/A(6)		10/2029	—	(4)	—	—
								127,529	126,322	10.8	126,018
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Transportation Infrastructure
LDS Intermediate Holdings, LLC(5)	One stop				N/A(6)	02/2032	$—	$(11)	—%	$—
LDS Intermediate Holdings, LLC^	One stop	SF +	5.00%	(i)	8.72%	02/2032	13,220	13,148	1.1	13,220
LDS Intermediate Holdings, LLC^	One stop	SF +	5.00%	(i)	8.72%	02/2032	2,618	2,604	0.2	2,618
LDS Intermediate Holdings, LLC(5)	One stop				N/A(6)	02/2032	—	(12)	—	—
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(i)	8.72%	02/2032	678	675	0.1	678
							16,516	16,404	1.4	16,516
Water Utilities
S.J. Electro Systems, LLC#	One stop	SF +	4.75%	(j)	8.66%	06/2028	1,557	1,549	0.1	1,549
S.J. Electro Systems, LLC(5)	One stop				N/A(6)	06/2028	—	(8)	—	(9)
Vessco Midco Holdings, LLC#	One stop	SF +	4.50%	(k)	8.23%	07/2031	1,673	1,665	0.1	1,665
Vessco Midco Holdings, LLC(5)	One stop				N/A(6)	07/2031	—	(4)	—	(8)
Vessco Midco Holdings, LLC^	One stop	SF +	4.50%	(i)(k)	8.42%	07/2031	1,523	1,511	0.1	1,515
Vessco Midco Holdings, LLC(5)	One stop				N/A(6)	07/2031	—	(1)	—	(1)
Vessco Midco Holdings, LLC	One stop	SF +	4.50%	(i)(k)	8.28%	07/2031	420	418	0.1	417
							5,173	5,130	0.4	5,128

Total debt investments							2,351,803	2,318,861	200.6	2,345,407

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(22)(23)
Aerospace & Defense
PPW Aero Buyer, Inc.	Common stock	N/A	N/A	02/2023	N/A	40	$399	—%	$360

Air Freight & Logistics
RJW Group Holdings, Inc.	LP interest	N/A	N/A	11/2024	N/A	1,172	721	0.1	990

Auto Components
Arnott, LLC	Common stock	N/A	N/A	12/2024	N/A	—	94	—	63

Automobiles
CAP-KSI Holdings, LLC	LLC interest	N/A	N/A	06/2024	N/A	571	—	—	90
CAP-KSI Holdings, LLC	Preferred stock	N/A	N/A	06/2024	N/A	571	571	0.1	648
National Express Wash Parent Holdco, LLC	LP interest	N/A	N/A	07/2022	N/A	1	77	—	148
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A	06/2024	N/A	3,673	3,673	0.4	4,941
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A	06/2024	N/A	727	727	0.1	942
Yorkshire Parent, Inc.	LP interest	N/A	N/A	12/2023	N/A	—	131	—	166
							5,179	0.6	6,935

Beverages
Spindrift Beverage Co. Inc.	LP interest	N/A	N/A	02/2025	N/A	2	2,164	0.2	2,587

Commercial Services & Supplies
CHA Vision Holdings, Inc.	LP interest	N/A	N/A	01/2024	N/A	—	110	—	141

Containers & Packaging
Packaging Coordinators Midco, Inc.	LP interest	N/A	N/A	09/2025	N/A	31	312	0.1	312

Diversified Consumer Services
Action Termite Control, LLC	Preferred stock	N/A	N/A	12/2025	N/A	—	56	—	56
Action Termite Control, LLC	Common stock	N/A	N/A	12/2025	N/A	1	3	—	3
CHVAC Services Investment, LLC	Common stock	N/A	N/A	05/2024	N/A	95	240	0.1	451
DP Flores Holdings, LLC	LLC interest	N/A	N/A	09/2022	N/A	88	70	—	140
Kodiak Buyer, LLC	Common stock	N/A	N/A	08/2025	N/A	1	144	—	146
HS Spa Holdings, Inc.	Common stock	N/A	N/A	05/2022	N/A	78	78	—	50
NSG Buyer, Inc.	LP units	N/A	N/A	11/2022	N/A	1	953	0.1	1,438
SCP CDH Buyer, Inc.	Preferred stock	N/A	N/A	12/2025	N/A	—	114	—	114
SCP CDH Buyer, Inc.	Common stock	N/A	N/A	12/2025	N/A	1	6	—	6
Virginia Green Acquisition, LLC	LP interest	N/A	N/A	12/2023	N/A	96	96	—	133
							1,760	0.2	2,537
Electric Utilities
Smart Energy Systems, Inc.	Warrant	N/A	N/A	01/2025	N/A	5	26	—	126

Electrical Equipment
Wildcat TopCo, Inc.(24)	LP interest	N/A	N/A	12/2024	N/A	135	110	—	147
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
GMF Parent, Inc.	LP interest	N/A	N/A		12/2025	N/A	—	$323	—%	$323

Food Products
Zullas, L.C.	Common stock	N/A	N/A		06/2025	N/A	1	564	0.1	587

Healthcare Equipment & Services
Isto Group, Inc.(9)	LP interest	N/A	N/A		09/2025	N/A	3	389	—	385
Centegix Intermediate II, LLC	LLC interest	N/A	N/A		08/2025	N/A	648	648	0.1	694
ZimVie, Inc.	LP interest	N/A	N/A		10/2025	N/A	2	141	—	141
								1,178	0.1	1,220

Healthcare Providers & Services
HP TLE Buyer, Inc.	Common stock	N/A	N/A		07/2025	N/A	243	243	—	245

Healthcare Technology
Amberfield Acquisition Co.	Common stock	N/A	N/A		05/2024	N/A	404	404	0.1	536
Modernizing Medicine, Inc.(24)	Preferred stock	N/A	13.00%	Non-Cash	04/2025	N/A	5	4,876	0.4	4,978
								5,280	0.5	5,514

Hotels, Restaurants & Leisure
Patriot Acquireco, LLC	Common stock	N/A	N/A		09/2025	N/A	641	650	—	641
PB Group Holdings, LLC	LP interest	N/A	N/A		08/2024	N/A	99	228	—	211
Rooster BidCo Limited(8)(10)	Preferred stock	N/A	N/A		03/2025	N/A	364	376	0.1	647
Saguaro Buyer, LLC	Common stock	N/A	N/A		07/2025	N/A	1	750	0.1	932
								2,004	0.2	2,431

Insurance
Oakbridge Insurance Agency LLC	LP interest	N/A	N/A		11/2023	N/A	5	98	—	109

IT Services
Critical Start, Inc.	Common stock	N/A	N/A		05/2022	N/A	38	38	—	11
Netwrix Corporation	LLC interest	N/A	N/A		06/2022	N/A	11	21	—	23
								59	—	34

Leisure Products
Movement Holdings, LLC(8)(10)	LLC interest	N/A	N/A		03/2024	N/A	—	421	—	221

Life Sciences Tools & Services
Celerion Buyer, Inc.(24)	Common stock	N/A	N/A		11/2022	N/A	446	—	0.1	1,007

Pharmaceuticals
Creek Parent, Inc.	LP interest	N/A	N/A		12/2024	N/A	905	906	0.1	1,112

Professional Services
Eclipse Buyer, Inc.(24)	Preferred stock	N/A	12.50%	Non-Cash	09/2024	N/A	—	1,698	0.1	1,723

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.	LP interest	N/A			N/A		06/2022	N/A	890	$891	0.2%	$1,597
CB Buyer, Inc.	LP interest	N/A			N/A		07/2024	N/A	228	228	—	196
Cynet Security Ltd.(8)(16)	Preferred stock	N/A			N/A		08/2022	N/A	23	81	—	129
Denali Bidco Limited(8)(10)	LP units	N/A			N/A		08/2023	N/A	85	51	—	146
Energy Worldnet, LLC	LLC interest	N/A			N/A		02/2025	N/A	50	51	—	55
GTY Technology Holdings, Inc.	LP interest	N/A			N/A		07/2022	N/A	60	60	—	129
Gurobi Optimization, LLC	Common stock	N/A			N/A		09/2024	N/A	—	183	—	197
Kaseya Inc.(24)	Preferred stock	SF +	10.75%	(j)	14.35%	Non-Cash	06/2022	N/A	—	732	0.1	751
Kaseya Inc.	LP interest	N/A			N/A		06/2022	N/A	50	50	—	59
LogicMonitor, Inc.	LP interest	N/A			N/A		12/2024	N/A	250	250	—	275
Navex Global Holdings Corporation	LP interest	N/A			N/A		10/2025	N/A	1	626	0.1	626
Menlo Ridgeview Co-Invest, LLC(8)	LLC interest	N/A			N/A		05/2025	N/A	359	369	—	400
Onit, Inc.	Common stock	N/A			N/A		09/2025	N/A	—	6	—	7
Panzura, LLC	LLC units	N/A			N/A		03/2025	N/A	1	4	—	—
StrongDM, Inc.	Preferred stock	N/A			N/A		05/2025	N/A	164	871	0.1	871
Templafy APS and Templafy, LLC(8)(17)	Warrant	N/A			N/A		07/2022	N/A	—	8	—	1
Togetherwork Holdings, LLC	Preferred stock	N/A			N/A		07/2024	N/A	272	1,188	0.1	1,277
Transform Bidco Limited(8)(10)	LP interest	N/A			N/A		04/2025	N/A	895	901	0.1	896
Tricentis Operations Holdings, Inc.	LP interest	N/A			N/A		02/2025	N/A	40	40	—	46
Zendesk, Inc.	Common stock	N/A			N/A		11/2022	N/A	22	218	—	208
										6,808	0.7	7,866

Specialty Retail
Metal Supermarkets US Buyer, LLC(8)(12)	Common stock	N/A			N/A		12/2024	N/A	—	—	—	2
Metal Supermarkets US Buyer, LLC(8)(12)	Preferred stock	N/A			N/A		12/2024	N/A	1	93	—	101
Salon Lofts Group, LLC	Common stock	N/A			N/A		08/2022	N/A	—	116	—	63
										209	—	166

Total equity investments										30,666	3.1	36,756

Total investments										2,349,527	203.7	2,382,163

Money market funds (included in cash equivalents and restricted cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)					3.64%	(26)				$90,091	7.7%	$90,091
Total money market funds										90,091	7.7	90,091
Total investments and money market funds										$2,439,618	211.4%	$2,472,254

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
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
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Prime (“P”), Australian Interbank Rate (“AUD” or “A”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or the Sterling Overnight Index Average (“SONIA” or “SN”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of December 31, 2025. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of December 31, 2025, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2025, as the loan could have priced or repriced based on an index rate prior to December 31, 2025.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 6.75% as of December 31, 2025.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 1.94% as of December 31, 2025.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.03% as of December 31, 2025.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.11% as of December 31, 2025.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 3.74% as of December 31, 2025.
(f) Denotes that all or a portion of the contract was indexed to the Six-Month AUD, which was 4.12% as of December 31, 2025.
(g) Denotes that all or a portion of the contract was indexed to SONIA, which was 3.73% as of December 31, 2025.
(h) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 3.87% as of December 31, 2025.
(i) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 3.69% as of December 31, 2025.
(j) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 3.65% as of December 31, 2025.
(k) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 3.57% as of December 31, 2025.
(l) Denotes that all or a portion of the contract was indexed to Daily CORRA, which was 2.30% as of December 31, 2025.
(m) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 2.26% as of December 31, 2025.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2025.
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
(6)The entire commitment was unfunded as of December 31, 2025. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)Investment was on non-accrual status as of December 31, 2025, meaning that the Company has ceased recognizing interest or non-cash dividend income on the investment.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, total non-qualifying assets at fair value represented 12.4% of the Company’s total assets calculated in accordance with the 1940 Act.
(9)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2.
(10)The headquarters of this portfolio company is located in the United Kingdom.
(11)The headquarters of this portfolio company is located in Australia.
(12)The headquarters of this portfolio company is located in Canada.
(13)The headquarters of this portfolio company is located in Luxembourg.
(14)The headquarters of this portfolio company is located in Finland.
(15)The headquarters of this portfolio company is located in Sweden.
(16)The headquarters of this portfolio company is located in Israel.
(17)The headquarters of this portfolio company is located in Denmark.
(18)The headquarters of this portfolio company is located in Netherlands.
(19)The headquarters of this portfolio company is located in Germany.
(20)The headquarters of this portfolio company is located in France.
(21)The headquarters of this portfolio company is located in Jersey.
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)
(22)Equity investments are non-income producing securities, unless otherwise noted.
(23)Ownership of certain equity investments occurs through a holding company or partnership.
(24)The Company holds an equity investment that is income producing.
(25)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the three months ended December 31, 2025.
(26)The rate shown is the annualized seven-day yield as of December 31, 2025.
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

Money market funds (included in cash equivalents and restricted cash equivalents)
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
The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”).
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
Cash, cash equivalents and foreign currencies: Cash, cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.
Restricted cash, restricted cash equivalents and restricted foreign currencies: Restricted cash, restricted cash equivalents and restricted foreign currencies include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash, restricted cash equivalents and restricted foreign currencies are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets.
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
Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three months ended December 31, 2025 and 2024, the Company received Loan Origination Fees that were capitalized of $1,979 and $2,489, respectively. For the three months ended December 31, 2025 and 2024, interest income included $2,156 and $953, respectively, of Discount Amortization.
For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2025 and 2024, investment income included $3,768 and $2,306, respectively, of PIK interest and the Company capitalized PIK interest of $3,767 and $2,298, respectively, into the principal balance of certain debt investments.
In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the three months ended December 31, 2025, fee income included $86 from non-recurring prepayment premiums. For the three months ended December 31, 2024, fee income included no non-recurring prepayment premiums. All other income is recorded into income when earned.
For the three months ended December 31, 2025 and 2024, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $50,671 and $36,914, respectively.

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
For the three months ended December 31, 2025 and 2024, the Company recognized PIK and non-cash dividend income of $240 and $94, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three months ended December 31, 2025 and December 31, 2024, the Company received no cash payments of accrued and capitalized preferred dividends.
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
For the three months ended December 31, 2025, the Company recorded dividend income received in cash of $152 and return of capital distributions received in cash of $25. For the three months ended December 31, 2024, the Company recorded dividend income received in cash of $67 and return of capital distributions received in cash of $91.
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
Non-accrual investments: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans as of December 31, 2025 was $474. As of September 30, 2025, the Company had no portfolio company investments on non-accrual status.
Management reviews all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. There were no preferred equity securities on non-accrual status as of December 31, 2025 and December 31, 2024.

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
Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For both the three months ended December 31, 2025 and 2024, the Company did not record any U.S. federal excise tax expense.
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2025. The Company’s tax returns for the 2022 through 2024 tax years remain subject to examination by U.S. federal and most state tax authorities.
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
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2025 and September 30, 2025, the Company had deferred debt issuance costs of $7,317 and $8,281, respectively. These amounts are amortized and included in “Interest and other debt financing expenses” in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three months ended December 31, 2025 and 2024 was $990 and $951, respectively.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three months ended December 31, 2025, the Company did not amortize deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations. For the three months ended December 31, 2024, the Company amortized $35 of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.
Segment reporting: In accordance with ASC Topic 280 - Segment Reporting (“ASC Topic 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the senior executive committee that, as of December 31, 2025, includes the Company’s chief executive officer and chief financial officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statement of financial condition as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations. The Company has elected to early adopt ASC Topic 280 as of March 31, 2025.

Recent accounting updates: In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect this update to have a material effect on the Company’s consolidated financial statements.
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of December 31, 2025 and September 30, 2025, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of December 31, 2025		As of September 30, 2025
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 4 Stockholders	$1,523,641	$1,131,439	$1,523,641	$1,036,370
As of December 31, 2025 and September 30, 2025, the ratio of total contributed capital to total capital subscriptions was 74.3% and 68.0%, respectively, and the Company had uncalled capital commitments of $392,202 and $487,271, respectively.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table summarizes the shares of GBDC 4 common stock issued for the three months ended December 31, 2025 and 2024:

	Date	Shares Issued	NAV per share	Proceeds

Shares issued for the three months ended December 31, 2024
Issuance of shares	12/23/2024	6,725,731.752	$15.00	$100,886
Shares issued for capital drawdowns		6,725,731.752		$100,886
Issuance of shares	11/19/24	204,508.932	$15.00	$3,068
Issuance of shares	12/18/24	72,984.041	15.00	1,095
Shares issued through DRIP		277,492.973		$4,163

Shares issued for the three months ended December 31, 2025
Issuance of shares	12/15/2025	6,337,944.133	$15.00	$95,069
Shares issued for capital drawdowns		6,337,944.133		$95,069
Issuance of shares	11/20/25	259,908.674	$15.00	$3,899
Issuance of shares	12/17/25	124,438.025	15.00	1,866
Shares issued through DRIP		384,346.699		$5,765
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
The base management fee is calculated at an annual rate equal to 1.375% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit for such derivative instruments with custodian, but adjusted to exclude cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents, and restricted foreign currencies so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser voluntarily excludes any assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GBDC 4, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company.

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
For the three months ended December 31, 2025 and 2024, the base management fee incurred by the Company was $8,104 and $4,979, respectively, and the base management fee irrevocably waived by the Investment Adviser was $5,157 and $3,168, respectively.
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
For the three months ended December 31, 2025 and 2024, the Income Incentive Fee incurred was $6,702 and $4,111, respectively.
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
For the three months ended December 31, 2025 and 2024, the Income Incentive Fee irrevocably waived by the Investment Adviser was $3,351 and $2,055, respectively.
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
For the three months ended December 31, 2025 and 2024, the Company did not accrue a Capital Gain Incentive Fee. As of both December 31, 2025 and September 30, 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to December 31, 2025.
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
For the three months ended December 31, 2025 and 2024, the Company accrued a capital gain incentive fee under GAAP of $83 and $316, respectively. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of December 31, 2025 and September 30, 2025, there was $1,440 and $1,357, respectively, of cumulative accrual for capital gain incentive fee under GAAP included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition.
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
As of December 31, 2025 and September 30, 2025, included in accounts payable and other liabilities is $732 and $606, respectively, for accrued allocated shared services under the Administration Agreement.
Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through April 1, 2022 and has incurred $166 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2021.
The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of both December 31, 2025 and September 30, 2025, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $304.
The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2025 and 2024 were $585 and $308, respectively. As of December 31, 2025 and September 30, 2025, included in accounts payable and other liabilities were $698 and $585, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a Subscription Agreement for $100,000. As of December 31, 2025, GGP Class B-P, LLC has an aggregate commitment of $100,011. As of December 31, 2025, the Company had issued 6,667,366.664 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $100,011 and has also issued 139,172.373 shares to GGP Class B-P, LLC through the DRIP.
The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of December 31, 2025, permits the Company to borrow a maximum of $100,000 and expires on March 26, 2028. Refer to Note 8 for discussion of the Adviser Revolver.
Note 5. Investments
Investments as of December 31, 2025 and September 30, 2025 consisted of the following:

	As of December 31, 2025			As of September 30, 2025
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$90,023	$89,317	$89,912	$77,389	$76,691	$77,408
One stop	2,236,707	2,204,820	2,230,408	2,069,014	2,037,002	2,063,173
Second lien	3,509	3,469	3,523	12,674	12,600	12,722
Subordinated debt	21,564	21,255	21,564	20,908	20,615	20,741
Equity	N/A	30,666	36,756	N/A	29,539	35,130
Total	$2,351,803	$2,349,527	$2,382,163	$2,179,985	$2,176,447	$2,209,174

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

	As of December 31, 2025			As of September 30, 2025
Amortized Cost:
United States
Southeast	$494,308	21.0%		$445,901	20.5%
Midwest	450,783	19.2		395,386	18.2
West	390,002	16.6		369,906	17.0
Mid-Atlantic	318,944	13.6		285,602	13.1
Southwest	261,889	11.1		255,497	11.7
Northeast	133,430	5.7		144,153	6.6
United Kingdom	158,958	6.8		140,614	6.5
Germany	45,893	1.9		53,904	2.5
Canada	27,851	1.2		20,172	0.9
Australia	25,361	1.1		25,160	1.2
Jersey	20,439	0.9		20,433	1.0
Finland	8,940	0.4		6,987	0.3
Sweden	5,251	0.2		5,264	0.2
Netherlands	4,256	0.2		4,250	0.2
France	2,282	0.1		2,281	0.1
Denmark	544	0.0	*	544	0.0	*
Luxembourg	315	0.0	*	312	0.0	*
Israel	81	0.0	*	81	0.0	*
Total	$2,349,527	100.0%		$2,176,447	100.0%

Fair Value:
United States
Southeast	$499,014	21.0%		$449,900	20.4%
Midwest	457,579	19.2		401,851	18.2
West	393,138	16.5		374,368	16.9
Mid-Atlantic	322,584	13.6		288,569	13.1
Southwest	264,393	11.1		258,152	11.7
Northeast	134,079	5.6		145,343	6.6
United Kingdom	162,963	6.8		143,807	6.5
Germany	49,852	2.1		58,632	2.7
Canada	28,074	1.2		20,437	0.9
Australia	26,288	1.1		25,855	1.2
Jersey	21,152	0.9		21,123	1.0
Finland	9,525	0.4		7,561	0.3
Sweden	5,402	0.2		5,459	0.2
Netherlands	4,615	0.2		4,621	0.2
France	2,499	0.1		2,497	0.1
Denmark	544	0.0	*	545	0.0	*
Luxembourg	333	0.0	*	331	0.0	*
Israel	129	0.0	*	123	0.0	*
Total	$2,382,163	100.0%		$2,209,174	100.0%
* Represents an amount less than 0.1%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of December 31, 2025 and September 30, 2025 were as follows:

	As of December 31, 2025		As of September 30, 2025
Amortized Cost:
Aerospace & Defense	$42,371	1.8%	$24,586	1.1%
Air Freight & Logistics	22,741	1.0	22,726	1.0
Auto Components	39,102	1.7	36,496	1.7
Automobiles	102,332	4.3	98,937	4.6
Banks	9,587	0.4	9,356	0.4
Beverages	25,468	1.1	25,503	1.2
Building Products	1,015	0.0 *	677	0.0 *
Capital Markets	23,773	1.0	22,977	1.1
Chemicals	6,459	0.3	6,453	0.3
Commercial Services & Supplies	79,174	3.4	95,995	4.4
Construction & Engineering	17,882	0.8	17,379	0.8
Containers & Packaging	5,272	0.2	1,715	0.1
Diversified Consumer Services	166,756	7.1	148,679	6.8
Diversified Financial Services	65,715	2.8	62,615	2.9
Electric Utilities	1,923	0.1	1,903	0.1
Electrical Equipment	5,833	0.2	7,028	0.3
Electronic Equipment, Instruments & Components	5,183	0.2	5,184	0.2
Food & Staples Retailing	2,259	0.1	—	—
Food Products	32,682	1.4	32,759	1.5
Healthcare Equipment & Supplies	82,313	3.5	51,101	2.3
Healthcare Providers & Services	108,571	4.6	106,401	4.9
Healthcare Technology	143,083	6.1	108,643	5.0
Hotels, Restaurants & Leisure	156,524	6.7	127,364	5.9
Household Durables	1,817	0.1	—	—
Household Products	2,741	0.1	2,728	0.1
Industrial Conglomerates	31,224	1.3	28,527	1.3
Insurance	118,783	5.0	117,345	5.4
IT Services	46,805	2.0	44,242	2.0
Leisure Products	36,691	1.6	36,537	1.7
Life Sciences Tools & Services	36,433	1.5	23,565	1.1
Machinery	31,909	1.4	31,475	1.4
Media	14,790	0.6	14,869	0.7
Oil, Gas & Consumable Fuels	2,164	0.1	25,311	1.2
Pharmaceuticals	22,703	1.0	21,811	1.0
Professional Services	86,317	3.7	79,954	3.7
Road & Rail	—	—	13,840	0.6
Software	623,067	26.5	577,485	26.5
Specialty Retail	126,531	5.4	126,438	5.8
Transportation Infrastructure	16,404	0.7	16,060	0.8
Water Utilities	5,130	0.2	1,783	0.1
Total	$2,349,527	100.0%	$2,176,447	100.0%
* Represents an amount less than 0.1%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2025		As of September 30, 2025
Fair Value:
Aerospace & Defense	$42,679	1.8%	$24,652	1.1%
Air Freight & Logistics	23,333	1.0	23,033	1.0
Auto Components	39,472	1.7	36,957	1.7
Automobiles	104,935	4.4	101,466	4.6
Banks	9,680	0.4	9,456	0.4
Beverages	26,089	1.1	26,202	1.2
Building Products	1,029	0.0 *	693	0.0 *
Capital Markets	23,978	1.0	23,193	1.1
Chemicals	6,503	0.3	6,475	0.3
Commercial Services & Supplies	79,705	3.3	96,815	4.4
Construction & Engineering	17,998	0.8	17,502	0.8
Containers & Packaging	5,385	0.2	1,718	0.1
Diversified Consumer Services	167,949	7.1	150,189	6.8
Diversified Financial Services	67,001	2.8	63,719	2.9
Electric Utilities	2,018	0.1	1,997	0.1
Electrical Equipment	5,942	0.2	7,157	0.3
Electronic Equipment, Instruments & Components	5,331	0.2	5,345	0.2
Food & Staples Retailing	2,259	0.1	—	—
Food Products	33,105	1.4	33,072	1.5
Healthcare Equipment & Supplies	82,855	3.5	51,329	2.3
Healthcare Providers & Services	110,044	4.6	108,172	4.9
Healthcare Technology	144,552	6.1	109,991	5.0
Hotels, Restaurants & Leisure	157,763	6.6	128,251	5.8
Household Durables	1,816	0.1	—	—
Household Products	2,755	0.1	2,744	0.1
Industrial Conglomerates	33,322	1.4	30,631	1.4
Insurance	120,714	5.1	119,150	5.4
IT Services	47,147	2.0	44,632	2.0
Leisure Products	36,658	1.5	36,536	1.7
Life Sciences Tools & Services	37,602	1.6	24,992	1.1
Machinery	32,115	1.3	31,741	1.4
Media	14,909	0.6	14,886	0.7
Oil, Gas & Consumable Fuels	2,163	0.1	25,498	1.2
Pharmaceuticals	23,300	1.0	22,245	1.0
Professional Services	86,996	3.6	80,355	3.7
Road & Rail	—	—	13,930	0.6
Software	635,233	26.7	590,302	26.7
Specialty Retail	126,184	5.3	126,384	5.7
Transportation Infrastructure	16,516	0.7	15,965	0.7
Water Utilities	5,128	0.2	1,799	0.1
Total	$2,382,163	100.0%	$2,209,174	100.0%
* Represents an amount less than 0.1%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 6. Derivatives
The Company enters into derivatives from time to time to help mitigate its foreign currency risk exposures.
Forward Currency Contracts
The outstanding forward currency contracts as of December 31, 2025 and September 30, 2025 were as follows:

As of December 31, 2025
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
SMBC Capital Markets, Inc.	€9,000	EUR	$9,922	USD	5/28/2027	$—	$(813)
Macquarie Bank Limited	£4,000	GBP	$5,321	USD	10/28/2026	—	$(61)
						$—	$(874)

As of September 30, 2025
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
SMBC Capital Markets, Inc.	€9,000	EUR	$9,922	USD	5/28/2027	$—	$(864)
						$—	$(864)
The impact of forward currency contracts not designated as an effective hedge accounting relationship for the three months ended December 31, 2025 and 2024 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2025	2024
Foreign exchange	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2025	2024
Foreign exchange	$(10)	$97
The following table is a summary of the average outstanding daily volume for forward currency contracts for the three months ended December 31, 2025 and 2024:

Average U.S. Dollar notional outstanding	Three months ended December 31,
	2025	2024
Forward currency contracts	$13,740	$9,922
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with each of its derivative counterparties, Macquarie Bank Limited (“Macquarie”) and SMBC Capital Markets, Inc. (“SMBC” and, together with Macquarie, the “Counterparties” and each a “Counterparty”). Each ISDA Master Agreement is a bilateral agreement between the Company and each Counterparty that governs over the counter (“OTC”) derivatives, including forward currency contracts and interest rate swaps, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of each ISDA Master Agreement with each of the Counterparties permits a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from SMBC, if any, is included in the Consolidated Statements of Financial Condition as other assets or accounts payable and other liabilities. As of December 31, 2025 and September 30, 2025, there was $660 of collateral pledged for derivatives, respectively, which is included in other assets on the Consolidated Statements of Financial Condition. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.
The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the financial statements of the Company including: the location of those fair values on the Consolidated Statement of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of December 31, 2025 and September 30, 2025.

As of December 31, 2025
Counterparty	Consolidated Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) /Pledged (1)	Net Amounts(2)
SMBC Capital Markets Inc.	Unrealized depreciation on forward currency contracts	$—	$(813)	$(813)	$660	$(153)
Macquarie Bank Limited	Unrealized depreciation on forward currency contracts	$—	$(61)	$(61)	$—	$(61)
		$—	$(874)	$(874)	$660	$(214)

As of September 30, 2025
Counterparty	Consolidated Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) /Pledged(1)	Net Amounts(2)
SMBC Capital Markets Inc.	Unrealized depreciation on forward currency contracts	$—	$(864)	$(864)	$660	$(204)
		$—	$(864)	$(864)	$660	$(204)
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2025 and 2024. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.
Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both December 31, 2025 and September 30, 2025, were valued using Level 3 inputs. As of both December 31, 2025 and September 30, 2025, all money market funds included in cash equivalents and restricted cash equivalents were valued using Level 1 inputs. As of December 31, 2025 and September 30, 2025, all forward currency contracts were valued using Level 2 inputs.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
When determining fair value of Level 3 debt and equity investments, the Valuation Designee takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value. The Valuation Designee may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood when performing the enterprise value analysis. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.
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
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of December 31, 2025 and September 30, 2025:

As of December 31, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$2,345,407	$2,345,407
Equity investments(1)	—	—	36,756	36,756
Money market funds(1)(2)	90,091	—	—	90,091
Total assets, at fair value:	$90,091	$—	$2,382,163	$2,472,254
Liabilities, at fair value:
Forward currency contracts	$—	$(874)	$—	$(874)
Total liabilities, at fair value:	$—	$(874)	$—	$(874)

As of September 30, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$2,174,044	$2,174,044
Equity investments(1)	—	—	35,130	35,130
Money market funds(1)(2)	46,041	—	—	46,041
Total assets, at fair value:	$46,041	$—	$2,209,174	$2,255,215
Liabilities, at fair value:
Forward currency contracts	$—	$(864)	$—	$(864)
Total liabilities, at fair value:	$—	$(864)	$—	$(864)

(1) Refer to the Consolidated Schedules of Investments for further details.
(2) Included in cash equivalents and restricted cash equivalents on the Consolidated Statements of Financial Condition.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2025 and 2024 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of each period was $2,167 and $1,112, respectively.
The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2025 and 2024:

	For the three months ended December 31, 2025
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$2,174,044	$35,130	$2,209,174
Net change in unrealized appreciation (depreciation) on investments	(652)	498	(154)
Net translation of investments in foreign currencies	62	—	62
Realized gain (loss) on translation of investments in foreign currencies	638	1	639
Fundings of (proceeds from) revolving loans, net	6,620	—	6,620
Fundings of investments	264,229	3,681	267,910
PIK interest and non-cash dividends	3,767	240	4,007
Proceeds from principal payments and sales of portfolio investments	(105,457)	(2,794)	(108,251)
Accretion of discounts and amortization of premiums	2,156	—	2,156
Fair value, end of period	$2,345,407	$36,756	$2,382,163

	For the three months ended December 31, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,294,931	$16,070	$1,311,001
Net change in unrealized appreciation (depreciation) on investments	1,777	979	2,756
Net translation of investments in foreign currencies	(5,852)	—	(5,852)
Realized gain (loss) on translation of investments in foreign currencies	(4)	—	(4)
Fundings of (proceeds from) revolving loans, net	1,799	—	1,799
Fundings of investments	223,522	2,558	226,080
PIK interest and non-cash dividends	2,298	94	2,392
Proceeds from principal payments and sales of portfolio investments	(6,459)	—	(6,459)
Accretion of discounts and amortization of premiums	953	—	953
Fair value, end of period	$1,512,965	$19,701	$1,532,666

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2025 and September 30, 2025:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$89,912	Yield analysis	Market interest rate	7.3% - 9.0% (8.2%)
		Market comparable companies	EBITDA multiples	6.0x - 20.0x (10.2x)
One stop loans(2)(3)	$2,208,505	Yield analysis	Market interest rate	3.5% - 20.0% (8.6%)
		Market comparable companies	EBITDA multiples	7.5x - 30.0x (15.7x)
			Revenue multiples	1.7x - 15.0x (9.1x)
	21,903	Broker/dealer bids or quotes	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans	$25,087	Yield analysis	Market interest rate	8.5% - 12.3% (9.4%)
		Market comparable companies	EBITDA multiples	9.5x - 21.5x (19.0x)
Equity(4)	$36,756	Market comparable companies	EBITDA multiples	7.5x - 26.0x (17.0x)
			Revenue multiples	1.7x - 15.0x (11.2x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$13 of loans at fair value were valued using the market comparable companies approach only.
(3)The Company valued $1,911,134 and $297,371 of one stop loans using EBITDA and revenue multiples, respectively.
(4)The Company valued $31,526 and $5,230 of equity investments using EBITDA and revenue multiples, respectively.

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$77,408	Yield analysis	Market interest rate	7.3% - 9.0% (8.3%)
		Market comparable companies	EBITDA multiples	6.0x - 20.0x (10.6x)
One stop loans(2)(3)	$2,043,193	Yield analysis	Market interest rate	3.8% - 20.5% (8.6%)
		Market comparable companies	EBITDA multiples	8.0x - 33.0x (15.8x)
			Revenue multiples	2.0x - 15.0x (9.1x)
	$19,980	Broker/dealer bids or quotes	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans(4)	$33,463	Yield analysis	Market interest rate	9.8% - 15.0% (11.1%)
		Market comparable companies	EBITDA multiples	9.5x - 24.0x (17.8x)
Equity(5)	$35,130	Market comparable companies	EBITDA multiples	8.0x - 28.0x (17.4x)
			Revenue multiples	2.0x - 15.0x (11.3x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$49 of loans at fair value were valued using the market comparable companies approach only.
(3)The Company valued $1,758,059 and $285,134 of one stop loans using EBITDA and revenue multiples, respectively.
(4)$66 of loans at fair value were valued using the market comparable companies approach only.
(5)The Company valued $29,941 and $$5,189 of equity investments using EBITDA and revenue multiples, respectively.

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
The following are the carrying values and fair values of the Company’s debt as of December 31, 2025 and September 30, 2025:

	As of December 31, 2025		As of September 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$1,319,957	$1,319,957	$1,189,555	$1,189,555
Note 8. Borrowings
In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On April 1, 2022, the Company’s sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of December 31, 2025, the Company’s asset coverage for borrowed amounts was 186.6%.
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Through June 20, 2029, all principal collections received on the underlying collateral may be used by the 2025 Issuer to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2025 Issuer and in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2025 Debt Securitization, allowing the Company to maintain the initial leverage in the 2025 Debt Securitization. The 2025 Notes are scheduled to mature on July 20, 2037. The Subordinated 2025 Notes are due in 2125. The Class A-1 2025 Notes, Class A-2 2025 Notes and Class B 2025 Notes are included in the December 31, 2025 Consolidated Statement of Financial Condition as debt of the company. As of December 31, 2025, the Class C 2025 Notes and Subordinated 2025 Notes were eliminated in consolidation.

As of December 31, 2025, there were 124 portfolio companies with a total fair value of $1,126,703 securing the 2025 Debt Securitization. The pool of loans in the 2025 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2025 Debt Securitization is based on three-month SOFR. The three-month SOFR in effect as of December 31, 2025 based on the last interest rate reset was 3.9%.

For the three months ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 2025 Debt Securitization were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$11,541	$—
Amortization of debt issuance costs	191	—
Total interest expense	$11,732	$—
Cash paid for interest expense	$—	$—
Annualized average stated interest rate	5.7%	N/A
Average outstanding balance	$799,250	$—
As of December 31, 2025, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month SOFR) of the Class A-1 2025 Notes, Class A-2 2025 Notes and Class B 2025 Notes are as follows:

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
For the three months ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates, and average outstanding balances for the PNC Facility were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$—	$3,980
Facility fees	—	9
Amortization of debt issuance costs	—	321
Total interest expense	$—	$4,310
Cash paid for interest expense	$—	$6,334
Annualized average stated interest rate(1)	N/A	7.0%
Average outstanding balance	$—	$226,750
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies, if any, to U.S. dollar.
DB Credit Facility: On March 28, 2024 (the “DB Credit Facility Effective Date”), the Company and GBDC 4 Funding II entered into a loan financing and servicing agreement (as amended, the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank National Trust Company, as collateral agent and as collateral custodian. The period during which GBDC 4 Funding II may request drawdowns under the DB Credit Facility (the “DB Credit Facility Revolving Period”) commenced on the DB Credit Facility Effective Date and continues through March 28, 2027 unless there is an earlier termination or event of default. The DB Credit Facility will mature on March 28, 2030, three years from the last day of the DB Credit Facility Revolving Period, unless terminated earlier in accordance with the DB Credit Facility. On June 13, 2025, the Company entered into an amendment to the DB Credit Facility that, among other things, reduced the applicable margin (a) effective during the DB Credit Facility Revolving Period from 2.35% to 1.75% and (b) effective after the DB Credit Facility Revolving Period from 2.85% to 2.25%. As of December 31, 2025, the DB Credit Facility allowed the Company to borrow in an aggregate amount of up to $300,000, subject to leverage and borrowing base restrictions.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of December 31, 2025, the DB Credit Facility bears interest at the applicable base rate plus 1.75% per annum during the DB Credit Facility Revolving Period and 2.25% after the DB Credit Facility Revolving Period. The base rate under the DB Credit Facility is (i) the three-month CORRA plus an adjustment for a period of three months equal to 0.32138% with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple SONIA with respect to any advances denominated U.K. pound sterling plus an adjustment for a period of three months equal to 0.1193%, (v) the daily simple Swiss Average Rate Overnight with respect to any advances denominated in Swiss francs, (vi) the three-month Copenhagen Interbank Offered Rate with respect to any advances denominated in Danish krones, (vii) the three-month Bank Bill Benchmark Rate with respect to any advances denominated in New Zealand dollars, (viii) the three-month Norwegian Krone Interbank Offered Rate with respect to any advances denominated in Norwegian krona, (ix) the three-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish krona, and (x) the three-month term SOFR with respect to any other advances. Additionally, a syndication/agent fee is payable to the facility agent each quarter. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the DB Credit Facility Revolving Period, an additional fee based on unfunded commitments of the lenders could be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the DB Credit Facility Effective Date, respectively.
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
As of December 31, 2025 and September 30, 2025, the Company had $196,541 and $198,117, respectively, of outstanding debt under the DB Credit Facility.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three months ended December 31, 2025 and 2024 the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$2,709	$5,225
Facility fees	259	195
Amortization of debt issuance costs	315	146
Total interest expense	$3,283	$5,566
Cash paid for interest expense	$2,941	$5,445
Annualized average stated interest rate(1)	5.5%	7.0%
Average outstanding balance	$196,953	$296,214
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies, if any, to U.S. dollar.
BNP Credit Facility: On August 15, 2024 (the “BNP Credit Facility Effective Date”), the Company and GBDC 4 Funding III entered into a revolving credit and security agreement (the “BNP Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, each of the securitization subsidiaries from time to time parties thereto and Computershare Trust Company, N.A., as collateral agent. Under the BNP Credit Facility, the lenders have agreed to extend credit to GBDC 4 Funding III in an aggregate principal amount of up to $750,000 as of December 31, 2025. The period during which GBDC 4 Funding III may request drawdowns under the BNP Credit Facility (the “BNP Credit Facility Revolving Period”) commenced on the BNP Credit Facility Effective Date and will continue through August 15, 2027, unless there is an earlier termination due to an event of default. The BNP Credit Facility will mature on August 15, 2030, the first business day on or after the date that is the 36-month anniversary of the last day of the BNP Credit Facility Revolving Period, unless terminated earlier in accordance with the BNP Credit Facility. On November 26, 2025, the Company entered into an agreement to the documents governing the BNP Credit Facility that, among other things, reduced the applicable margin (a) effective during the BNP Credit Facility Reinvestment Period from 2.10% to 1.85% and (b) effective after the BNP Credit Facility Reinvestment Period from 2.35% to 2.10%.
As of December 31, 2025, borrowings under the BNP Credit Facility in United States Dollars will bear interest at the applicable base rate plus 1.85% per annum during the BNP Credit Facility Revolving Period, and 2.10% per annum after the BNP Credit Facility Revolving Period (the “BNP Credit Facility Applicable Margin”), and borrowings in eligible currencies other than United States Dollars will bear interest at the applicable base rate plus the BNP Credit Facility Applicable Margin. The base rate under the BNP Credit Facility is (i) term CORRA with respect to any advances denominated in Canadian dollars, (ii) the 3-month Euro Interbank Offered Rate with respect to any advances denominated in Euros, (iii) the 3-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the adjusted cumulative compound Sterling Overnight Index Average with respect to any other advances denominated in U.K. pound sterling, (v) daily simple adjusted non-cumulative compound SARON with respect to any advances denominated in Swiss francs, (vi) 3-month Norwegian Interbank Offered Rate with respect to any advances denominated in Norwegian Krona, (vii) 3-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish Krona and (viii) the term SOFR with respect to advances denominated in United States Dollars and any other advances.
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of December 31, 2025 and September 30, 2025, the Company had $324,166 and $192,188, respectively, of outstanding debt under the BNP Credit Facility.
For the three months ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the BNP Credit Facility were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$4,093	$4,447
Amortization of debt issuance costs	485	485
Total interest expense	$4,578	$4,932
Cash paid for interest expense	$2,617	$—
Annualized average stated interest rate(1)	5.3%	7.2%
Average outstanding balance	$303,566	$244,654
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies, if any, to U.S. dollar.
Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of December 31, 2025 and September 30, 2025, the Company was permitted to borrow up to $100,000 in U.S. dollars and certain agreed upon foreign currencies, with a maturity date of March 26, 2028. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of December 31, 2025 was 3.6%. As of December 31, 2025 and September 30, 2025, the Company had no outstanding debt under the Adviser Revolver.
For the three months ended December 31, 2025 and 2024, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$—	$—
Cash paid for interest expense	127	—
Annualized average stated interest rate(1)	—%	—%
Average outstanding balance	$—	$—
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies, if any, to U.S. dollar.
For the three months ended December 31, 2025 and 2024, the average total debt outstanding was $1,299,769 and $767,618, respectively.
For the three months ended December 31, 2025 and 2024, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 6.0% and 7.7%, respectively.
A summary of the Company’s maturity requirements for borrowings as of December 31, 2025 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
DB Credit Facility	$196,541	$—	$—	$196,541	$—
BNP Credit Facility	324,166	—	—	324,166	—
2025 Debt Securitization	799,250	—	—	—	799,250
Total borrowings	$1,319,957	$—	$—	$520,707	$799,250

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 9. Commitments and Contingencies
Commitments: As of December 31, 2025, the Company had outstanding commitments to fund investments totaling $459,421, including $182,048 of commitments on undrawn revolvers. As of September 30, 2025, the Company had outstanding commitments to fund investments totaling $462,709, including $175,950 of commitments on undrawn revolvers.
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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of December 31, 2025 and September 30, 2025. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.
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
Note 10. Financial Highlights
The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data:(1)	2025	2024
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income	(0.42)	(0.47)
Net investment income	0.41	0.41
Net realized gain (loss) on investment transactions	0.00 ^	(0.00)^
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.01	0.06
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	2.80%	3.11%
Number of common shares outstanding	77,959,283.765	50,350,054.895

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2025	2024
Ratio of net investment income - after tax to average net assets*	11.02%	10.96%
Ratio of total expenses to average net assets*(5)	11.27%	13.14%
Ratio of management fee waiver to average net assets*	(1.89)%	(1.91)%
Ratio of incentive fee waiver to average net assets	(0.31)%	(0.31)%
Ratio of incentive fees to average net assets(5)	0.63%	0.67%
Ratio of net expenses to average net assets*(5)	9.07%	10.92%
Ratio of total expenses (without incentive fees) to average net assets*(5)	10.64%	12.47%
Total return based on average net asset value(6)	2.77%	3.08%
Total return based on average net asset value - annualized*(6)	10.98%	12.23%
Net assets at end of period	$1,169,389	$755,251
Average debt outstanding	$1,299,769	$767,618
Average debt outstanding per share	$16.67	$15.25
Portfolio Turnover*	18.49%	1.82%
Asset coverage ratio(7)	186.56%	192.24%
Asset coverage ratio per unit(8)	$1,866	$1,922
Average market value per unit(9):
2025 Debt Securitization	N/A	N/A
Adviser Revolver	N/A	N/A
DB Credit Facility	N/A	N/A
BNP Credit Facility	N/A	N/A
PNC Facility	N/A	N/A

^ Represents an amount less than $0.01.
*Annualized for periods less than one year, unless otherwise noted.
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
(7)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 11. Earnings Per Share
The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,
	2025	2024
Earnings available to stockholders	$29,964	$20,292
Basic and diluted weighted average shares outstanding	72,547,078	44,111,474
Basic and diluted earnings per share	$0.41	$0.46
Note 12. Dividends and Distributions
The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the three months ended December 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the three months ended December 31, 2025
08/01/2025	10/15/2025	12/17/2025	71,236,992.933	$0.1330	$9,475
11/14/2025	11/14/2025	01/21/2026	71,236,992.933	0.1425	10,150
11/14/2025	12/12/2025	02/18/2026	71,496,901.607	0.1446	10,339
Total dividends declared for the three months ended December 31, 2025					$29,964

For the three months ended December 31, 2024
08/02/2024	10/15/2024	12/18/2024	43,346,830.170	$0.1267	$5,494
11/14/2024	11/15/2024	01/08/2025	43,346,830.170	0.1488	6,449
11/14/2024	12/13/2024	02/18/2025	43,551,339.102	0.1917	8,349
Total dividends declared for the three months ended December 31, 2024					$20,292
The following table summarizes the Company’s distributions reinvested during the three months ended December 31, 2025 and 2024:

Payment Date	DRIP Shares Issued	NAV ($) Per Share	DRIP Shares Value
For the three months ended December 31, 2025
November 20, 2025	259,908.674	$15.00	$3,899
December 17, 2025	124,438.025	15.00	1,866
	384,346.699		$5,765

For the three months ended December 31, 2024
November 19, 2024	204,508.932	$15.00	$3,068
December 18, 2024	72,984.041	15.00	1,095
	277,492.973		$4,163

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
On January 21, 2026, the Company issued 132,771.619 shares of common stock through the DRIP.
On November 14, 2025 and February 2, 2026, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

February 25, 2026	May 20, 2026
In an amount (if positive) such that the net asset value of the Company as of February 28, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2026 through February 28, 2026 and the payment of this distribution is $15.00 per share.

March 16, 2026	May 20, 2026
In an amount (if positive) such that the net asset value of the Company as of March 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1, 2026 through March 31, 2026 and the payment of this distribution is $15.00 per share.

April 17, 2026	June 17, 2026
In an amount (if positive) such that the net asset value of the Company as of April 30, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2026 through April 30, 2026 and the payment of this distribution is $15.00 per share.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2025.
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
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $90.0 billion in capital under management(1) as of January 1, 2026, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
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

(1) “Capital under management” is a gross measure of invested capital including leverage as of January 1, 2026

As of December 31, 2025 and September 30, 2025, our portfolio at fair value was comprised of the following:

	As of December 31, 2025		As of September 30, 2025
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$89,912	3.9%	$77,408	3.5%
One stop	2,230,408	93.6	2,063,173	93.4
Second lien	3,523	0.1	12,722	0.6
Subordinated debt	21,564	0.9	20,741	0.9
Equity	36,756	1.5	35,130	1.6
Total	$2,382,163	100.0%	$2,209,174	100.0%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2025 and September 30, 2025, one stop loans included $226.8 million and $216.3 million, respectively, of recurring revenue loans at fair value.
As of December 31, 2025 and September 30, 2025, we had debt and equity investments in 240 and 218 portfolio companies, respectively.
The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of both our earning and total portfolio company investments, as well as the annualized total return based on our average net asset value and our annualized net investment income - return on equity, in each case, for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024:

	Three months ended
	December 31, 2025	September 30, 2025	December 31, 2024
Weighted average income yield*(1)	9.5%	10.1%	10.6%
Weighted average investment income yield*(2)	9.9%	10.4%	10.9%
Weighted average income yield of total investments*(3)	9.4%	10.0%	10.5%
Weighted average investment income yield of total investments*(4)	9.7%	10.3%	10.8%
Total return based on average net asset value*(5)	11.0%	11.2%	12.2%
Net investment income - return on equity*(6)	11.0%	10.6%	11.0%

*Annualized for periods less than one year, unless otherwise noted.
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

As of December 31, 2025, GBDC 4 has earned an inception-to-date internal rate of return, or IRR, of 13.7% for stockholders taken as a whole. An individual stockholder’s IRR could vary based on the timing of their capital transactions. For the three months ended December 31, 2025 and 2024, GBDC 4 earned a fiscal year-to-date IRR of 11.4% and 12.8%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the dividend reinvestment plan, or DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).
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

Recent Developments
On January 21, 2026, we issued 132,771.619 shares of common stock through our DRIP.
On November 14, 2025 and February 2, 2026, our board of directors declared distributions to holders of record of our common stock as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 16, 2026	March 18, 2026
In an amount (if positive) such that our net asset value as of January 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period January 1, 2026 through January 31, 2026 and the payment of this distribution is $15.00 per share.

February 25, 2026	May 20, 2026
In an amount (if positive) such that our net asset value as of February 28, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period February 1, 2026 through February 28, 2026 and the payment of this distribution is $15.00 per share.

March 16, 2026	May 20, 2026
In an amount (if positive) such that our net asset value as of March 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period March 1, 2026 through March 31, 2026 and the payment of this distribution is $15.00 per share.

April 17, 2026	June 17, 2026
In an amount (if positive) such that our net asset value as of April 30, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period April 1, 2026 through April 30, 2026 and the payment of this distribution is $15.00 per share.

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
Consolidated operating results for the three months ended December 31, 2025, September 30, 2025, and December 31, 2024 are as follows:

	Three months ended			Variances	Variances
	December 31, 2025	September 30, 2025	December 31, 2024	December 31, 2025 vs. September 30, 2025	December 31, 2025 vs. December 31, 2024
	(In thousands)
Interest income	$50,848	$47,704	$34,538	$3,144	$16,310
Payment-in-kind interest income	3,768	2,532	2,306	1,236	1,462
Discount Amortization	2,156	1,698	953	458	1,203
Non-cash dividend income	240	241	94	(1)	146
Dividend income	152	131	67	21	85
Fee income	225	493	114	(268)	111
Total investment income	57,389	52,799	38,072	4,590	19,317
Net expenses	27,313	25,878	19,890	1,435	7,423
Net investment income	30,076	26,921	18,182	3,155	11,894
Net realized gain (loss) on investment transactions	236	196	136	40	100
Net change in unrealized appreciation (depreciation) on investment transactions	(348)	1,097	1,974	(1,445)	(2,322)
Net increase (decrease) in net assets resulting from operations	$29,964	$28,214	$20,292	$1,750	$9,672
Average earning debt investments, at fair value	$2,294,730	$1,993,053	$1,379,881	$301,677	$914,849
Average earning preferred equity investments, at fair value	$7,284	$6,949	$2,719	$335	$4,565
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
Investment Income
Investment income increased from the three months ended September 30, 2025 to the three months ended December 31, 2025 by $4.6 million, primarily due to an increase in interest income due to an increase in average earning debt investments balance of $301.7 million that was partially offset by the impact of declining interest base and spread rates.
Investment income increased from the three months ended December 31, 2024 to the three months ended December 31, 2025 by $19.3 million, primarily due to an (1) increase in interest and payment-in-kind (“PIK”) interest income due to an increase in the average earning debt investments balance of $914.8 million and (2) increased discount amortization and prepayment fee income driven by increased loan repayments that was partially offset by the impact of declining interest base and spread rates.

The annualized income yield by debt security type for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024 are as follows:

	Three months ended
	December 31, 2025	September 30, 2025	December 31, 2024
Senior secured	8.9%	9.3%	10.0%
One stop	9.3%	9.8%	10.6%
Second lien	12.7%	12.8%	14.3%
Subordinated debt	10.4%	10.2%	11.6%
Income yields on senior secured loans and one stop loans decreased for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024 and for the three months ended December 31, 2025 as compared to the three months ended September 30, 2025, primarily due to the impact of declining interest base and spread rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 96.2% of our loan portfolio at fair value is subject to an interest rate floor. As of December 31, 2025 and September 30, 2025, the weighted average base rate floor of our loans was 0.69% and 0.75%, respectively.
As of December 31, 2025, we have second lien investments in one portfolio company and subordinated debt investments increased to four portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.
For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses
The following table summarizes our expenses for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024:

	Three months ended			Variances	Variances
	December 31, 2025	September 30, 2025	December 31, 2024	December 31, 2025 vs. September 30, 2025	December 31, 2025 vs. December 31, 2024
	(In thousands)
Interest and facility fee expenses	$18,603	$17,687	$13,857	$916	$4,746
Amortization of debt issuance costs	990	991	951	(1)	39
Base management fee, net of waiver	2,947	2,609	1,811	338	1,136
Income incentive fee, net of waiver	3,351	3,017	2,056	334	1,295
Capital gain incentive fee accrued under GAAP	83	236	316	(153)	(233)
Administrative service fee	732	606	436	126	296
Professional fees	522	645	389	(123)	133
General and administrative expenses	85	87	74	(2)	11
Net expenses	$27,313	$25,878	$19,890	$1,435	$7,423
Average debt outstanding	$1,299,769	$1,179,553	$767,618	$120,216	$532,151
Interest Expense
Interest and other debt financing expenses, net of amortization of debt issuance costs, increased by $0.9 million from the three months ended September 30, 2025 to the three months ended December 31, 2025 primarily due to an increase in average debt outstanding of $120.2 million that was partially offset by lower interest base rates on our floating rate borrowings and, to a lesser extent, reduced interest rate spreads incurred on our BNP Credit Facility (as defined in “Note 8 Borrowings” of our consolidated financial statements) resulting from the November 2025 amendment that reduced the interest rate spread to SOFR plus 1.85% from SOFR plus 2.10% (the “BNP Amendment”). Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $4.8 million from the three months ended December 31, 2024 to the three months ended December 31, 2025, primarily due to an increase in average debt outstanding of $532.2 million that was partially offset by lower interest base rates on our floating rate borrowings and reduced interest rate spreads resulting from (1) the June 2025 amendment to our DB Credit Facility (as defined in “Note 8 Borrowings” of our consolidated financial statements) that reduced the interest rate spread to SOFR plus 1.75% from SOFR plus 2.35%, (2) the June 2025 issuance of our 2025 Debt Securitization (as defined in “Note 8 Borrowings” of our consolidated financial statements) that bears interest at three-month SOFR plus a weighted average spread of 1.68% and, to a lesser extent, (3) the BNP Amendment. For more information about our outstanding borrowings for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024, including the terms thereof, see Note 8 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended December 31, 2025, September 30, 2025, and December 31, 2024, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 6.0%, 6.3% and 7.7%, respectively.
The effective annualized average interest rate decreased from both the three months ended December 31, 2025 compared to the three months ended September 30, 2025 and the three months ended December 31, 2025 compared to the three months ended December 31, 2024 primarily due to decreased interest base rates and, to a lesser extent, due to lower interest rate spreads on our BNP Facility and DB Facility.

Management Fee
The base management fee, net of waiver, increased as a result of an increase in average gross assets for the three months ended September 30, 2025 to the three months ended December 31, 2025. The base management fee, net of waiver, increased as a result of an increase in average gross assets for the three months ended December 31, 2024 to the three months ended December 31, 2025.
Incentive Fees
The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.
For the three months ended December 31, 2025, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee, as a percentage of Pre-Incentive Fee Net Investment Income was 20.0%. GC Advisors has agreed to irrevocably waive the portion of the Income Incentive Fee that exceeds 10% of Pre-Incentive Fee Net Investment Income for periods ending on or prior to the date of the closing of a Liquidity Event. The Income Incentive Fee, net of waiver, increased by $0.3 million from the three months ended September 30, 2025 to the three months ended December 31, 2025, primarily due to an increase in Pre-Incentive Fee Net Investment Income driven by net funds growth and a greater rate of return on the value of our net assets. The Income Incentive Fee, net of waiver, increased by $1.3 million from the three months ended December 31, 2024 to the three months ended December 31, 2025, primarily due to an increase in Pre-Incentive Fee Net Investment Income driven by net funds growth.
As of December 31, 2025 and September 30, 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of both December 31, 2025 and September 30, 2025, there was $1.4 million of capital gain incentive fee accrual under GAAP included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition. For the three months ended December 31, 2025, September 30, 2025, December 31, 2024, the accrual for a capital gain incentive fee under GAAP was $0.1 million, $0.2 million and $0.3 million, respectively.
Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of December 31, 2025 and September 30, 2025, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.
Professional Fees, Administrative Service Fee and General and Administrative Expenses
In total, professional fees, the administrative service fee, and general and administrative expenses increased by less than $0.1 million from the three months ended September 30, 2025 to the three months ended December 31, 2025 primarily due to higher administrative expenses associated with servicing a growing portfolio.
In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.4 million from the three months ended December 31, 2024 to the three months ended December 31, 2025 primarily due to higher administrative expenses and professional fees associated with servicing a growing portfolio.
The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2025, September 30, 2025, and 2025 were $0.6 million, $0.7 million, and $0.3 million, respectively.
As of December 31, 2025 and September 30, 2025, included in accounts payable and other liabilities were $0.7 million and $0.6 million of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses
The following table summarizes our net realized and unrealized gains (losses) for the three months ended December 31, 2025, September 30, 2025, and December 31, 2024:

	Three months ended			Variances	Variances
	December 31, 2025	September 30, 2025	December 31, 2024	December 31, 2025 vs. September 30, 2025	December 31, 2025 vs. December 31, 2024
	(In thousands)
Net realized gain (loss) from foreign currency transactions	$236	$196	$136	$40	$100
Net realized gain (loss) on investment transactions	$236	$196	$136	$40	$100
Unrealized appreciation from investments	$5,335	$4,470	$4,156	$865	$1,179
Unrealized (depreciation) from investments	(5,489)	(3,237)	(1,400)	(2,252)	(4,089)
Unrealized appreciation (depreciation) from forward currency contracts	(10)	102	97	(112)	(107)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(184)	(238)	(879)	54	695
Net change in unrealized appreciation (depreciation) on investment transactions	$(348)	$1,097	$1,974	$(1,445)	$(2,322)
During the three months ended December 31, 2025, we had a net realized gain of $0.2 million, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars. During the three months ended September 30, 2025, we had a net realized gain of $0.2 million, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars. During the three months ended December 31, 2024, we had a net realized gain of $0.1 million, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars.
For the three months ended December 31, 2025, we had $5.3 million in unrealized appreciation on 72 portfolio company investments, which was offset by $5.5 million in unrealized depreciation on 179 portfolio company investments.
For the three months ended September 30, 2025, we had $4.5 million in unrealized appreciation on 74 portfolio company investments, which was offset by $3.2 million in unrealized depreciation on 153 portfolio company investments.
For the three months ended December 31, 2024, we had $4.2 million in unrealized appreciation on 56 portfolio company investments, which was offset by $1.4 million in unrealized depreciation on 109 portfolio company investments.
Unrealized appreciation for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments.
Unrealized depreciation for the three months ended December 31, 2025 primarily resulted from isolated deterioration in the credit performance of certain portfolio companies that were taken to non-accrual status as well as isolated deterioration in the credit performance of a small number of portfolio companies. Unrealized depreciation for the three months ended September 30, 2025 and December 31, 2024 primarily resulted from amortization of discounts on originated loans during the year and a modest decrease in market prices of certain portfolio company investments.

Liquidity and Capital Resources
For the three months ended December 31, 2025, we experienced a net increase in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies of $72.8 million. During the period, we used $128.0 million in operating activities, primarily as a result of fundings of portfolio investments of $267.9 million, partially offset by proceeds from principal payments and sales of portfolio investments of $108.3 million. During the same period, cash provided by financing activities was $200.8 million, primarily driven by borrowings on debt of $220.7 million and proceeds from the issuance of common shares of $94.7 million, partially offset by repayments of debt of $91.0 million and distributions paid of $23.5 million.
For the three months ended December 31, 2024, we experienced a net increase in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies of $6.3 million. During the period, we used $196.4 million in operating activities, primarily as a result of fundings of portfolio investments of $226.1 million, partially offset by proceeds from principal payments and sales of portfolio investments of $6.5 million. During the same period, cash provided by financing activities was $202.7 million, primarily driven by borrowings on debt of $578.1 million and proceeds from the issuance of common stock of $100.7 million, partially offset by repayments of debt of $459.2 million and distributions paid of $16.8 million.
As of December 31, 2025 and September 30, 2025, we had cash of $10.8 million and $0.8 million, cash equivalents of $8.9 million and $13.5 million, foreign currencies of $1.7 million and $3.5 million, restricted cash of $31.4 million and $13.0 million, restricted cash equivalents of $81.1 million and $32.5 million and restricted foreign currencies of $5.2 million and $2.9 million, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our credit facilities, as applicable.
As of December 31, 2025 and September 30, 2025, we had investor capital subscriptions totaling $1,523.6 million and $1,523.6 million, respectively, of which $1,131.4 million and $1,036.4 million, respectively, had been called and contributed, leaving $392.2 million and $487.3 million of uncalled investor capital subscriptions, respectively.
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
DB Credit Facility - On March 28, 2024, we and GBDC 4 Funding II entered into the DB Credit Facility (as defined in Note 8 of our consolidated financial statements) with Deutsche Bank. As of December 31, 2025 and 2025, the DB Credit Facility, as amended, allowed GBDC 4 Funding II to borrow up to $300.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2025 and September 30, 2025, we had $196.5 million and $198.1 million, respectively, outstanding under the DB Credit Facility. As of December 31, 2025, subject to leverage and borrowing base restrictions, we had approximately $103.5 million of remaining commitments and $1.8 million of availability on the DB Credit Facility.
BNP Credit Facility - On August 15, 2024, we and GBDC 4 Funding III entered into the BNP Credit Facility (as defined in Note 8 of our consolidated financial statements) with BNP Paribas. As of December 31, 2025 and September 30, 2025, the BNP Credit Facility allowed GBDC 4 Funding III to borrow up to $750.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2025 and September 30, 2025, we had outstanding debt of $324.2 million and $192.2 million, respectively, under the BNP Credit Facility. As of December 31, 2025, subject to leverage and borrowing base restrictions, we had approximately $425.8 million of remaining commitments and $128.7 million of availability on the BNP Credit Facility.

Adviser Revolver - As of December 31, 2025 and September 30, 2025, we were permitted to borrow up to $100.0 million at any one time outstanding under the Adviser Revolver. As of December 31, 2025, we had $100.0 million of remaining commitments and availability under the Adviser Revolver. As of December 31, 2025 and September 30, 2025, we had no outstanding debt under the Adviser Revolver.
Debt Securitizations
2025 Debt Securitization - On June 20, 2025, we completed the 2025 Debt Securitization. The Class A-1 2025 Notes, Class A-2 2025 Notes and Class B 2025 Notes (each as defined in Note 8 of our consolidated financial statements) are included in the December 31, 2025 Consolidated Statements of Financial Condition as our debt, and the Class C 2025 Notes and Subordinated 2025 Notes were eliminated in consolidation. As of December 31, 2025, we had outstanding debt of $799.3 million under the 2025 Debt Securitization.
Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations
In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 1, 2022, our sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, our asset coverage requirement is reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of December 31, 2025, our asset coverage for borrowed amounts was 186.6%.
As of December 31, 2025, we had outstanding commitments to fund investments totaling $459.4 million, including $182.0 million of unfunded commitments on revolvers. As of September 30, 2025, we had outstanding commitments to fund investments totaling $462.7 million, including $176.0 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement as of December 31, 2025 and September 30, 2025, respectively. A summary of maturity requirements for our principal borrowings under the DB Credit Facility, BNP Credit Facility, the 2025 Debt Securitization and the Adviser Revolver as of December 31, 2025 are included in Note 8 of our consolidated financial statements. We did not have any other material contractual payment obligations as of December 31, 2025. As of December 31, 2025, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash and restricted cash balances that we maintain, availability under our DB Credit Facility, BNP Credit Facility, 2025 Debt Securitization and Adviser Revolver, as well as ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.
In addition, we have entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 of our consolidated financial statements for outstanding forward currency contracts as of December 31, 2025. As of September 30, 2025, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and could realize a loss. We seek to minimize market risk through monitoring our investments and borrowings.
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

Portfolio Composition, Investment Activity and Yield
As of December 31, 2025 and September 30, 2025, we had investments in 240 and 218 portfolio companies, respectively, with a total fair value of $2,382.2 million and $2,209.2 million, respectively.
The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024:

	Three months ended
	December 31, 2025		September 30, 2025		December 31, 2024
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$40,464	14.2%	$18,685	4.2%	$7,448	2.9%
One stop	242,525	85.3	394,766	89.3	251,340	96.1
Second lien	—	—	9,218	2.1	—	—
Subordinated debt	—	—	16,822	3.8	—	—
Equity	1,268	0.5	3,127	0.6	2,648	1.0
Total new investment commitments	$284,257	100.0%	$442,618	100.0%	$261,436	100.0%
For the three months ended December 31, 2025 and 2024, we had approximately $108.3 million and $6.5 million, respectively, in proceeds from principal payments and sales of portfolio investments.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2025(1)			As of September 30, 2025(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$90,023	$89,317	$89,912	$77,389	$76,691	$77,408
Non-accrual(3)	—	—	—	—	—	—
One stop:
Performing	2,236,130	2,204,276	2,229,934	2,069,014	2,037,002	2,063,173
Non-accrual(3)	577	544	474	—	—	—
Second lien:
Performing	3,509	3,469	3,523	12,674	12,600	12,722
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	21,564	21,255	21,564	20,908	20,615	20,741
Non-accrual(3)	—	—	—	—	—	—
Equity
Performing	N/A	30,666	36,756	N/A	29,539	35,130
Non-accrual(3)	N/A	—	—	N/A	—	—
Total	$2,351,803	$2,349,527	$2,382,163	$2,179,985	$2,176,447	$2,209,174

(1)As of December 31, 2025, $353.9 million and $358.2 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest. As of December 31, 2025, $0.5 million and $0.5 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
(2)As of September 30, 2025, $325.9 million and $330.8 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest.
(3)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. Preferred equity securities accruing contractual PIK dividend income may be placed on non-accrual status if there is reasonable doubt that the amortized cost or capitalized PIK and non-cash dividend income is collectible. See “— Critical Accounting Policies — Revenue Recognition.”

As of December 31, 2025, we had loans in one portfolio company on non-accrual status, and non-accrual investments as a percentage of total investments at both cost and fair value was less than 0.1%. As of September 30, 2025, we had no loans on non-accrual status.
As of December 31, 2025 and September 30, 2025, the fair value of our debt investments as a percentage of the outstanding principal value was 99.7% and 99.7%, respectively.
The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2025, September 30, 2025 and December 31, 2024:

	Three months ended
	December 31, 2025	September 30, 2025	December 31, 2024
Weighted average rate of new investment fundings	8.4%	9.1%	9.3%
Weighted average spread over the applicable base rate of new floating rate investment fundings	4.7%	5.0%	5.0%
Weighted average fees of new investment fundings	0.5%	0.6%	0.9%
Weighted average rate of sales and payoffs of portfolio investments	8.9%	10.9%	10.4%
As of December 31, 2025, 96.2% and 96.2% of our debt portfolio at amortized cost and fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2025, 96.6% and 96.6% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of December 31, 2025 and September 30, 2025, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $85.7 million and $89.5 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.
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
The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2025 and September 30, 2025:

	As of December 31, 2025		As of September 30, 2025
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)		Percentage of Total Investments
5	$57,223	2.4%	$144,827		6.5%
4	2,291,753	96.2	2,053,909		93.0
3	32,713	1.4	10,438		0.5
2	474	0.0 †	0	*	0.0 †
1	—	—	—		—
Total	$2,382,163	100.0%	$2,209,174		100.0%

* Represents an amount less than $1.
† Represents an amount less than 0.1%.
The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of December 31, 2025 and September 30, 2025:

	Average Price[1]
Category	As of December 31, 2025	As of September 30, 2025
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.9%	99.8%
Internal Performance Rating 3 (Performing Below Expectations)	91.9	94.8
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	82.0	—
Total	99.7%	99.7%

(1)Includes only debt investments held as of December 31, 2025 and September 30, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

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
•GC Advisors has agreed to irrevocably waive all Income Incentive Fees payable pursuant to the Investment Advisory Agreement for the periods ending prior to April 1, 2024 (the “Waiver Period”). In addition, GC Advisors agreed during the Waiver Period to defer payment of any Capital Gain Incentive Fee until after the Waiver Period, if and to the extent a Capital Gain Incentive Fee becomes payable as of any date after the Waiver Period.
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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a subscription agreement with us to purchase our common stock on the same terms and conditions as other investors for a capital subscription of $100.0 million. As of December 31, 2025, we have issued 6,667,366.664 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $100.0 million and have also issued 139,172.373 shares to GGP Class B-P, LLC through the DRIP.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., or GBDC, a publicly-traded business development company (Nasdaq: GBDC), Golub Capital Direct Lending Corporation, or GDLC, Golub Capital Direct Lending Unlevered Corporation, or GDLCU, Golub Capital Private Credit Fund, or GCRED, Golub Capital Private Income Fund I, or GPIF I, and Golub Capital Private Income Fund S, or GPIF S, all of which are business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, our officers and directors serve in similar capacities for GBDC, GDLC, GDLCU, GCRED, GPIF I and GPIF S. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC, GDLC, GDLCU, GCRED, GPIF I, GPIF S, and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts.

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
Pursuant to Rule 2a-5 under the 1940 Act, as recently amended, our board of directors, as permitted, has designated GC Advisors as our Valuation Designee (the “Valuation Designee”) to perform the determination of fair value of our investments for which market quotations are not readily available, or valued by a third-party pricing service, in accordance with our valuation policies and procedures, subject to the oversight of our board of directors.
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
In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2025 and 2024. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.
Valuation of Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both December 31, 2025 and September 30, 2025 were valued using Level 3 inputs. As of both December 31, 2025 and September 30, 2025, all money market funds included in cash equivalents and restricted cash equivalents were valued using Level 1 inputs. As of December 31, 2025 and September 30, 2025, all forward currency contracts were valued using Level 2 inputs.

When determining fair value of Level 3 debt and equity investments, the Valuation Designee could take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that could affect the price at which similar investments could be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. A portfolio company’s EBITDA could include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value. The Valuation Designee may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood when performing the enterprise value analysis. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.
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

Revenue Recognition
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
Non-accrual investments: Loans may be left on accrual status while we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans is $0.5 million as of December 31, 2025. As of September 30, 2025, we had no portfolio company investments on non-accrual status. We review all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected, for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. There were no preferred equity securities on non-accrual status as of December 31, 2025 and September 30, 2025.

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
Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2025 and December 31, 2024, we did not incur any U.S. federal excise tax.
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
Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2025 and September 30, 2025, the weighted average floor on loans subject to floating interest rates was 0.69% and 0.75%, respectively. The DB Credit Facility has a floating interest rate provision based on the applicable base rate plus 1.75%. The BNP Credit Facility has a floating interest rate provision based on the applicable base rate plus 1.85%. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. The Class A-1, Class A-2, and Class B 2025 Notes issued in connection with the 2025 Debt Securitization have floating rate interest provisions based on three-month SOFR plus a spread adjustment. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.
Assuming that the unaudited interim Consolidated Statement of Financial Condition as of December 31, 2025 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(46,043)	$(26,399)	$(19,644)
Down 150 basis points	(34,666)	(19,799)	(14,867)
Down 100 basis points	(23,162)	(13,200)	(9,962)
Down 50 basis points	(11,585)	(6,600)	(4,985)
Up 50 basis points	11,593	6,600	4,993
Up 100 basis points	23,186	13,200	9,986
Up 150 basis points	34,779	19,799	14,980
Up 200 basis points	46,371	26,399	19,972

(1)    Assumes applicable three-month base rate as of December 31, 2025, with the exception of SONIA and Prime that utilize the December 31, 2025 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2025, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the 2025 Debt Securitization, DB Credit Facility, BNP Credit Facility and the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.
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

Item 4. Controls and Procedures.
As of December 31, 2025 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
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
Item 1A: Risk Factors.
There have been no material changes during the three months ended December 31, 2025 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2025.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.
Previously disclosed on Form 8-K filings.
Item 3: Defaults Upon Senior Securities.
None.
Item 4: Mine Safety Disclosures.
None.
Item 5: Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Golub Capital BDC 4, Inc.

Date: February 6, 2026	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2026	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)