Form 10-Q
period 2026-03-31
Golub Capital BDC 4, Inc.
filed 2026-05-07
CIK 1901612

_____________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of May 7, 2026, the Registrant had 81,864,005.909 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2026	September 30, 2025
	(unaudited)
Assets
Non-controlled / non-affiliate company investments at fair value (amortized cost of $2,489,435 and $2,176,447, respectively)	$2,483,694	$2,209,174
Cash	234	792
Cash equivalents	9,500	13,499
Foreign currencies (cost of $1,744 and $3,100, respectively)	2,073	3,529
Restricted cash	25,302	12,998
Restricted cash equivalents	25,076	32,542
Restricted foreign currencies (cost of $3,355 and $2,869, respectively)	2,706	2,947
Interest receivable	15,305	19,645
Receivable for investments	1,244	1,355
Capital call receivable	325	94
Unrealized appreciation on forward currency contracts	40	—
Other assets	784	840
Total Assets	$2,566,283	$2,297,415
Liabilities
Debt	$1,333,243	$1,189,555
Less unamortized debt issuance costs	(6,346)	(8,281)
Debt less unamortized debt issuance costs	1,326,897	1,181,274
Interest payable	14,018	18,244
Distributions payable	—	19,791
Management and income incentive fees payable	6,210	5,741
Payable for investments purchased	4,649	—
Unrealized depreciation on forward currency contracts	605	864
Accrued trustee fees	116	52
Accounts payable and other liabilities	1,399	2,894
Total Liabilities	1,353,894	1,228,860
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2026 and September 30, 2025	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 81,864,005.909 and 71,236,992.933 shares issued and outstanding as of March 31, 2026 and September 30, 2025, respectively	82	71
Paid in capital in excess of par	1,227,504	1,068,109
Distributable earnings (losses)	(15,197)	375
Total Net Assets	1,212,389	1,068,555
Total Liabilities and Total Net Assets	$2,566,283	$2,297,415
Number of common shares outstanding	81,864,005.909	71,236,992.933
Net asset value per common share	$14.81	$15.00

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Investment income
Interest income	$51,581	$38,699	$104,585	$74,190
Payment-in-kind interest income	3,583	2,265	7,351	4,571
Dividend income	243	114	635	275
Fee income	134	136	359	250
Total investment income	55,541	41,214	112,930	79,286
Expenses
Interest and other debt financing expenses	18,921	14,797	38,514	29,605
Base management fee	8,404	5,430	16,508	10,409
Incentive fee	4,980	4,786	11,765	9,213
Administrative service fee	789	527	1,521	963
Professional fees	564	367	1,086	756
General and administrative expenses	111	71	196	145
Total expenses	33,769	25,978	69,590	51,091
Base management fee waived (Note 4)	(5,348)	(3,455)	(10,505)	(6,623)
Incentive fee waived (Note 4)	(3,210)	(2,348)	(6,561)	(4,403)
Net expenses	25,211	20,175	52,524	40,065
Net investment income	30,330	21,039	60,406	39,221
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Foreign currency transactions	258	145	494	281
Net realized gain (loss) on investment transactions	258	145	494	281
Net change in unrealized appreciation (depreciation) from:
Investments	(35,651)	935	(35,805)	3,691
Forward currency contracts	309	(256)	299	(159)
Translation of assets and liabilities in foreign currencies	(509)	400	(693)	(479)
Net change in unrealized appreciation (depreciation) on investment transactions	(35,851)	1,079	(36,199)	3,053
Net gain (loss) on investment transactions	(35,593)	1,224	(35,705)	3,334
Net increase (decrease) in net assets resulting from operations	$(5,263)	$22,263	$24,701	$42,555
Per Common Share Data
Basic and diluted earnings (loss) per common share (Note 11)	$(0.07)	$0.43	$0.33	$0.89
Basic and diluted weighted average common shares outstanding (Note 11)	78,380,840	51,286,041	75,431,905	47,659,337

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2024	43,346,830.170	$43	$649,853	$306	$650,202
Issuance of common stock	11,793,923.949	12	176,896	—	176,908
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	39,221	39,221
Net realized gain (loss) on investment transactions	—	—	—	281	281
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	3,053	3,053
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	562,361.453	1	8,435	—	8,436
Distributions from distributable earnings (losses)	—	—	—	(26,723)	(26,723)
Distributions declared and payable	—	—	—	(15,832)	(15,832)
Total increase (decrease) for the six months ended March 31, 2025	12,356,285.402	13	185,331	—	185,344
Balance at March 31, 2025	55,703,115.572	$56	$835,184	$306	$835,546
Balance at December 31, 2024	50,350,054.895	$50	$754,895	$306	$755,251
Issuance of common stock	5,068,192.197	5	76,017	—	76,022
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	21,039	21,039
Net realized gain (loss) on investment transactions	—	—	—	145	145
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	1,079	1,079
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	284,868.480	1	4,272	—	4,273
Distributions from distributable earnings (losses)	—	—	—	(6,431)	(6,431)
Distributions declared and payable	—	—	—	(15,832)	(15,832)
Total increase (decrease) for the three months ended March 31, 2025	5,353,060.677	6	80,289	—	80,295
Balance at March 31, 2025	55,703,115.572	$56	$835,184	$306	$835,546
Balance at September 30, 2025	71,236,992.933	$71	$1,068,109	$375	$1,068,555
Issuance of common stock	9,838,447.324	10	147,567	—	147,577
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	60,406	60,406
Net realized gain (loss) on investment transactions	—	—	—	494	494
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(36,199)	(36,199)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	788,565.652	1	11,828	—	11,829
Distributions from distributable earnings (losses)	—	—	—	(40,273)	(40,273)
Total increase (decrease) for the six months ended March 31, 2026	10,627,012.976	11	159,395	(15,572)	143,834
Balance at March 31, 2026	81,864,005.909	$82	$1,227,504	$(15,197)	$1,212,389
Balance at December 31, 2025	77,959,283.765	$78	$1,168,936	$375	$1,169,389
Issuance of common stock	3,500,503.191	3	52,505	—	52,508
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	30,330	30,330
Net realized gain (loss) on investment transactions	—	—	—	258	258
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(35,851)	(35,851)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	404,218.953	1	6,063	—	6,064
Distributions from distributable earnings (losses)	—	—	—	(10,309)	(10,309)
Total increase (decrease) for the three months ended March 31, 2026	3,904,722.144	4	58,568	(15,572)	43,000
Balance at March 31, 2026	81,864,005.909	$82	$1,227,504	$(15,197)	$1,212,389
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$24,701	$42,555
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	1,962	1,921
Amortization of deferred offering costs	—	68
Accretion of discounts and amortization of premiums	(3,508)	(2,437)
Net realized (gain) loss on foreign currency transactions	(494)	(281)
Net change in unrealized (appreciation) depreciation on investments	35,805	(3,691)
Net change in unrealized (appreciation) depreciation on forward currency contracts	(299)	159
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	693	479
Proceeds from (fundings of) revolving loans, net	(9,981)	(3,183)
Fundings of investments	(419,498)	(371,639)
Proceeds from principal payments and sales of portfolio investments	128,646	51,512
Payment-in-kind interest capitalized	(7,344)	(4,561)
Non-cash dividends capitalized	(483)	(208)
Proceeds from non-cash dividends	—	170
Changes in operating assets and liabilities:
Interest receivable	4,340	5,059
Receivable for investments	111	4,040
Other assets	56	27
Interest payable	(4,226)	(396)
Management and income incentive fees payable	469	1,088
Payable for investments purchased	4,649	—
Accrued trustee fees	64	6
Accounts payable and other liabilities	(1,495)	172
Net cash provided by (used in) operating activities	(245,832)	(279,140)
Cash flows from financing activities
Borrowings on debt	415,476	865,804
Repayments of debt	(270,195)	(719,777)
Capitalized debt issuance costs	(26)	(1,181)
Proceeds from issuance of common shares	147,346	176,834
Distributions paid	(48,235)	(33,791)
Net cash provided by (used in) financing activities	244,366	287,889
Net change in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies	(1,466)	8,749
Effect of foreign currency exchange rates	50	(1,050)
Cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies, beginning of period	66,307	34,847
Cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies, end of period	$64,891	$42,546
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$40,778	$28,079
Distributions declared for the period	40,273	42,555
Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$231	$75
Stock issued in connection with dividend reinvestment plan	11,829	8,436
Change in distributions payable	(19,791)	330

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)
The following table provides a reconciliation of cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	March 31, 2026	September 30, 2025
Cash	$234	$792
Cash equivalents	9,500	13,499
Foreign currencies (cost of $1,744 and $3,100, respectively)	2,073	3,529
Restricted cash	25,302	12,998
Restricted cash equivalents	25,076	32,542
Restricted foreign currencies (cost of $3,355 and $2,869, respectively)	2,706	2,947
Total cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows (1)	$64,891	$66,307
(1) See Note 2 for a description of cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
Jeppesen Holdings, LLC#	One stop	SF +	4.75%	(j)	8.42%				11/2032	$19,437	$19,359	1.6%	$19,049
Jeppesen Holdings, LLC(5)	One stop				N/A(6)				11/2032	—	(4)	—	(20)
PPW Aero Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.70%				09/2031	14,502	14,219	1.2	14,433
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(a)(j)	8.91%				09/2031	129	125	—	126
PPW Aero Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(1)	—	—
PPW Aero Buyer, Inc.*^	One stop	SF +	5.00%	(j)	8.70%				09/2031	2,094	2,074	0.2	2,084
PPW Aero Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.70%				09/2031	2,437	2,416	0.2	2,425
PPW Aero Buyer, Inc.#	One stop	SF +	5.00%	(j)	8.70%				09/2031	614	611	0.1	611
PPW Aero Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(9)	—	(10)
Titan BW Borrower L.P.#(25)	One stop	SF +	5.38%	(j)	6.17%	cash/	2.88%	PIK	07/2032	7,751	7,679	0.6	7,663
Titan BW Borrower L.P.(5)	One stop				N/A(6)				07/2032	—	(12)	—	(12)
Titan BW Borrower L.P.	One stop	SF +	4.75%	(j)	8.42%				07/2032	387	383	—	381
										47,351	46,840	3.9	46,730
Air Freight & Logistics
RJW Group Holdings, Inc.^	One stop	SF +	5.00%	(j)	8.70%				11/2031	12,449	12,244	1.0	12,333
RJW Group Holdings, Inc.	One stop	SF +	5.00%	(k)	8.73%				11/2031	786	771	0.1	778
RJW Group Holdings, Inc.#^	One stop	SF +	5.00%	(j)	8.70%				11/2031	9,108	9,024	0.7	9,023
RJW Group Holdings, Inc.(5)	One stop				N/A(6)				11/2031	—	(7)	—	(14)
										22,343	22,032	1.8	22,120
Auto Components
Arnott, LLC^	One stop	SF +	4.75%	(k)	8.49%				11/2030	1,254	1,244	0.1	1,209
Arnott, LLC	One stop	SF +	4.75%	(j)(k)	8.41%				11/2030	157	155	—	149
Collision SP Subco, LLC^	One stop	SF +	4.75%	(j)	8.42%				01/2030	9,891	9,765	0.9	9,891
Collision SP Subco, LLC^	One stop	SF +	4.75%	(j)(k)	8.46%				01/2030	5,774	5,736	0.5	5,774
Collision SP Subco, LLC	One stop	SF +	4.75%	(j)	8.42%				01/2030	238	217	—	238
Collision SP Subco, LLC#	One stop	SF +	4.75%	(j)	8.42%				01/2030	70	69	—	70
Collision SP Subco, LLC	One stop	SF +	4.75%	(k)	8.48%				01/2030	160	153	—	160
OEConnection, LLC*#^	One stop	SF +	4.50%	(i)	8.17%				12/2032	21,858	21,703	1.8	21,941
OEConnection, LLC(5)	One stop				N/A(6)				12/2032	—	(15)	—	8
OEConnection, LLC(5)	One stop				N/A(6)				12/2032	—	(7)	—	9
										39,402	39,020	3.3	39,449
Automobiles
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(a)(j)	8.94%				06/2030	649	639	0.1	640
CAP-KSI Holdings, LLC*#^	One stop	SF +	5.25%	(j)	8.94%				06/2030	8,331	8,246	0.7	8,244
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(j)	8.95%				12/2029	792	782	0.1	782
High Bar Brands Operating, LLC#	Senior secured	SF +	5.25%	(j)	8.95%				12/2029	165	163	—	163
High Bar Brands Operating, LLC(5)	Senior secured				N/A(6)				12/2029	—	(3)	—	(3)
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(j)	8.95%				12/2029	140	139	—	138
Lincoln Acq Buyer, LLC#	One stop	SF +	4.50%	(j)	8.20%				11/2032	1,943	1,934	0.2	1,943
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(j)	8.20%				11/2032	19	18	—	19
Lincoln Acq Buyer, LLC(5)	One stop				N/A(6)				11/2032	—	(4)	—	—
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(j)	8.17%				11/2032	233	232	—	233
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(j)	8.16%				11/2032	78	77	—	78
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(k)	8.66%				07/2029	343	341	—	343
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.00%	(j)	8.70%				07/2029	30,167	29,956	2.5	30,167
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(k)	8.59%				07/2029	662	658	0.1	662
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(j)	8.70%				07/2029	386	385	—	386
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Quick Quack Car Wash Holdings, LLC	One stop	SF +	5.00%	(i)	8.67%	06/2031	$356	$350	—%	$356
Quick Quack Car Wash Holdings, LLC	One stop	SF +	5.00%	(i)	8.67%	06/2031	1,706	1,701	0.1	1,706
Quick Quack Car Wash Holdings, LLC*^	One stop	SF +	5.00%	(i)	8.67%	06/2031	28,190	28,015	2.3	28,190
Quick Quack Car Wash Holdings, LLC(5)	One stop				N/A(6)	06/2031	—	(15)	—	—
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	5.00%	(i)	8.67%	06/2031	1,583	1,564	0.1	1,583
Strickland's Enterprises, LLC#	Senior secured	SF +	4.50%	(j)	8.17%	01/2031	2,431	2,419	0.2	2,418
Strickland's Enterprises, LLC(5)	Senior secured				N/A(6)	01/2031	—	(1)	—	(1)
Strickland's Enterprises, LLC(5)	Senior secured				N/A(6)	01/2031	—	(4)	—	(4)
TWAS Holdings, LLC#	One stop	SF +	4.75%	(i)	8.42%	12/2029	740	737	0.1	740
TWAS Holdings, LLC(5)	One stop				N/A(6)	12/2029	—	(12)	—	—
Yorkshire Parent, Inc.	Senior secured	SF +	4.50%	(j)	8.17%	12/2029	8	8	—	8
Yorkshire Parent, Inc.#	Senior secured	SF +	4.50%	(j)	8.17%	12/2029	42	42	—	42
Yorkshire Parent, Inc.^	Senior secured	SF +	4.50%	(j)	8.20%	12/2029	17,435	17,266	1.4	17,435
Yorkshire Parent, Inc.	Senior secured	SF +	4.50%	(a)(j)	8.19%	12/2029	1,347	1,311	0.1	1,347
Yorkshire Parent, Inc.^	Senior secured	SF +	4.50%	(j)	8.17%	12/2029	4,831	4,790	0.4	4,831
							102,577	101,734	8.4	102,446
Banks
OSP Hamilton Purchaser, LLC^	One stop	SF +	4.75%	(j)	8.42%	12/2029	3,850	3,820	0.3	3,754
OSP Hamilton Purchaser, LLC^	One stop	SF +	4.75%	(j)	8.42%	12/2029	3,683	3,654	0.3	3,591
OSP Hamilton Purchaser, LLC	One stop	SF +	4.75%	(j)	8.42%	12/2029	337	332	—	314
OSP Hamilton Purchaser, LLC	One stop	SF +	4.75%	(j)	8.45%	12/2029	3,061	3,047	0.3	2,978
Empyrean Solutions, LLC^	One stop	SF +	4.50%	(j)	8.20%	11/2031	1,484	1,478	0.1	1,432
Empyrean Solutions, LLC(5)	One stop				N/A(6)	11/2031	—	(1)	—	(8)
Empyrean Solutions, LLC(5)	One stop				N/A(6)	11/2031	—	(2)	—	(21)
							12,415	12,328	1.0	12,040
Beverages
Financial Information Technologies, LLC^	One stop	SF +	4.75%	(j)	8.45%	06/2030	6,378	6,302	0.5	6,314
Financial Information Technologies, LLC^	One stop	SF +	4.75%	(j)	8.45%	06/2030	2,600	2,578	0.2	2,574
Financial Information Technologies, LLC(5)	One stop				N/A(6)	06/2030	—	(4)	—	(18)
Financial Information Technologies, LLC#	One stop	SF +	4.75%	(j)	8.45%	06/2030	9,404	9,384	0.8	9,310
Spindrift Beverage Co. Inc.	One stop	SF +	5.00%	(j)	8.67%	02/2032	162	152	—	162
Spindrift Beverage Co. Inc.(5)	One stop				N/A(6)	02/2032	—	(3)	—	—
Spindrift Beverage Co. Inc.^	One stop	SF +	5.00%	(j)	8.65%	02/2032	5,073	5,020	0.4	5,073
							23,617	23,429	1.9	23,415
Building Products
BECO Holding Company, Inc.*	One stop	SF +	5.25%	(j)	9.10%	11/2028	1,026	1,022	0.1	1,023
BECO Holding Company, Inc.(5)	One stop				N/A(6)	11/2028	—	(9)	—	(6)
							1,026	1,013	0.1	1,017
Capital Markets
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(j)	8.45%	01/2031	13,986	13,871	1.1	13,567
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(j)	8.44%	01/2031	1,894	1,872	0.1	1,800
BlueMatrix Holdings, LLC*	One stop	SF +	4.75%	(j)	8.45%	01/2031	4,705	4,666	0.4	4,564
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(j)	8.45%	01/2031	1,712	1,701	0.1	1,660
BlueMatrix Holdings, LLC#	One stop	SF +	4.75%	(j)	8.45%	01/2031	2,045	2,038	0.2	1,983
							24,342	24,148	1.9	23,574
Chemicals
AP Adhesives Holdings, LLC(5)	One stop				N/A(6)	04/2032	—	(2)	—	(5)
AP Adhesives Holdings, LLC(5)	One stop				N/A(6)	04/2031	—	(1)	—	(2)
AP Adhesives Holdings, LLC^	One stop	SF +	4.75%	(j)	8.42%	04/2032	1,658	1,651	0.1	1,643
JSG II, Inc. and Checkers USA, Inc.#	One stop	SF +	4.50%	(i)	8.17%	09/2032	3,512	3,496	0.3	3,495
JSG II, Inc. and Checkers USA, Inc.(5)	One stop				N/A(6)	09/2032	—	(2)	—	(2)
JSG II, Inc. and Checkers USA, Inc.(5)	One stop				N/A(6)	09/2032	—	(2)	—	(5)
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Krayden Holdings, Inc.^	Senior secured	SF +	4.75%	(i)	8.45%	03/2029	$924	$918	0.1%	$918
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(j)	8.45%	03/2029	98	96	—	96
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(j)	8.45%	03/2029	288	284	—	281
							6,480	6,438	0.5	6,419
Commercial Services & Supplies
CHA Vision Holdings, Inc.^	One stop	SF +	5.00%	(j)	8.67%	01/2031	18,260	18,114	1.5	18,175
CHA Vision Holdings, Inc.*	One stop	SF +	5.00%	(j)	8.67%	01/2031	5,944	5,897	0.5	5,917
CHA Vision Holdings, Inc.(5)	One stop				N/A(6)	01/2030	—	(11)	—	(6)
CHA Vision Holdings, Inc.#	One stop	SF +	5.00%	(j)	8.67%	01/2031	936	932	0.1	932
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(j)	8.67%	01/2031	208	199	—	198
Dispatch Acquisition Holdings, LLC#	One stop	SF +	4.75%	(j)	8.45%	11/2032	20,230	20,134	1.7	20,133
Dispatch Acquisition Holdings, LLC	One stop	SF +	4.75%	(j)	8.45%	11/2032	1,658	1,642	0.1	1,641
Dispatch Acquisition Holdings, LLC(5)	One stop				N/A(6)	11/2032	—	—	—	(3)
Kleinfelder Intermediate, LLC(5)	One stop				N/A(6)	09/2030	—	(1)	—	(1)
Kleinfelder Intermediate, LLC^	One stop	SF +	4.50%	(j)	8.17%	09/2030	2,006	1,964	0.2	2,001
Kleinfelder Intermediate, LLC(5)	One stop				N/A(6)	09/2028	—	(3)	—	—
Kleinfelder Intermediate, LLC	One stop	SF +	4.50%	(j)	8.17%	09/2030	218	216	—	217
Pearl Acquisition Buyer, Inc.	One stop	SF +	4.50%	(j)	8.20%	12/2032	44	43	—	43
Pearl Acquisition Buyer, Inc.#	One stop	SF +	4.50%	(j)	8.20%	12/2032	2,337	2,332	0.2	2,334
Pearl Acquisition Buyer, Inc.(5)	One stop				N/A(6)	12/2032	—	(2)	—	(1)
PSC Parent, Inc.	One stop	SF +	5.25%	(i)	8.92%	04/2031	1,543	1,537	0.1	1,546
PSC Parent, Inc.^	One stop	SF +	5.25%	(j)	8.92%	04/2031	1,071	1,067	0.1	1,073
PSC Parent, Inc.	One stop	SF +	5.25%	(i)(j)	8.92%	04/2030	694	686	0.1	694
PSC Parent, Inc.^	One stop	SF +	5.25%	(j)	8.91%	04/2031	6,428	6,381	0.5	6,440
Radwell Parent, LLC(5)	One stop				N/A(6)	04/2030	—	—	—	(9)
Radwell Parent, LLC	One stop				N/A(6)	04/2030	—	—	—	—
Radwell Parent, LLC#(5)	One stop				N/A(6)	04/2030	—	—	—	(6)
Radwell Parent, LLC#(5)	One stop				N/A(6)	04/2030	—	—	—	(3)
Radwell Parent, LLC#(5)	One stop				N/A(6)	04/2030	—	—	—	(1)
Trinity Air Consultants Holdings Corporation(5)	One stop				N/A(6)	06/2029	—	(1)	—	(1)
Trinity Air Consultants Holdings Corporation	One stop	SF +	4.25%	(j)	8.01%	06/2029	142	142	—	141
Trinity Air Consultants Holdings Corporation	One stop	SF +	4.25%	(j)	8.02%	06/2029	425	424	—	421
Trinity Air Consultants Holdings Corporation#	One stop	SF +	4.25%	(j)	8.02%	06/2029	901	893	0.1	893
Trinity Air Consultants Holdings Corporation(5)	One stop				N/A(6)	06/2029	—	(1)	—	(2)
WRE Holding Corp.(5)	One stop				N/A(6)	07/2031	—	(13)	—	(23)
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.71%	07/2031	228	227	—	227
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.67%	07/2030	400	385	—	383
WRE Holding Corp.*^	One stop	SF +	5.00%	(k)	8.74%	07/2031	14,407	14,298	1.2	14,288
WRE Holding Corp.^	One stop	SF +	5.00%	(k)	8.61%	07/2031	1,581	1,575	0.1	1,568
WRE Holding Corp.^	One stop	SF +	5.00%	(k)	8.60%	07/2031	953	949	0.1	945
WRE Holding Corp.^	One stop	SF +	5.00%	(k)	8.60%	07/2031	741	738	0.1	735
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.60%	07/2031	259	258	—	257
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.60%	07/2031	265	264	—	263
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.60%	07/2031	165	164	—	163
							82,044	81,429	6.7	81,572
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Construction & Engineering
Consor Intermediate II, LLC(5)	One stop				N/A(6)				05/2031	$—	$(20)	—%	$(44)
Consor Intermediate II, LLC	One stop	SF +	4.50%	(j)	8.20%				05/2031	618	609	0.1	598
Consor Intermediate II, LLC^	One stop	SF +	4.50%	(j)	8.20%				05/2031	13,551	13,502	1.1	13,441
DCCM, LLC^	One stop	SF +	4.75%	(i)	8.42%				06/2032	1,946	1,938	0.2	1,946
DCCM, LLC(5)	One stop				N/A(6)				06/2032	—	(2)	—	—
DCCM, LLC(5)	One stop				N/A(6)				06/2032	—	(4)	—	—
Royal Holdco Corporation	One stop	SF +	4.50%	(j)	8.19%				12/2030	108	107	—	106
Royal Holdco Corporation	One stop	SF +	4.50%	(j)	8.19%				12/2030	218	216	—	213
Royal Holdco Corporation^	One stop	SF +	4.50%	(j)	8.17%				12/2030	1,730	1,716	0.1	1,715
										18,171	18,062	1.5	17,975
Containers & Packaging
Packaging Coordinators Midco, Inc.^	One stop	SF +	5.00%	(j)	8.67%				07/2032	1,684	1,659	0.1	1,652
Packaging Coordinators Midco, Inc.(5)	One stop				N/A(6)				07/2032	—	(2)	—	(4)
Packaging Coordinators Midco, Inc.(5)	One stop				N/A(6)				07/2032	—	—	—	(5)
Packaging Coordinators Midco, Inc.	One stop	SF +	5.00%	(j)	8.67%				07/2032	20	20	—	20
Packaging Coordinators Midco, Inc.(5)	One stop				N/A(6)				07/2032	—	—	—	(2)
Packaging Coordinators Midco, Inc.(9)	One stop	SN +	5.00%	(g)	8.73%				07/2032	3,296	3,275	0.3	3,230
Packaging Coordinators Midco, Inc.(5)	One stop				N/A(6)				07/2032	—	(1)	—	(2)
										5,000	4,951	0.4	4,889
Diversified Consumer Services
ABC Legal Holdings, LLC#	One stop	SF +	4.25%	(j)	7.92%				08/2032	5,137	5,114	0.4	5,028
ABC Legal Holdings, LLC(5)	One stop				N/A(6)				08/2032	—	(5)	—	(21)
ABC Legal Holdings, LLC(5)	One stop				N/A(6)				08/2032	—	(7)	—	(33)
Action Termite Control, LLC(5)	Senior secured				N/A(6)				12/2032	—	(2)	—	—
Action Termite Control, LLC	Senior secured	SF +	4.25%	(j)	7.95%				12/2032	727	723	0.1	727
Action Termite Control, LLC(5)	Senior secured				N/A(6)				12/2032	—	(11)	—	—
Any Hour, LLC(25)	One stop	SF +	5.75%	(j)	6.20%	cash/	3.25%	PIK	05/2030	230	229	—	216
Any Hour, LLC(25)	One stop	N/A			13.00%	PIK			05/2031	3,146	3,110	0.2	2,391
Any Hour, LLC(25)	One stop	SF +	5.75%	(j)	6.20%	cash/	3.25%	PIK	05/2030	1,133	1,120	0.1	1,059
Any Hour, LLC*^(25)	One stop	SF +	5.75%	(j)	6.20%	cash/	3.25%	PIK	05/2030	8,123	8,040	0.6	7,636
Apex Service Partners, LLC#	One stop	SF +	5.00%	(j)	8.67%				10/2030	50	49	—	49
Apex Service Partners, LLC	One stop	SF +	5.00%	(j)	8.67%				10/2030	50	50	—	49
Apex Service Partners, LLC	One stop	SF +	5.00%	(j)	8.68%				10/2030	50	49	—	49
Apex Service Partners, LLC^	One stop	SF +	5.00%	(j)	8.67%				10/2030	5,631	5,528	0.5	5,586
Apex Service Partners, LLC	One stop	SF +	5.00%	(j)	8.69%				10/2029	845	814	0.1	831
Apex Service Partners, LLC^	One stop	SF +	5.00%	(j)	8.67%				10/2030	23,660	23,201	1.9	23,470
Aptive Environmental, LLC^	One stop	SF +	4.75%	(i)	8.42%				10/2032	12,567	12,450	1.0	12,567
Aptive Environmental, LLC(5)	One stop				N/A(6)				10/2032	—	(10)	—	—
Aptive Environmental, LLC(5)	One stop				N/A(6)				10/2032	—	(3)	—	—
CHVAC Services Investment, LLC^	One stop	SF +	4.75%	(j)	8.45%				05/2030	4,273	4,232	0.4	4,238
CHVAC Services Investment, LLC	One stop	SF +	4.75%	(j)	8.42%				05/2030	326	315	—	315
CHVAC Services Investment, LLC^	One stop	SF +	4.75%	(j)	8.45%				05/2030	16,423	16,300	1.3	16,287
CHVAC Services Investment, LLC	One stop	SF +	4.75%	(j)	8.44%				05/2030	205	195	—	184
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(j)	9.35%				07/2029	853	846	0.1	853
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(j)	9.35%				07/2029	7	7	—	7
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(j)	9.35%				07/2029	248	246	—	248
HS Spa Holdings, Inc.^	One stop	SF +	5.25%	(j)	8.92%				06/2029	1,133	1,122	0.1	1,133
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(a)(i)	9.71%				06/2028	37	36	—	37
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(j)	8.92%				06/2029	601	600	—	601
Kodiak Buyer, LLC*	One stop	SF +	4.25%	(j)	7.95%				07/2032	2,025	2,016	0.2	2,015
Kodiak Buyer, LLC(5)	One stop				N/A(6)				07/2032	—	(3)	—	(3)
Kodiak Buyer, LLC(5)	One stop				N/A(6)				07/2032	—	(3)	—	(4)
Litera Bidco, LLC(5)	One stop				N/A(6)				05/2028	—	(1)	—	(8)
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Litera Bidco, LLC	One stop	SF +	5.00%	(i)	8.67%				05/2028	$3,000	$2,996	0.3%	$2,951
Litera Bidco, LLC(5)	One stop				N/A(6)				05/2028	—	—	—	(15)
Litera Bidco, LLC^	One stop	SF +	5.00%	(i)	8.67%				05/2028	7,514	7,494	0.6	7,401
Mario Purchaser, LLC^	One stop	SF +	5.75%	(j)	9.55%				04/2029	652	646	0.1	630
Mario Purchaser, LLC^	One stop	SF +	5.75%	(j)	9.55%				04/2029	845	836	0.1	817
Mario Purchaser, LLC(25)	One stop	N/A			14.55%	PIK			04/2032	508	504	0.1	487
Mario Purchaser, LLC	One stop	SF +	5.75%	(j)	9.56%				04/2028	71	70	—	69
Mario Purchaser, LLC	One stop	SF +	5.75%	(j)	9.55%				04/2029	397	394	—	384
NSG Buyer, Inc. ^	One stop	SF +	5.00%	(j)	8.70%				11/2029	15,838	15,616	1.3	15,711
NSG Buyer, Inc.	One stop	SF +	5.00%	(j)	8.70%				11/2028	146	139	—	140
NSG Buyer, Inc. (5)	One stop				N/A(6)				11/2029	—	(5)	—	(11)
Salisbury House, LLC(5)	One stop				N/A(6)				08/2032	—	(6)	—	(13)
Salisbury House, LLC(5)	One stop				N/A(6)				08/2032	—	(9)	—	(19)
Salisbury House, LLC*	One stop	SF +	4.75%	(k)	8.48%				08/2032	10,198	10,152	0.8	10,103
Severin Acquisition, LLC^(25)	One stop	SF +	4.75%	(i)	6.17%	cash/	2.25%	PIK	10/2031	9,272	9,201	0.7	8,994
Severin Acquisition, LLC	One stop	SF +	4.50%	(i)	8.18%				10/2031	306	297	—	271
Severin Acquisition, LLC(25)	One stop	SF +	4.75%	(i)	6.17%	cash/	2.25%	PIK	10/2031	460	453	—	403
SCP CDH Buyer, Inc.#	One stop	SF +	4.50%	(j)	8.20%				12/2032	3,560	3,542	0.3	3,542
SCP CDH Buyer, Inc.(5)	One stop				N/A(6)				12/2032	—	(2)	—	(2)
SCP CDH Buyer, Inc.(5)	One stop				N/A(6)				12/2032	—	(5)	—	(5)
Stellar Brands, LLC^	Senior secured	SF +	4.50%	(i)	8.17%				02/2031	2,058	2,045	0.2	2,058
Stellar Brands, LLC(5)	Senior secured				N/A(6)				02/2031	—	(1)	—	—
Virginia Green Acquisition, LLC(5)	One stop				N/A(6)				12/2030	—	(12)	—	(12)
Virginia Green Acquisition, LLC^	One stop	SF +	5.25%	(k)	8.85%				12/2030	25,940	25,762	2.1	25,820
Virginia Green Acquisition, LLC(5)	One stop				N/A(6)				12/2029	—	(20)	—	(12)
Virginia Green Acquisition, LLC(5)	One stop				N/A(6)				12/2030	—	(11)	—	(7)
										168,245	166,423	13.6	165,192
Diversified Financial Services
Baker Tilly Advisory Group, LP(5)	One stop				N/A(6)				06/2030	—	(11)	—	(11)
Baker Tilly Advisory Group, LP^	One stop	SF +	4.75%	(i)	8.42%				06/2031	5,148	5,095	0.4	5,199
Baker Tilly Advisory Group, LP^	One stop	SF +	4.50%	(i)	8.17%				06/2031	2,217	2,207	0.2	2,197
Baker Tilly Advisory Group, LP(5)	One stop				N/A(6)				06/2031	—	(2)	—	(4)
Banker's Toolbox, Inc.#	One stop	SF +	4.50%	(j)	8.20%				07/2029	2,365	2,353	0.2	2,341
Banker's Toolbox, Inc.(5)	One stop				N/A(6)				07/2029	—	(3)	—	(8)
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)	One stop	E +	5.25%	(c)	7.37%				07/2031	2,798	2,801	0.2	2,756
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)(25)	Subordinated debt	E +	7.50%	(d)	9.65%	PIK			07/2032	931	871	0.1	893
Ceres Groupe SAS & Ceres PikCo*(8)(9)(20)	One stop	E +	4.75%	(c)	6.78%				07/2031	1,376	1,279	0.1	1,356
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)	One stop	E +	4.75%	(d)	6.85%				07/2031	195	185	—	192
Ceres Groupe SAS & Ceres PikCo(5)(8)(9)(20)	One stop				N/A(6)				07/2031	—	—	—	(3)
Corsair Blade IV S.A R.L.(8)(13)(25)	One stop	SF +	5.75%	(j)	9.17%	cash/	0.25%	PIK	12/2030	254	254	—	249
Corsair Blade IV S.A R.L.(8)(9)(13)(25)	One stop	SN +	5.75%	(g)	9.23%	cash/	0.25%	PIK	12/2030	80	64	—	38
Deerfield Dakota Holding, LLC	One stop	SF +	5.25%	(i)	8.93%				09/2032	291	277	—	277
Deerfield Dakota Holding, LLC#(25)	One stop	SF +	5.75%	(j)	6.70%	cash/	2.75%	PIK	09/2032	15,694	15,552	1.3	15,524
Equity Methods, LLC^	One stop	SF +	4.50%	(j)	8.20%				04/2032	7,549	7,517	0.6	7,437
Higginbotham Insurance Agency, Inc.^	One stop	SF +	4.50%	(i)	8.17%				06/2031	6,674	6,622	0.6	6,642
Higginbotham Insurance Agency, Inc.(5)	One stop				N/A(6)				06/2031	—	(1)	—	(2)
Higginbotham Insurance Agency, Inc.(5)	Senior secured				N/A(6)				06/2031	—	—	—	(2)
Equity Methods, LLC(5)	One stop				N/A(6)				04/2032	—	(6)	—	(20)
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity Methods, LLC(5)	One stop				N/A(6)				04/2032	$—	$(7)	—%	$(25)
Medlar Bidco Limited#(8)(9)(21)	One stop	SN +	4.50%	(g)	8.23%				05/2032	9,258	9,249	0.8	9,197
Medlar Bidco Limited(5)(8)(9)(21)	One stop				N/A(6)				05/2032	—	(19)	—	(20)
Medlar Bidco Limited#(8)(9)(21)	One stop	E +	4.50%	(c)	6.52%				05/2032	11,531	11,215	0.9	11,457
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(j)	7.91%				10/2028	106	106	—	105
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(j)	7.91%				10/2028	700	687	0.1	686
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(j)	7.91%				10/2028	474	473	—	472
Wealth Enhancement Group, LLC(5)	One stop				N/A(6)				10/2028	—	(1)	—	(1)
Wealth Enhancement Group, LLC^	One stop	SF +	4.25%	(j)	7.91%				10/2028	732	731	0.1	729
Wealth Enhancement Group, LLC^	One stop	SF +	4.25%	(j)	7.91%				10/2028	1,015	1,014	0.1	1,010
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(j)(k)	7.90%				10/2028	2,341	2,311	0.2	2,326
Wealth Enhancement Group, LLC(5)	One stop				N/A(6)				10/2028	—	(3)	—	(7)
										71,729	70,810	5.9	70,980
Electric Utilities
Smart Energy Systems, Inc.(25)	One stop	SF +	7.50%	(j)	7.41%	cash/	3.75%	PIK	01/2030	193	192	—	193
Smart Energy Systems, Inc.#(25)	One stop	SF +	7.50%	(j)	7.41%	cash/	3.75%	PIK	01/2030	1,756	1,727	0.2	1,756
										1,949	1,919	0.2	1,949
Electrical Equipment
Wildcat TopCo, Inc.^	One stop	SF +	4.50%	(j)	8.20%				11/2031	5,261	5,211	0.4	5,215
Wildcat TopCo, Inc.(5)	One stop				N/A(6)				11/2031	—	(9)	—	(10)
Wildcat TopCo, Inc.(5)	One stop				N/A(6)				11/2031	—	(4)	—	(10)
										5,261	5,198	0.4	5,195
Electronic Equipment, Instruments & Components
CST Holding Company^	One stop	SF +	5.00%	(i)	8.77%				11/2028	5,317	5,183	0.4	5,242
CST Holding Company	One stop	SF +	5.00%	(j)	8.86%				11/2028	15	14	—	14
										5,332	5,197	0.4	5,256
Food & Staples Retailing
GMF Parent, Inc.	One stop	SF +	4.50%	(j)	8.19%				12/2032	11	10	—	11
GMF Parent, Inc.#	One stop	SF +	4.50%	(j)	8.19%				12/2032	1,953	1,943	0.2	1,953
GMF Parent, Inc.(5)	One stop				N/A(6)				12/2032	—	(2)	—	—
GMF Parent, Inc.(5)	One stop				N/A(6)				12/2032	—	(3)	—	—
										1,964	1,948	0.2	1,964
Food Products
Blast Bidco Inc.^	One stop	SF +	6.00%	(j)	9.70%				10/2030	16,770	16,605	1.4	16,770
Blast Bidco Inc.(5)	One stop				N/A(6)				10/2029	—	(18)	—	—
Eagle Family Foods Group, LLC^	One stop	SF +	4.75%	(k)	8.54%				08/2030	3,073	3,048	0.3	3,073
Eagle Family Foods Group, LLC(5)	One stop				N/A(6)				08/2030	—	(3)	—	—
Sphynx UK Bidco, Ltd.#(8)(9)(10)	One stop	A +	4.25%	(e)	8.55%				09/2032	1,741	1,635	0.2	1,732
Sphynx UK Bidco, Ltd.#(8)(9)(10)	One stop	E +	4.25%	(c)	6.38%				09/2032	1,613	1,616	0.1	1,597
Sphynx UK Bidco, Ltd.#(8)(9)(10)	One stop	SN +	4.25%	(g)	7.98%				09/2032	7,449	7,501	0.6	7,412
Zullas, L.C.(5)	One stop				N/A(6)				06/2031	—	(2)	—	—
Zullas, L.C.^	One stop	SF +	4.75%	(j)	8.42%				06/2031	1,441	1,435	0.1	1,441
Zullas, L.C.	One stop	SF +	4.75%	(j)	8.42%				06/2031	236	230	—	236
										32,323	32,047	2.7	32,261
Healthcare Equipment & Supplies
Bayou Intermediate II, LLC	One stop	SF +	4.75%	(i)(j)	8.44%				09/2032	347	343	—	339
Bayou Intermediate II, LLC#	One stop	SF +	4.75%	(j)	8.45%				09/2032	5,607	5,581	0.5	5,554
Bayou Intermediate II, LLC	One stop	SF +	4.75%	(i)(j)	8.44%				09/2032	846	839	0.1	832
Belmont Instrument, LLC^	One stop	SF +	5.25%	(j)	8.95%				08/2028	4,106	4,044	0.3	4,087
Belmont Instrument, LLC(5)	One stop				N/A(6)				08/2028	—	(1)	—	—
Blades Buyer, Inc.(5)	Senior secured				N/A(6)				03/2028	—	(1)	—	(2)
Blades Buyer, Inc.	Senior secured	SF +	4.75%	(i)	8.42%				03/2028	1,771	1,761	0.1	1,749
CCSL Holdings, LLC	One stop	SF +	5.75%	(i)	9.42%				12/2028	417	415	—	417
Centegix Intermediate II, LLC#(25)	One stop	SF +	5.76%	(j)	6.28%	cash/	3.13%	PIK	08/2032	12,556	12,499	1.0	12,493
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Centegix Intermediate II, LLC	One stop	SF +	5.25%	(j)	8.94%	08/2032	$374	$366	—%	$365
Centegix Intermediate II, LLC	One stop	SF +	2.63%	(j)	6.33%	08/2032	1,827	1,818	0.2	1,818
Centegix Intermediate II, LLC#	One stop	SF +	5.50%	(j)	9.20%	08/2032	576	573	0.1	573
Centegix Intermediate II, LLC(5)	One stop				N/A(6)	08/2032	—	(14)	—	(14)
CMI Parent Inc.(5)	One stop				N/A(6)	01/2033	—	(6)	—	(12)
CMI Parent Inc.#	One stop	SF +	4.50%	(j)	8.20%	01/2033	23,499	23,442	1.9	23,383
CMI Parent Inc.(5)	One stop				N/A(6)	01/2033	—	(18)	—	(37)
HuFriedy Group Acquisition, LLC*^	One stop	SF +	5.50%	(j)	9.17%	06/2031	10,740	10,661	0.9	10,691
HuFriedy Group Acquisition, LLC(5)	One stop				N/A(6)	05/2030	—	(8)	—	(6)
HuFriedy Group Acquisition, LLC*	One stop	SF +	5.50%	(j)(k)	9.20%	06/2031	2,351	2,320	0.2	2,340
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(j)(k)	9.18%	06/2031	449	442	—	442
Isto Group, Inc.	One stop				N/A(6)	09/2032	—	—	—	—
Isto Group, Inc.#	One stop	SF +	4.75%	(j)	8.45%	09/2032	1,936	1,927	0.2	1,927
Isto Group, Inc.(5)	One stop				N/A(6)	09/2032	—	(6)	—	(6)
RTI Surgical, Inc.(5)	One stop				N/A(6)	09/2032	—	(9)	—	(9)
RTI Surgical, Inc.#	One stop	SF +	4.75%	(j)	8.42%	09/2032	9,982	9,936	0.8	9,935
TIDI Legacy Products, Inc.^	One stop	SF +	4.50%	(i)	8.17%	12/2029	2,159	2,151	0.2	2,143
TIDI Legacy Products, Inc.(5)	One stop				N/A(6)	12/2029	—	—	—	(5)
TIDI Legacy Products, Inc.	One stop	SF +	4.50%	(i)	8.17%	12/2029	578	573	0.1	574
YI, LLC^	One stop	SF +	5.75%	(i)	9.43%	12/2029	8,408	8,293	0.7	8,290
YI, LLC(5)	One stop				N/A(6)	12/2029	—	(10)	—	(23)
ZimVie, Inc.	One stop	SF +	4.75%	(j)	8.45%	10/2032	1,129	1,112	0.1	1,112
ZimVie, Inc.#	One stop	SF +	4.75%	(j)	8.45%	10/2032	21,113	21,015	1.7	21,014
ZimVie, Inc.(5)	One stop				N/A(6)	10/2032	—	(17)	—	(17)
							110,771	110,021	9.1	109,947
Healthcare Providers & Services
Active Day, Inc.#	One stop	SF +	5.00%	(i)	8.67%	05/2027	1,818	1,811	0.1	1,813
Active Day, Inc.(5)	One stop				N/A(6)	05/2027	—	(3)	—	(2)
Active Day, Inc.	One stop	SF +	5.00%	(i)	8.67%	05/2027	622	619	0.1	620
Acuity Eyecare Holdings, LLC	One stop	SF +	5.75%	(j)	9.60%	03/2027	617	571	—	600
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC#	One stop	SF +	6.00%	(i)	9.66%	05/2028	1,161	1,156	0.1	1,156
Bamboo US Bidco LLC#(9)	One stop	E +	5.00%	(c)	7.03%	09/2030	3,529	3,177	0.3	3,511
Bamboo US Bidco LLC	One stop	SF +	5.00%	(j)	8.67%	09/2030	350	348	—	348
Bamboo US Bidco LLC	One stop	SF +	5.00%	(i)(j)	8.67%	09/2030	351	351	—	349
Bamboo US Bidco LLC^	One stop	SF +	5.00%	(j)	8.67%	09/2030	751	748	0.1	747
Bamboo US Bidco LLC(5)	One stop				N/A(6)	10/2029	—	(19)	—	(6)
Bamboo US Bidco LLC^	One stop	SF +	5.00%	(j)	8.67%	09/2030	4,908	4,816	0.4	4,881
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	4.75%	(j)	8.42%	11/2030	1,319	1,313	0.1	1,312
Benefit Plan Administrators of Eau Claire, LLC(5)	One stop				N/A(6)	11/2030	—	(1)	—	(1)
Benefit Plan Administrators of Eau Claire, LLC(5)	One stop				N/A(6)	11/2030	—	(4)	—	(4)
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	4.75%	(j)	8.42%	11/2030	7,970	7,930	0.7	7,928
BHG Holdings, LLC^	One stop	SF +	5.50%	(i)	9.17%	04/2032	15,861	15,741	1.3	15,735
BHG Holdings, LLC(5)	One stop				N/A(6)	04/2032	—	(15)	—	(16)
BHG Holdings, LLC(5)	One stop				N/A(6)	04/2032	—	(34)	—	(36)
Community Care Partners, LLC	One stop	SF +	6.00%	(i)	9.78%	06/2026	342	342	—	342
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Datix Bidco Limited and RL Datix Holdings, Inc.#(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%				04/2031	$3,042	$2,848	0.2%	$2,981
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(8)(10)	One stop				N/A(6)				04/2031	—	(8)	—	(22)
Datix Bidco Limited and RL Datix Holdings, Inc.#(8)(10)	One stop	SF +	5.00%	(k)	8.73%				04/2031	4,967	4,895	0.4	4,868
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(8)(10)	One stop				N/A(6)				10/2030	—	(12)	—	(20)
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(8)(9)(12)	One stop	CA +	5.00%	(l)	7.30%				09/2029	1,890	1,867	0.2	1,881
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	CA +	5.00%	(l)	7.30%				09/2029	696	684	0.1	689
HP TLE Buyer, Inc.#	One stop	SF +	4.75%	(j)	8.45%				07/2032	15,508	15,439	1.3	15,508
HP TLE Buyer, Inc.(5)	One stop				N/A(6)				07/2032	—	(15)	—	—
LOV Acquisition LLC^	Senior secured	SF +	4.25%	(i)	7.92%				11/2031	5,993	5,966	0.5	5,934
LOV Acquisition LLC(5)	Senior secured				N/A(6)				11/2031	—	(3)	—	(7)
PPV Intermediate Holdings, LLC(25)	One stop	N/A			14.75%	PIK			08/2030	10,036	9,907	0.8	9,961
PPV Intermediate Holdings, LLC^	One stop	SF +	5.75%	(j)	9.42%				08/2029	6,497	6,440	0.5	6,367
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK			08/2030	1,031	1,022	0.1	990
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK			08/2030	238	237	—	229
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK			08/2030	44	44	—	42
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK			08/2030	43	41	—	41
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(j)	9.41%				08/2029	145	142	—	138
PPV Intermediate Holdings, LLC	One stop	SF +	5.25%	(j)	8.92%				08/2029	859	848	0.1	831
Premise Health Holding Corp.#	One stop	SF +	4.75%	(j)	8.45%				11/2032	2,162	2,142	0.2	2,141
Premise Health Holding Corp.	One stop	SF +	4.75%	(j)	8.45%				11/2032	547	540	—	539
Premise Health Holding Corp.^	One stop	SF +	4.75%	(j)	8.45%				11/2032	18,711	18,466	1.5	18,531
Premise Health Holding Corp.(5)	One stop				N/A(6)				11/2031	—	(29)	—	(23)
Premise Health Holding Corp.#	One stop	SF +	4.75%	(j)	8.45%				11/2032	1,339	1,326	0.1	1,327
Signature MD, Inc.(5)	One stop				N/A(6)				02/2032	—	(1)	—	(1)
Signature MD, Inc.(5)	One stop				N/A(6)				02/2032	—	1	—	(5)
Signature MD, Inc.#	One stop	SF +	4.50%	(i)	8.17%				02/2032	2,056	2,046	0.2	2,046
										115,403	113,680	9.4	114,243
Healthcare Technology
Amberfield Acquisition Co.	One stop	SF +	5.50%	(j)	9.20%				05/2030	203	195	—	199
Amberfield Acquisition Co.	One stop	SF +	5.50%	(j)	9.20%				05/2030	278	274	—	276
Amberfield Acquisition Co.^	One stop	SF +	5.50%	(j)	9.20%				05/2030	8,227	8,170	0.7	8,200
Color Intermediate, LLC^	Senior secured	SF +	4.75%	(j)	8.55%				10/2029	2,318	2,294	0.2	2,283
Crow River Buyer, Inc.#	One stop	SF +	5.00%	(j)	8.67%				01/2029	999	989	0.1	974
Crow River Buyer, Inc.(5)	One stop				N/A(6)				01/2029	—	—	—	(1)
Crow River Buyer, Inc.#	One stop	SF +	5.00%	(i)	8.67%				01/2029	2,334	2,317	0.2	2,275
GHX Ultimate Parent Corporation^(25)	One stop	SF +	5.00%	(j)	6.20%	cash/	2.50%	PIK	02/2033	28,812	28,504	2.4	28,524
GHX Ultimate Parent Corporation(5)	One stop				N/A(6)				02/2033	—	(32)	—	(42)
GHX Ultimate Parent Corporation#(25)	One stop	SF +	5.00%	(j)	6.20%	cash/	2.50%	PIK	02/2033	3,602	3,593	0.3	3,566
Healthmark Holdings, L.P.(5)	One stop				N/A(6)				07/2032	—	(3)	—	(5)
Healthmark Holdings, L.P.(5)	One stop				N/A(6)				07/2032	—	(3)	—	(6)
Healthmark Holdings, L.P.#	One stop	SF +	4.50%	(j)	8.17%				07/2032	4,667	4,646	0.4	4,629
Kona Buyer, LLC(5)	One stop				N/A(6)				07/2031	—	(5)	—	(28)
Kona Buyer, LLC	One stop	SF +	4.50%	(j)	8.16%				07/2031	1,241	1,235	0.1	1,222
Kona Buyer, LLC	One stop	SF +	4.50%	(j)	8.16%				07/2031	277	276	—	273
Kona Buyer, LLC(5)	One stop				N/A(6)				07/2031	—	(2)	—	(5)
Kona Buyer, LLC^	One stop	SF +	4.50%	(j)	8.17%				07/2031	1,274	1,264	0.1	1,254
Kona Buyer, LLC	One stop	SF +	4.50%	(j)	8.17%				07/2031	75	75	—	74
Kona Buyer, LLC	One stop	SF +	4.50%	(j)	8.17%				07/2031	21	21	—	21
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Lacker Bidco Limited(8)(9)(10)	One stop	SN +	5.50%	(g)	9.23%				02/2031	$195	$199	—%	$95
Lacker Bidco Limited#(8)(9)(10)	One stop	SN +	6.25%	(g)	9.98%				02/2031	4,068	3,841	0.3	4,068
Lacker Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(10)	—	—
Lacker Bidco Limited(8)(9)(10)	One stop	SN +	6.25%	(g)	9.98%				02/2031	5,424	5,400	0.4	5,424
Modernizing Medicine, Inc.#(25)	One stop	SF +	4.75%	(j)	6.20%	cash/	2.25%	PIK	04/2032	23,392	23,193	1.9	23,158
Modernizing Medicine, Inc.(5)	One stop				N/A(6)				04/2032	—	(19)	—	(21)
Neptune Holdings, Inc.^	One stop	SF +	4.50%	(j)	8.20%				09/2030	6,191	6,108	0.5	6,098
Neptune Holdings, Inc.(5)	One stop				N/A(6)				08/2029	—	—	—	(1)
Netsmart Technologies, Inc.#(25)	One stop	SF +	5.20%	(i)	6.17%	cash/	2.70%	PIK	08/2031	7,670	7,653	0.6	7,479
Netsmart Technologies, Inc.*#^(25)	One stop	SF +	5.20%	(i)	6.17%	cash/	2.70%	PIK	08/2031	23,782	23,635	1.9	23,188
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(19)	—	(61)
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(9)	—	(76)
Plasma Buyer LLC(25)	One stop	SF +	6.25%	(j)	9.46%	cash/	0.50%	PIK	03/2027	11	11	—	11
Plasma Buyer LLC(7)(25)	One stop	SF +	5.75%	(j)	9.45%	PIK			05/2029	513	472	—	308
Plasma Buyer LLC(7)(25)	One stop	SF +	6.25%	(j)	9.45%	cash/	0.50%	PIK	05/2028	58	54	—	35
Plasma Buyer LLC(7)(25)	One stop	SF +	6.25%	(j)	9.45%	cash/	0.50%	PIK	05/2029	19	18	—	11
QF Holdings, Inc.(5)	One stop				N/A(6)				12/2032	—	(4)	—	(34)
QF Holdings, Inc.#	One stop	SF +	4.50%	(j)	8.20%				12/2032	13,273	13,241	1.1	13,008
QF Holdings, Inc.(5)	One stop				N/A(6)				12/2032	—	(7)	—	(57)
Signant Finance One Limited(5)(8)(10)	One stop				N/A(6)				10/2031	—	(5)	—	(5)
Signant Finance One Limited#(8)(10)(25)	One stop	SF +	4.75%	(j)	8.45%				10/2031	6,012	5,956	0.5	5,956
Signant Finance One Limited(5)(8)(10)	One stop				N/A(6)				10/2031	—	(6)	—	(13)
										144,936	143,510	11.7	142,254
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC^	One stop	SF +	6.00%	(j)(k)	9.85%				08/2028	1,425	1,419	0.1	1,425
Barteca Restaurants, LLC#	One stop	SF +	6.00%	(k)	9.95%				08/2028	72	72	—	72
Barteca Restaurants, LLC	One stop	SF +	6.00%	(j)(k)	9.87%				08/2028	100	100	—	100
Barteca Restaurants, LLC	One stop	SF +	6.00%	(j)	9.85%				08/2028	408	387	—	408
CB Sports Holdings Bidco, LLC	One stop	SF +	4.50%	(j)	8.18%				12/2032	150	149	—	150
CB Sports Holdings Bidco, LLC#	One stop	SF +	4.50%	(j)	8.19%				12/2032	1,255	1,250	0.1	1,255
CB Sports Holdings Bidco, LLC(5)	One stop				N/A(6)				12/2032	—	(3)	—	—
CB Sports Holdings Bidco, LLC	One stop				N/A(6)				12/2032	—	—	—	—
CR Fitness Holdings, LLC	Senior secured	SF +	4.25%	(j)	7.95%				10/2031	281	275	—	267
CR Fitness Holdings, LLC#	Senior secured	SF +	4.25%	(j)	7.95%				10/2032	25,323	25,264	2.1	25,197
CR Fitness Holdings, LLC(5)	Senior secured				N/A(6)				10/2032	—	(13)	—	(28)
Crumbl Enterprises, LLC^	One stop	SF +	4.50%	(j)	8.20%				05/2032	17,743	17,666	1.5	17,654
Crumbl Enterprises, LLC(5)	One stop				N/A(6)				05/2032	—	(6)	—	(7)
ESN Venture Holdings, LLC(25)	One stop	SF +	6.26%	(j)	6.58%	cash/	3.38%	PIK	10/2029	845	841	0.1	841
ESN Venture Holdings, LLC#(25)	One stop	SF +	6.26%	(j)	6.58%	cash/	3.38%	PIK	10/2029	377	374	—	375
ESN Venture Holdings, LLC(25)	One stop	SF +	6.26%	(j)	6.58%	cash/	3.38%	PIK	10/2029	336	334	—	335
ESN Venture Holdings, LLC#(25)	One stop	SF +	6.26%	(j)	6.58%	cash/	3.38%	PIK	10/2029	320	317	—	319
ESN Venture Holdings, LLC^(25)	One stop	SF +	6.26%	(j)	6.58%	cash/	3.38%	PIK	10/2029	4,614	4,564	0.4	4,591
ESN Venture Holdings, LLC^(25)	One stop	SF +	6.26%	(j)	6.58%	cash/	3.38%	PIK	10/2029	697	690	0.1	694
ESN Venture Holdings, LLC(25)	One stop	SF +	6.26%	(j)	6.58%	cash/	3.38%	PIK	10/2029	156	155	—	155
ESN Venture Holdings, LLC(5)	One stop				N/A(6)				10/2029	—	(2)	—	(1)
ESN Venture Holdings, LLC(25)	One stop	SF +	6.26%	(j)	6.58%	cash/	3.38%	PIK	10/2029	170	166	—	166
ESN Venture Holdings, LLC^(25)	One stop	SF +	6.26%	(j)	6.58%	cash/	3.38%	PIK	10/2029	789	783	0.1	785
Excel Fitness Consolidator, LLC	Senior secured	SF +	4.75%	(i)	8.42%				04/2030	25	25	—	25
Excel Fitness Consolidator, LLC(5)	Senior secured				N/A(6)				04/2030	—	(2)	—	(2)
Excel Fitness Consolidator, LLC#	Senior secured	SF +	4.75%	(j)	8.45%				04/2030	523	518	0.1	520
Olo Parent, Inc.(5)	One stop				N/A(6)				09/2032	—	(3)	—	(37)
Olo Parent, Inc.#	One stop	SF +	4.50%	(j)	8.17%				09/2032	16,095	16,057	1.3	15,692
Patriot Acquireco, LLC	One stop	SF +	4.50%	(j)	8.22%				09/2032	300	293	—	292
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Patriot Acquireco, LLC*#	One stop	SF +	4.50%	(j)	8.22%				09/2032	$14,906	$14,837	1.2%	$14,831
PB Group Holdings, LLC^(25)	One stop	SF +	5.50%	(i)	6.42%	cash/	2.75%	PIK	08/2030	9,761	9,726	0.8	9,712
PB Group Holdings, LLC	One stop	SF +	5.00%	(i)	8.67%				08/2030	736	731	0.1	730
QSR Acquisition Co.*^	One stop	SF +	4.25%	(i)	7.92%				06/2032	27,927	27,833	2.2	27,089
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	(8)	—	(75)
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	(21)	—	(187)
Rooster BidCo Limited(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%				03/2032	68	68	—	68
Rooster BidCo Limited(5)(8)(9)(10)	One stop				N/A(6)				03/2032	—	(6)	—	—
Rooster BidCo Limited#(8)(9)(10)	One stop	SN +	4.50%	(g)	8.23%				03/2032	1,425	1,383	0.1	1,425
Saguaro Buyer, LLC^	One stop	SF +	4.50%	(j)	8.20%				07/2032	1,312	1,307	0.1	1,312
Saguaro Buyer, LLC(5)	One stop				N/A(6)				07/2032	—	(1)	—	—
Saguaro Buyer, LLC	One stop	SF +	4.50%	(j)	8.20%				07/2032	718	714	0.1	718
Saguaro Buyer, LLC	One stop	SF +	4.50%	(j)	8.20%				07/2032	329	324	—	329
SDC Holdco, LLC#	One stop	SF +	4.38%	(i)	8.05%				07/2032	1,341	1,335	0.1	1,335
SDC Holdco, LLC(5)	One stop				N/A(6)				07/2032	—	(5)	—	(6)
SDC Holdco, LLC*	One stop	SF +	4.38%	(i)	8.05%				07/2032	10,120	10,074	0.8	10,069
SSRG Holdings, LLC(5)	One stop				N/A(6)				11/2029	—	(5)	—	—
SSRG Holdings, LLC^	One stop	SF +	4.75%	(j)	8.45%				11/2029	2,224	2,215	0.2	2,224
YE Brands Holding, LLC	One stop	SF +	4.75%	(j)	8.45%				10/2027	995	990	0.1	990
YE Brands Holding, LLC^	One stop	SF +	4.75%	(j)	8.45%				10/2027	6,996	6,965	0.6	6,961
YE Brands Holding, LLC	One stop				N/A(6)				10/2027	—	—	—	—
										150,862	150,126	12.3	148,768
Household Durables
TLB Holdings I, LLC	One stop	SF +	4.75%	(i)	8.42%				10/2031	37	34	—	37
TLB Holdings I, LLC#	One stop	SF +	4.75%	(j)	8.42%				10/2031	2,030	2,020	0.2	2,030
TLB Holdings I, LLC(5)	One stop				N/A(6)				10/2031	—	(3)	—	—
										2,067	2,051	0.2	2,067
Household Products
WU Holdco, Inc.^	One stop	SF +	4.75%	(j)	8.45%				04/2032	2,730	2,718	0.2	2,718
WU Holdco, Inc.	One stop	SF +	4.75%	(j)	8.45%				04/2032	44	44	—	44
WU Holdco, Inc.(5)	One stop				N/A(6)				04/2032	—	(1)	—	(3)
										2,774	2,761	0.2	2,759
Industrial Conglomerates
Anova Buyer, Inc.#	One stop	SF +	4.75%	(k)	8.49%				01/2033	1,987	1,977	0.2	1,977
Anova Buyer, Inc.	One stop	SF +	4.75%	(j)	8.45%				01/2033	20	15	—	15
Anova Buyer, Inc.(5)	One stop				N/A(6)				01/2033	—	(2)	—	(2)
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(j)	8.45%				07/2029	571	566	0.1	567
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(j)	8.45%				07/2029	463	457	—	455
Dwyer Instruments, Inc.#	One stop	SF +	4.75%	(j)	8.45%				07/2029	145	144	—	144
Dwyer Instruments, Inc.#	One stop	SF +	4.75%	(j)	8.45%				07/2029	73	72	—	72
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(j)	8.45%				07/2029	85	84	—	85
Dwyer Instruments, Inc.(5)(9)	One stop				N/A(6)				07/2029	—	(8)	—	(1)
Dwyer Instruments, Inc.#(9)	One stop	E +	5.00%	(c)	7.12%				07/2029	17,706	16,040	1.5	17,699
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(j)	8.45%				07/2029	2,183	2,166	0.2	2,167
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(j)	8.45%				07/2029	504	500	—	500
Essential Services Holdings Corporation*^(25)	One stop	SF +	5.50%	(j)	6.42%	cash/	2.75%	PIK	06/2031	10,198	10,122	0.8	10,115
Essential Services Holdings Corporation	One stop	SF +	5.00%	(a)(j)	8.66%				06/2030	500	491	—	490
Essential Services Holdings Corporation(5)	One stop				N/A(6)				06/2031	—	(7)	—	(16)
Excelitas Technologies Corp.(5)	One stop				N/A(6)				08/2029	—	(85)	—	(218)
Excelitas Technologies Corp.^	One stop	SF +	5.25%	(i)	8.92%				08/2029	643	637	0.1	635
Excelitas Technologies Corp.#(9)	One stop	E +	5.25%	(b)	7.14%				08/2029	126	112	—	124
Excelitas Technologies Corp.(5)	One stop				N/A(6)				08/2028	—	—	—	(1)
										35,204	33,281	2.9	34,807
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Bellwether Buyer, LLC	One stop	SF +	4.50%	(i)	8.18%				04/2032	$78	$77	—%	$77
Bellwether Buyer, LLC#	One stop	SF +	4.50%	(i)	8.17%				04/2032	1,446	1,440	0.1	1,439
Bellwether Buyer, LLC(5)	One stop				N/A(6)				04/2032	—	(2)	—	(3)
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(j)	9.17%				03/2028	2,486	2,462	0.2	2,473
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(j)	9.17%				03/2028	1,672	1,672	0.1	1,663
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.50%	(j)	9.17%				03/2028	429	427	—	426
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(j)	9.17%				03/2028	2,058	2,034	0.2	2,047
Captive Resources Midco, LLC^	One stop	SF +	4.50%	(i)	8.17%				07/2029	9,104	9,042	0.8	9,104
Captive Resources Midco, LLC(5)	One stop				N/A(6)				07/2028	—	(1)	—	—
Doxa Insurance Holdings LLC^	One stop	SF +	4.50%	(j)	8.20%				12/2030	14,012	13,882	1.2	13,910
Doxa Insurance Holdings LLC	One stop	SF +	4.50%	(j)	8.20%				12/2029	869	850	0.1	851
Doxa Insurance Holdings LLC*	One stop	SF +	4.50%	(j)	8.20%				12/2030	13,327	13,237	1.1	13,230
Doxa Insurance Holdings LLC(5)	One stop	SF +	4.50%	(j)	8.19%				12/2030	31	(8)	—	31
Galway Borrower LLC#	One stop	SF +	4.50%	(j)	8.20%				09/2028	2,617	2,604	0.2	2,604
Galway Borrower LLC	One stop	SF +	4.50%	(j)	8.20%				09/2028	100	99	—	97
Galway Borrower LLC	One stop	SF +	4.50%	(j)	8.20%				09/2028	95	95	—	95
Galway Borrower LLC(5)	One stop				N/A(6)				09/2028	—	(2)	—	(3)
Galway Borrower LLC#	One stop	SF +	4.50%	(j)	8.20%				09/2028	136	135	—	135
Gimlet Bidco GMBH#(8)(9)(19)	One stop	E +	5.75%	(c)	7.78%				04/2031	7,538	6,852	0.6	7,470
Gimlet Bidco GMBH(8)(9)(19)	One stop	E +	5.75%	(c)	7.78%				04/2031	3,071	2,926	0.3	3,043
Gimlet Bidco GMBH(8)(9)(19)	One stop	E +	5.00%	(c)	7.01%				04/2031	240	238	—	220
Huskies Parent, Inc.	One stop	SF +	6.00%	(i)	9.77%				11/2029	1,580	1,567	0.1	1,533
Integrity Marketing Acquisition, LLC^	One stop	SF +	5.00%	(j)	8.67%				08/2028	11,519	11,455	0.9	11,505
Integrity Marketing Acquisition, LLC(5)	One stop				N/A(6)				08/2028	—	(1)	—	—
Integrity Marketing Acquisition, LLC(5)	One stop				N/A(6)				08/2028	—	(1)	—	(2)
Koala Investment Holdings, Inc.#	One stop	SF +	4.25%	(j)	7.95%				08/2032	12,469	12,412	1.0	12,353
Koala Investment Holdings, Inc.(5)	One stop				N/A(6)				08/2032	—	(5)	—	(10)
Koala Investment Holdings, Inc.(5)	One stop				N/A(6)				08/2032	—	(11)	—	(22)
Majesco(5)	One stop				N/A(6)				01/2033	—	(2)	—	(15)
Majesco#	One stop	SF +	4.50%	(j)	8.20%				01/2033	11,718	11,690	1.0	11,543
MRH Trowe Germany GMBH(5)(8)(9)(19)	One stop				N/A(6)				11/2031	—	(1)	—	(3)
MRH Trowe Germany GMBH#(8)(9)(19)	One stop	E +	5.00%	(d)	7.16%				05/2032	2,331	2,247	0.2	2,302
MRH Trowe Germany GMBH(8)(9)(19)	One stop	E +	5.00%	(d)	7.15%				05/2032	432	435	—	422
Oakbridge Insurance Agency LLC(5)	One stop				N/A(6)				11/2029	—	(12)	—	(24)
Oakbridge Insurance Agency LLC	One stop	SF +	5.00%	(i)	8.67%				11/2029	2,631	2,610	0.2	2,625
Oakbridge Insurance Agency LLC^	One stop	SF +	4.75%	(i)	8.42%				11/2029	9,059	8,983	0.7	8,974
Oakbridge Insurance Agency LLC	One stop	SF +	4.75%	(i)	8.42%				11/2029	333	321	—	319
Oakbridge Insurance Agency LLC*	One stop	SF +	4.75%	(i)	8.42%				11/2029	4,375	4,338	0.4	4,333
Pareto Health Intermediate Holdings, Inc.^	One stop	SF +	5.00%	(j)(k)	8.61%				06/2030	22,954	22,742	1.9	22,727
Pareto Health Intermediate Holdings, Inc.(5)	One stop				N/A(6)				06/2029	—	(17)	—	(14)
Pareto Health Intermediate Holdings, Inc.#	One stop	SF +	5.00%	(j)	8.71%				06/2030	19,132	18,942	1.6	18,942
People Corporation(5)(8)(9)(12)	One stop				N/A(6)				02/2031	—	(13)	—	9
Wasabi Lower Holdco, LLC(5)	Senior secured				N/A(6)				06/2032	—	(3)	—	(6)
Wasabi Lower Holdco, LLC	Senior secured	SF +	4.50%	(i)	8.17%				06/2032	990	978	0.1	966
World Insurance Associates, LLC	One stop	SF +	5.00%	(j)	8.70%				04/2030	1,431	1,427	0.1	1,421
World Insurance Associates, LLC(5)	One stop				N/A(6)				04/2030	—	(1)	—	(1)
										160,263	158,139	13.1	158,786
IT Services
CivicPlus, LLC(5)	One stop				N/A(6)				08/2030	—	(1)	—	(6)
CivicPlus, LLC(5)	One stop				N/A(6)				08/2030	—	(12)	—	(51)
ContractPod Technologies, Ltd.#(8)(10)(25)	One stop	SF +	6.50%	(j)	6.95%	cash/	3.25%	PIK	07/2030	1,233	1,228	0.1	1,209
ContractPod Technologies, Ltd.(8)(10)(25)	One stop	SF +	6.50%	(j)	6.93%	cash/	3.25%	PIK	07/2030	544	541	—	532
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
ContractPod Technologies, Ltd.(5)(8)(10)	One stop				N/A(6)				07/2030	$—	$(3)	—%	$(12)
Critical Start, Inc.#(25)	One stop	SF +	6.82%	(j)	6.24%	cash/	4.25%	PIK	05/2028	553	551	—	536
Critical Start, Inc.#(25)	One stop	SF +	6.75%	(j)	6.17%	cash/	4.25%	PIK	05/2028	281	278	—	272
Critical Start, Inc.	One stop	P +	5.25%	(a)(j)	11.47%				05/2028	27	26	—	25
Delinea Inc.#	One stop	SF +	4.25%	(j)	7.95%				03/2030	6,969	6,952	0.6	6,934
Delinea Inc.(5)	One stop				N/A(6)				03/2030	—	(3)	—	(7)
Goldcup 31018 AB#(8)(9)(15)(25)	One stop	E +	6.37%	(d)	8.50%	PIK			07/2029	934	825	0.1	890
Goldcup 31018 AB(8)(9)(15)(25)	One stop	E +	6.38%	(d)	8.51%	PIK			07/2029	87	80	—	83
Goldcup 31018 AB(5)(8)(9)(15)	One stop				N/A(6)				01/2029	—	(1)	—	(6)
Netwrix Corporation^	One stop	SF +	4.50%	(j)	8.17%				06/2029	1,418	1,411	0.1	1,383
Netwrix Corporation*^	One stop	SF +	4.50%	(j)	8.17%				06/2029	12,420	12,381	1.0	12,110
Netwrix Corporation(5)	One stop				N/A(6)				06/2029	—	(1)	—	(4)
Netwrix Corporation	One stop	SF +	4.50%	(j)	8.17%				06/2029	623	594	—	477
PDQ.com Corporation(5)	One stop				N/A(6)				10/2032	—	—	—	(9)
PDQ.com Corporation#	One stop	SF +	4.50%	(j)	8.20%				10/2032	2,087	2,082	0.2	1,993
PDQ.com Corporation(5)	One stop				N/A(6)				10/2032	—	(2)	—	(46)
ReliaQuest Holdings, LLC#(25)	One stop	SF +	6.00%	(j)	6.42%	cash/	3.25%	PIK	04/2031	51	51	—	51
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(12)	—	(21)
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(5)	—	(9)
ReliaQuest Holdings, LLC*(25)	One stop	SF +	6.00%	(j)	6.42%	cash/	3.25%	PIK	04/2031	24,946	24,810	2.1	24,697
WPEngine, Inc.#	One stop	SF +	5.75%	(j)	9.44%				08/2029	1,069	1,057	0.1	1,053
WPEngine, Inc.(5)	One stop				N/A(6)				08/2029	—	—	—	(1)
Zarya Holdco, Inc.^	One stop	SF +	6.50%	(j)	10.17%				07/2027	363	360	—	357
Zarya Holdco, Inc.^	One stop	SF +	6.50%	(j)	10.17%				07/2027	956	956	0.1	942
Zarya Holdco, Inc.	One stop	SF +	6.50%	(j)	10.16%				07/2027	7	7	—	6
										54,568	54,150	4.4	53,378
Leisure Products
Crunch Holdings, LLC*^	One stop	SF +	4.50%	(i)	8.17%				09/2031	29,148	29,084	2.4	29,148
Crunch Holdings, LLC(5)	One stop				N/A(6)				09/2031	—	(9)	—	—
Movement Holdings, LLC^(8)(10)	One stop	SF +	5.50%	(k)	9.24%				03/2030	6,962	6,915	0.6	6,962
Movement Holdings, LLC(5)(8)(10)	One stop				N/A(6)				03/2030	—	(8)	—	—
										36,110	35,982	3.0	36,110
Life Sciences Tools & Services
Celerion Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.67%				11/2029	10,398	10,234	0.8	10,389
Celerion Buyer, Inc.(5)	One stop				N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.67%				11/2029	5,845	5,802	0.5	5,839
Celerion Buyer, Inc.#^	One stop	SF +	5.00%	(j)	8.70%				11/2029	13,270	13,208	1.1	13,259
Diamondback Acquisition, Inc.#	One stop	SF +	4.50%	(i)	8.17%				09/2032	5,982	5,968	0.5	5,802
Diamondback Acquisition, Inc.(5)	One stop				N/A(6)				09/2032	—	(3)	—	(37)
Diamondback Acquisition, Inc.	One stop	SF +	4.50%	(i)(j)	8.17%				09/2032	180	178	—	155
PAS Parent Inc.(5)	One stop				N/A(6)				08/2031	—	(5)	—	—
PAS Parent Inc.#	One stop	SF +	4.50%	(i)	8.17%				08/2032	1,021	1,013	0.1	1,024
PAS Parent Inc.(5)	One stop				N/A(6)				08/2032	—	(7)	—	4
										36,696	36,387	3.0	36,435
Machinery
AI Titan Parent, Inc.^	One stop	SF +	4.50%	(i)	8.17%				08/2031	2,705	2,684	0.2	2,583
AI Titan Parent, Inc.	One stop	SF +	4.50%	(i)	8.17%				08/2031	122	120	—	97
AI Titan Parent, Inc.(5)	One stop				N/A(6)				08/2031	—	(3)	—	(15)
Blackbird Purchaser, Inc.*^	One stop	SF +	5.75%	(j)	9.45%				12/2030	25,639	25,482	2.1	25,447
Blackbird Purchaser, Inc.(5)	One stop				N/A(6)				12/2030	—	(13)	—	(14)
Blackbird Purchaser, Inc.	One stop	SF +	5.75%	(i)(j)	9.44%				12/2029	1,856	1,836	0.2	1,835
Thermogenics, Inc.(8)(9)(12)	One stop	CA +	4.25%	(m)	6.56%				06/2032	241	243	—	240
Thermogenics, Inc.(8)(12)	One stop	SF +	4.25%	(j)	7.95%				06/2032	348	346	—	346
Thermogenics, Inc.#(8)(9)(12)	One stop	CA +	4.25%	(m)	6.56%				06/2032	456	462	—	454
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Thermogenics, Inc.(5)(8)(12)	One stop				N/A(6)				06/2032	$—	$(2)	—%	$(2)
Thermogenics, Inc.#(8)(12)	One stop	SF +	4.25%	(j)	7.95%				06/2032	592	590	0.1	589
Thermogenics, Inc.(5)(8)(12)	One stop				N/A(6)				06/2032	—	(5)	—	(6)
Thermogenics, Inc.(8)(9)(12)	One stop	CA +	4.25%	(m)	6.56%				06/2032	47	47	—	46
										32,006	31,787	2.6	31,600
Media
Lotus Topco, Inc.(5)	One stop				N/A(6)				06/2030	—	(8)	—	—
Lotus Topco, Inc.^	One stop	SF +	4.75%	(j)	8.45%				06/2030	7,046	7,009	0.6	7,046
Lotus Topco, Inc.	One stop	SF +	4.75%	(j)	8.45%				06/2030	2,671	2,652	0.2	2,671
Lotus Topco, Inc.#	One stop	SF +	4.75%	(j)	8.45%				06/2030	2,106	2,093	0.2	2,106
Shout! Factory, LLC*	One stop	SF +	5.25%	(j)	8.95%				06/2031	4,738	4,707	0.4	4,673
Shout! Factory, LLC	One stop	SF +	5.25%	(j)	8.92%				06/2031	213	209	—	205
										16,774	16,662	1.4	16,701
Oil, Gas & Consumable Fuels
Edition Holdings, Inc.#	One stop	SF +	4.50%	(i)	8.17%				12/2032	2,547	2,538	0.2	2,522
Edition Holdings, Inc.(5)	One stop				N/A(6)				12/2032	—	(1)	—	(2)
Edition Holdings, Inc.(5)	One stop				N/A(6)				12/2032	—	(1)	—	(5)
										2,547	2,536	0.2	2,515
Pharmaceuticals
ACP Ulysses Buyer, Inc.#	One stop	SF +	4.75%	(j)	8.45%				02/2030	932	897	0.1	923
Caerus Midco 3 S.A.R.L.^(8)(13)	One stop	SF +	5.00%	(j)	8.70%				05/2029	769	761	0.1	753
Caerus Midco 3 S.A.R.L.#(8)(13)	One stop	SF +	5.00%	(j)	8.70%				05/2029	137	136	—	134
Caerus Midco 3 S.A.R.L.(8)(13)	One stop	SF +	5.00%	(j)	8.70%				05/2029	118	117	—	115
Caerus Midco 3 S.A.R.L.(8)(13)	One stop	SF +	5.00%	(i)	8.67%				05/2029	78	77	—	76
Caerus Midco 3 S.A.R.L.(8)(13)	One stop	SF +	5.00%	(j)	8.70%				05/2029	20	20	—	20
Creek Parent, Inc.^	One stop	SF +	5.00%	(i)	8.67%				12/2031	20,081	19,791	1.6	19,769
Creek Parent, Inc.(5)	One stop				N/A(6)				12/2031	—	(38)	—	(45)
										22,135	21,761	1.8	21,745
Professional Services
ALKU Intermediate Holdings, LLC^	One stop	SF +	6.25%	(j)	9.95%				05/2029	1,247	1,237	0.1	1,229
ALKU Intermediate Holdings, LLC#	One stop	SF +	5.50%	(j)	9.20%				05/2029	138	136	—	133
bswift, LLC^	One stop	SF +	4.75%	(j)	8.42%				11/2028	1,105	1,090	0.1	1,078
bswift, LLC^	One stop	SF +	4.75%	(j)	8.40%				11/2028	7,948	7,918	0.6	7,749
bswift, LLC#	One stop	SF +	4.75%	(j)	8.42%				11/2028	1,517	1,510	0.1	1,479
Denali Intermediate Holdings, Inc.(5)	One stop				N/A(6)				08/2032	—	(42)	—	(43)
Denali Intermediate Holdings, Inc.*#	One stop	SF +	5.50%	(i)	9.18%				08/2032	45,341	44,927	3.7	44,918
DISA Holdings Corp.^	Senior secured	SF +	5.00%	(j)	8.66%				09/2028	1,421	1,409	0.1	1,416
DISA Holdings Corp.	Senior secured	SF +	5.00%	(j)	8.66%				09/2028	1,043	1,034	0.1	1,039
DISA Holdings Corp.^	Senior secured	SF +	5.00%	(j)	8.66%				09/2028	702	696	0.1	699
DISA Holdings Corp.(25)	Subordinated debt	SF +	8.50%	(j)	10.17%	cash/	2.00%	PIK	03/2029	53	52	—	53
DISA Holdings Corp.#	Senior secured	SF +	5.00%	(j)	8.66%				09/2028	81	80	—	80
DISA Holdings Corp.#	One stop	SF +	5.00%	(j)	8.66%				09/2028	95	94	—	95
DISA Holdings Corp.	Senior secured	SF +	5.00%	(j)	8.66%				09/2028	200	196	—	198
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(14)	—	(12)
Eclipse Buyer, Inc.^	One stop	SF +	4.50%	(i)	8.18%				09/2031	3,676	3,647	0.3	3,584
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(2)	—	(16)
Teaching Company, The	Senior secured	SF +	5.50%	(j)	9.14%				02/2031	1,059	1,043	0.1	1,043
Teaching Company, The(5)	Senior secured				N/A(6)				02/2031	—	(2)	—	(2)
Varicent Intermediate Holdings Corporation#(8)(12)(25)	One stop	SF +	6.00%	(j)	6.45%	cash/	3.25%	PIK	08/2031	5,058	5,034	0.4	4,806
Varicent Intermediate Holdings Corporation(5)(8)(12)	One stop				N/A(6)				08/2031	—	(5)	—	(52)
Varicent Intermediate Holdings Corporation#(8)(12)(25)	One stop	SF +	6.00%	(j)	6.45%	cash/	3.25%	PIK	08/2031	16,325	16,153	1.3	15,508
Varicent Intermediate Holdings Corporation(5)(8)(12)	One stop				N/A(6)				08/2031	—	(24)	—	(120)
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Varicent Intermediate Holdings Corporation(5)(8)(12)	One stop				N/A(6)				08/2031	$—	$(11)	—%	$(95)
										87,009	86,156	7.0	84,767
Software
Anaplan, Inc.*^	One stop	SF +	4.50%	(j)	8.17%				06/2029	32,654	32,529	2.6	31,675
Anaplan, Inc.(5)	One stop				N/A(6)				06/2028	—	—	—	(9)
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(g)	8.98%				06/2029	676	616	0.1	663
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(g)	8.98%				06/2029	353	313	—	346
Arrow Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.70%				07/2030	4,610	4,539	0.4	4,495
Arrow Buyer, Inc.	One stop	SF +	5.00%	(j)	8.70%				07/2030	293	291	—	285
Arrow Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.70%				07/2030	302	301	—	295
Artifact Bidco, Inc.(5)	One stop				N/A(6)				05/2031	—	(1)	—	(2)
Artifact Bidco, Inc.(5)	One stop				N/A(6)				05/2030	—	(1)	—	—
Artifact Bidco, Inc.(5)	One stop				N/A(6)				05/2030	—	(1)	—	(1)
Artifact Bidco, Inc.^	One stop	SF +	4.15%	(j)	7.85%				07/2031	1,341	1,331	0.1	1,334
Azurite Intermediate Holdings, Inc.^	One stop	SF +	6.00%	(i)	9.67%				03/2031	2,452	2,426	0.2	2,403
Azurite Intermediate Holdings, Inc.^	One stop	SF +	6.00%	(i)	9.67%				03/2031	5,573	5,512	0.5	5,462
Azurite Intermediate Holdings, Inc.(5)	One stop				N/A(6)				03/2031	—	(10)	—	(18)
Baxter Planning Systems, LLC(5)	One stop				N/A(6)				05/2031	—	(4)	—	(16)
Baxter Planning Systems, LLC(5)	One stop				N/A(6)				05/2031	—	(4)	—	(19)
Baxter Planning Systems, LLC*(25)	One stop	SF +	6.26%	(j)	6.55%	cash/	3.38%	PIK	05/2031	3,848	3,828	0.3	3,751
BestPass, Inc.*^	One stop	SF +	5.00%	(i)	8.67%				08/2031	17,945	17,877	1.5	17,587
BestPass, Inc.(5)	One stop				N/A(6)				08/2031	—	(7)	—	(36)
BestPass, Inc.*	One stop	SF +	5.00%	(i)	8.67%				08/2031	2,383	2,374	0.2	2,336
Bloomerang, LLC#(25)	One stop	SF +			6.20%	cash/	3.00%	PIK	12/2029	1,045	1,040	0.1	1,029
Bloomerang, LLC*#(25)	One stop	SF +	5.50%	(j)	6.20%	cash/	3.00%	PIK	12/2029	15,135	15,041	1.2	14,907
Bloomerang, LLC(5)	One stop				N/A(6)				12/2029	—	(19)	—	(45)
Bloomerang, LLC(5)(25)	One stop				N/A(6)				12/2029	—	(17)	—	(41)
Blue Bidco Limited#(8)(9)(10)	One stop	E +	5.00%	(d)	7.17%				06/2032	2,002	1,954	0.2	1,952
Blue Bidco Limited#(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%				06/2032	3,471	3,505	0.3	3,419
Blue Bidco Limited(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%				06/2032	122	126	—	112
Blue Bidco Limited#(8)(10)	One stop	SF +	5.00%	(k)	8.68%				06/2032	510	507	—	499
Blue Bidco Limited(8)(10)	One stop	SF +	5.00%	(k)	8.68%				06/2032	1,047	1,047	0.1	1,026
Burning Glass Intermediate Holdings Company, Inc.	One stop				N/A(6)				06/2028	—	—	—	—
Burning Glass Intermediate Holdings Company, Inc.#	One stop	SF +	4.50%	(j)	8.35%				06/2028	2,022	2,018	0.2	2,022
Bynder BidCo, Inc.& Bynder BidCo B.V.*(8)(18)	One stop	SF +	6.00%	(j)	9.67%				01/2029	956	942	0.1	932
Bynder BidCo, Inc.& Bynder BidCo B.V.*(8)(18)	One stop	SF +	6.00%	(j)	9.67%				01/2029	365	360	—	356
Bynder BidCo, Inc.& Bynder BidCo B.V.(8)(18)	One stop				N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(8)(18)	One stop				N/A(6)				01/2029	—	(1)	—	(1)
Camelia Bidco Limited#(8)(9)(10)	One stop	SN +	5.50%	(g)	9.23%				08/2030	677	643	0.1	657
Camelia Bidco Limited#(8)(9)(10)	One stop	A +	5.50%	(f)	10.28%				08/2030	44	41	—	42
Camelia Bidco Limited(8)(9)(10)	One stop	SN +	5.50%	(g)	9.23%				08/2030	133	126	—	124
Camelia Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(20)	—	(110)
MS Buyer, Inc.	One stop	SF +	5.25%	(j)	8.95%				07/2031	262	249	—	227
MS Buyer, Inc.*#^	One stop	SF +	5.25%	(j)	8.95%				07/2031	18,383	18,248	1.5	18,014
MS Buyer, Inc.*	One stop	SF +	5.25%	(j)	8.95%				07/2031	3,051	3,019	0.2	2,990
Coupa Holdings, LLC^	One stop	SF +	5.25%	(j)	8.92%				02/2030	9,813	9,674	0.8	9,715
Coupa Holdings, LLC(5)	One stop				N/A(6)				02/2029	—	(1)	—	(2)
Coupa Holdings, LLC(5)	One stop				N/A(6)				02/2030	—	(7)	—	(9)
Crewline Buyer, Inc.*#	One stop	SF +	6.75%	(j)	10.42%				11/2030	28,293	28,015	2.3	27,586
Crewline Buyer, Inc.(5)	One stop				N/A(6)				11/2030	—	(29)	—	(74)
Denali Bidco Limited#(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%				09/2031	7,215	7,137	0.6	7,107
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Denali Bidco Limited#(8)(9)(10)	One stop	E +	5.00%	(c)	7.13%				09/2031	$14,944	$14,463	1.2%	$14,720
Denali Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				09/2031	—	(36)	—	(71)
Denali Bidco Limited(8)(9)(10)(25)	Subordinated debt	N/A			11.20%	PIK			09/2032	7,000	7,083	0.6	6,790
Denali Bidco Limited(8)(9)(10)(25)	Subordinated debt	N/A			9.80%	PIK			09/2032	10,542	10,593	0.8	10,225
Einstein Parent, Inc.#	One stop	SF +	5.25%	(j)	8.92%				01/2031	12,284	12,087	1.0	12,039
Einstein Parent, Inc.(5)	One stop				N/A(6)				01/2031	—	(20)	—	(25)
Espresso Bidco, Inc.(25)	One stop	SF +	5.76%	(j)	6.33%	cash/	3.13%	PIK	03/2032	1,326	1,309	0.1	1,290
Espresso Bidco, Inc.(5)	One stop				N/A(6)				03/2032	—	(8)	—	(16)
Espresso Bidco, Inc.#(25)	One stop	SF +	5.76%	(j)	6.33%	cash/	3.13%	PIK	03/2032	5,361	5,295	0.4	5,227
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(j)	8.45%				09/2030	13,007	12,746	1.1	12,812
Evergreen IX Borrower 2023, LLC(5)	One stop				N/A(6)				10/2029	—	(27)	—	(22)
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(j)	8.45%				09/2030	1,136	1,128	0.1	1,119
Flexera Software, LLC#	One stop	SF +	4.50%	(j)	8.15%				08/2032	6,097	6,090	0.5	5,975
Flexera Software, LLC(5)	One stop				N/A(6)				08/2032	—	(1)	—	(9)
Flexera Software, LLC#(9)	One stop	E +	4.50%	(b)	6.45%				08/2032	2,126	2,151	0.2	2,084
Flexera Software, LLC#	One stop	SF +	4.50%	(j)	8.15%				08/2032	1,566	1,561	0.1	1,535
GTIV, LLC#	One stop	SF +	4.75%	(j)	8.42%				02/2031	7,263	7,247	0.6	7,118
GTY Technology Holdings, Inc.#(25)	One stop	SF +	6.63%	(j)	6.17%	cash/	4.13%	PIK	07/2029	8,806	8,710	0.7	8,585
GTY Technology Holdings, Inc.*(25)	One stop	SF +	6.63%	(j)	6.20%	cash/	4.13%	PIK	07/2029	4,520	4,485	0.4	4,407
GTY Technology Holdings, Inc.*(25)	One stop	SF +	6.63%	(j)	6.20%	cash/	4.13%	PIK	07/2029	2,955	2,928	0.2	2,881
GTY Technology Holdings, Inc.*(25)	One stop	SF +	6.63%	(j)	6.20%	cash/	4.13%	PIK	07/2029	541	539	—	528
GTY Technology Holdings, Inc.	One stop	P +	5.00%	(a)	11.75%				07/2029	473	460	—	443
GTY Technology Holdings, Inc.(25)	One stop	SF +	6.63%	(j)	6.17%	cash/	4.13%	PIK	07/2029	1,664	1,638	0.1	1,622
GTY Technology Holdings, Inc.*(25)	One stop	SF +	6.63%	(j)	6.16%	cash/	4.13%	PIK	07/2029	711	707	0.1	693
Gurobi Optimization, LLC(5)	One stop				N/A(6)				09/2031	—	(9)	—	(6)
Gurobi Optimization, LLC^	One stop	SF +	4.50%	(j)	8.20%				09/2031	11,883	11,781	1.0	11,823
Hyland Software, Inc.*^	One stop	SF +	5.00%	(j)	8.70%				09/2030	24,340	24,104	1.9	23,610
Hyland Software, Inc.(5)	One stop				N/A(6)				09/2029	—	(1)	—	(3)
Icefall Parent, Inc.#	One stop	SF +	4.50%	(j)	8.20%				01/2030	24,603	24,289	2.0	23,742
Icefall Parent, Inc.(5)	One stop				N/A(6)				01/2030	—	(30)	—	(84)
ICIMS, Inc.^	One stop	SF +	5.75%	(j)	9.42%				08/2028	5,814	5,777	0.5	5,407
ICIMS, Inc.	One stop	SF +	5.75%	(j)	9.42%				08/2028	22	22	—	11
IQN Holding Corp. (25)	One stop	SF +	5.76%	(j)	6.33%	cash/	3.13%	PIK	05/2029	1,585	1,573	0.1	1,546
IQN Holding Corp. ^(25)	One stop	SF +	5.76%	(j)	6.33%	cash/	3.13%	PIK	05/2029	1,494	1,488	0.1	1,456
IQN Holding Corp.	One stop	SF +	5.25%	(j)	8.95%				05/2028	64	64	—	63
Island Bidco AB#(8)(9)(15)(25)	One stop	E +	7.25%	(d)	2.12%	cash/	7.25%	PIK	07/2028	808	734	0.1	788
Island Bidco AB#(8)(15)(25)	One stop	SF +	7.00%	(k)	7.10%	cash/	3.50%	PIK	07/2028	330	328	—	320
Island Bidco AB(8)(15)	One stop	SF +	6.50%	(k)	10.18%				07/2028	44	43	—	42
Island Bidco AB(8)(9)(15)	One stop	E +	6.50%	(d)	8.83%				07/2028	23	23	—	21
Island Bidco AB*(8)(15)(25)	One stop	SF +	7.00%	(k)	7.10%	cash/	3.50%	PIK	07/2028	3,299	3,284	0.3	3,200
Jawbreaker Parent, Inc.#	One stop	SF +	4.75%	(j)	8.45%				01/2033	1,824	1,815	0.1	1,797
Jawbreaker Parent, Inc.(5)	One stop				N/A(6)				01/2033	—	(2)	—	(5)
Jawbreaker Parent, Inc.(5)	One stop				N/A(6)				01/2033	—	(2)	—	(5)
Jawbreaker Parent, Inc.(5)	One stop				N/A(6)				01/2033	—	(4)	—	(13)
Kairos Bidco Limited(8)(10)	One stop	SF +	4.75%	(j)	8.45%				07/2032	34	33	—	22
Kairos Bidco Limited#(8)(10)	One stop	SF +	4.75%	(j)	8.45%				07/2032	1,992	1,983	0.2	1,922
Kairos Bidco Limited(5)(8)(10)	One stop				N/A(6)				07/2032	—	(3)	—	(23)
Kairos Bidco Limited(8)(10)	One stop	SF +	4.75%	(j)	8.45%				07/2032	300	298	—	289
LeadsOnline, LLC^	One stop	SF +	4.50%	(j)	8.16%				02/2028	4,881	4,823	0.4	4,833
LeadsOnline, LLC^	One stop	SF +	4.50%	(j)	8.16%				02/2028	862	851	0.1	853
LeadsOnline, LLC(5)	One stop				N/A(6)				02/2028	—	(1)	—	(1)
LeadsOnline, LLC^	One stop	SF +	4.50%	(j)	8.20%				02/2028	592	591	—	586
LogicMonitor, Inc.(5)	One stop				N/A(6)				11/2031	—	(6)	—	(16)
LogicMonitor, Inc.(5)	One stop				N/A(6)				11/2031	—	(9)	—	(27)
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
LogicMonitor, Inc.#	One stop	SF +	5.50%	(j)	9.17%				11/2031	$16,498	$16,414	1.3%	$16,251
Matrix42 Holding GMBH(8)(9)(19)	One stop	E +	6.25%	(c)	8.27%				12/2029	5,887	5,879	0.5	5,681
Metatiedot Bidco Oy & Metatiedot US, LLC#(8)(14)	One stop	SF +	5.00%	(j)	8.67%				11/2031	2,931	2,895	0.2	2,799
Metatiedot Bidco Oy & Metatiedot US, LLC(8)(9)(14)	One stop	E +	5.00%	(c)	7.16%				11/2030	220	212	—	179
Metatiedot Bidco Oy & Metatiedot US, LLC#(8)(9)(14)	One stop	E +	5.00%	(c)	7.01%				11/2031	4,523	4,085	0.4	4,319
Metatiedot Bidco Oy & Metatiedot US, LLC(8)(9)(14)	One stop	E +	5.00%	(c)	7.14%				11/2031	404	403	—	386
MYOB Invest Co Pty Ltd#(8)(9)(11)(25)	One stop	A +	5.25%	(e)	6.58%	cash/	2.75%	PIK	06/2030	27,373	25,565	2.2	26,551
Navex Global Holdings Corporation(5)	One stop				N/A(6)				10/2031	—	(6)	—	(64)
Navex Global Holdings Corporation(5)	One stop				N/A(6)				10/2032	—	(2)	—	(20)
Navex Global Holdings Corporation#^	One stop	SF +	5.00%	(i)	8.68%				10/2032	29,764	29,306	2.4	29,021
Obelix Parent, Inc.#	One stop	SF +	5.00%	(j)	8.70%				02/2033	10,090	10,040	0.8	10,039
Obelix Parent, Inc.(5)	One stop				N/A(6)				02/2033	—	(8)	—	(8)
Onit, Inc.^	One stop	SF +	4.75%	(j)	8.42%				01/2032	1,448	1,436	0.1	1,405
Onit, Inc.(5)	One stop				N/A(6)				01/2032	—	(2)	—	(6)
Onit, Inc.(5)	One stop				N/A(6)				01/2032	—	(3)	—	(19)
Onit, Inc.#	One stop	SF +	4.50%	(j)	8.17%				01/2032	561	560	—	539
Orsay Bidco 1 B.V. and Sky Group Holding B.V.(8)(9)(18)	One stop	E +	5.25%	(b)(c)	7.38%				11/2029	1,487	1,503	0.1	1,443
Orsay Bidco 1 B.V. and Sky Group Holding B.V.(8)(9)(18)	One stop	E +	5.25%	(c)	7.38%				11/2029	3,135	2,876	0.3	3,057
Panzura, LLC(7)(25)	One stop	N/A			9.00%	cash/	8.00%	PIK	08/2027	69	65	—	57
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.37%				01/2031	7,225	6,702	0.6	6,936
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.37%				01/2031	496	456	—	476
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.37%				01/2031	2,239	2,057	0.2	2,149
Pineapple German Bidco GMBH(5)(8)(9)(19)	One stop				N/A(6)				01/2031	—	(19)	—	(148)
Pineapple German Bidco GMBH(8)(19)(25)	One stop	SF +	5.25%	(j)	8.94%				01/2031	1,073	1,065	0.1	1,036
Pineapple German Bidco GMBH(8)(19)(25)	One stop	SF +	5.25%	(j)	8.94%				01/2031	495	486	—	478
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.27%				01/2031	372	327	—	321
Quant Buyer, Inc.^	One stop	SF +	5.25%	(j)	8.92%				06/2029	4,335	4,268	0.4	4,204
Quant Buyer, Inc.^	One stop	SF +	5.25%	(j)	8.92%				06/2029	6,362	6,333	0.5	6,171
Quant Buyer, Inc.^	One stop	SF +	5.25%	(j)	8.92%				06/2029	8,875	8,823	0.7	8,609
Quant Buyer, Inc.	One stop	SF +	5.25%	(j)	8.92%				06/2029	115	114	—	111
Rainforest Bidco Limited#(8)(9)(10)(25)	One stop	SN +	5.43%	(g)	7.23%	cash/	1.93%	PIK	07/2029	790	705	0.1	771
Rainforest Bidco Limited#(8)(10)(25)	One stop	SF +	5.43%	(h)	7.13%	cash/	1.93%	PIK	07/2029	141	140	—	138
Rainforest Bidco Limited#(8)(9)(10)(25)	One stop	SN +	5.43%	(g)	7.23%	cash/	1.93%	PIK	07/2029	58	52	—	57
Rainforest Bidco Limited(8)(9)(10)(25)	One stop	SN +	5.43%	(g)	7.23%	cash/	1.93%	PIK	07/2029	7,262	7,033	0.6	7,080
Rainforest Bidco Limited(8)(10)(25)	One stop	SF +	5.43%	(h)	7.13%	cash/	1.93%	PIK	07/2029	1,838	1,838	0.1	1,792
Rainforest Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				07/2029	—	(21)	—	(81)
Rainforest Bidco Limited(8)(10)(25)	One stop	SF +	5.43%	(h)	7.13%	cash/	1.93%	PIK	07/2029	1,280	1,280	0.1	1,248
Sapphire Bidco Oy(8)(9)(14)	One stop	E +	4.75%	(c)	6.80%				07/2029	645	649	0.1	629
Spark Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				10/2032	—	—	—	(20)
Spark Bidco Limited#(8)(10)	One stop	SF +	4.75%	(j)	8.40%				10/2032	16,238	16,135	1.3	15,589
Spark Bidco Limited(5)(8)(10)	One stop				N/A(6)				10/2032	—	(15)	—	(112)
Spark Bidco Limited#(8)(10)	One stop	SF +	4.75%	(j)	8.40%				10/2032	5,876	5,876	0.5	5,641
Spark Bidco Limited#(8)(9)(10)	One stop	A +	4.75%	(e)	8.50%				10/2032	3,475	3,300	0.3	3,353
Striim, Inc.#(25)	One stop	N/A			14.00%	PIK			03/2031	1,728	1,668	0.1	1,667
Templafy APS and Templafy, LLC*(8)(17)	One stop	SF +	6.00%	(j)	9.82%				07/2028	543	537	—	535
Templafy APS and Templafy, LLC(5)(8)(17)	One stop				N/A(6)				07/2028	—	—	—	(1)
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(i)	8.67%				05/2031	$632	$605	—%	$525
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(i)	8.67%				05/2031	339	322	—	260
Togetherwork Holdings, LLC^	One stop	SF +	5.00%	(i)	8.67%				05/2031	25,204	25,042	2.0	24,574
Transform Bidco Limited(8)(10)	One stop	SF +	6.50%	(i)	10.18%				06/2030	578	567	—	542
Transform Bidco Limited#(8)(10)(25)	One stop	SF +	6.50%	(j)	10.15%	PIK			01/2031	9,296	9,184	0.7	8,924
Transform Bidco Limited(5)(8)(10)	One stop				N/A(6)				01/2031	—	(12)	—	(53)
Transform Bidco Limited#(8)(10)(25)	One stop	SF +	7.00%	(j)	7.65%	cash/	3.00%	PIK	01/2031	1,281	1,261	0.1	1,230
Transform Bidco Limited(5)(8)(10)	One stop				N/A(6)				01/2031	—	(9)	—	(50)
Transform Bidco Limited(8)(9)(10)(25)	One stop	A +	6.50%	(e)	8.04%	cash/	2.50%	PIK	01/2031	811	760	0.1	783
Transform Bidco Limited(8)(9)(10)(25)	One stop	SN +	6.50%	(g)	7.73%	cash/	2.50%	PIK	01/2031	121	116	—	117
Tricentis Operations Holdings, Inc.(5)	One stop				N/A(6)				02/2032	—	(8)	—	(61)
Tricentis Operations Holdings, Inc.#(25)	One stop	SF +	6.00%	(j)	6.39%	cash/	3.25%	PIK	02/2032	17,124	17,056	1.4	16,611
Tricentis Operations Holdings, Inc.(5)	One stop				N/A(6)				02/2032	—	(14)	—	(98)
Trintech, Inc.#	One stop	SF +	4.75%	(i)	8.42%				01/2033	6,605	6,541	0.5	6,308
Trintech, Inc.(5)	One stop				N/A(6)				01/2033	—	(5)	—	(50)
Trintech, Inc.(5)	One stop				N/A(6)				01/2033	—	(8)	—	(37)
Vanco Payment Solutions, LLC(5)	One stop				N/A(6)				12/2031	—	(1)	—	(5)
Vanco Payment Solutions, LLC#	One stop	SF +	4.75%	(j)	8.45%				12/2031	3,052	3,023	0.2	2,945
Vantage Bidco GMBH*(8)(9)(19)	One stop	E +	6.25%	(c)	8.39%				04/2031	8,009	7,316	0.6	7,688
Vantage Bidco GMBH(5)(8)(9)(19)	One stop				N/A(6)				10/2030	—	(13)	—	(55)
Varinem German Midco GMBH*(8)(9)(19)	One stop	E +	5.50%	(d)	7.63%				07/2031	6,777	6,348	0.6	6,743
Varinem German Midco GMBH(8)(9)(19)	One stop	E +	4.75%	(d)	6.88%				07/2031	2,143	2,036	0.2	2,019
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	(8)	—	(99)
Viper Bidco, Inc.*^	One stop	SF +	4.75%	(j)	8.45%				11/2031	21,552	21,464	1.7	21,121
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	(8)	—	(41)
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	(5)	—	(23)
Viper Bidco, Inc.#(9)	One stop	SN +	4.75%	(g)	8.48%				11/2031	9,746	9,240	0.8	9,551
Zendesk, Inc.	One stop	SF +	5.00%	(j)	8.69%				11/2028	818	811	0.1	793
Zendesk, Inc.	One stop	SF +	5.00%	(j)	8.71%				11/2028	1,558	1,547	0.1	1,512
Zendesk, Inc.(5)	One stop				N/A(6)				11/2028	—	—	—	(2)
Zendesk, Inc.^	One stop	SF +	5.00%	(j)	8.71%				11/2028	9,666	9,582	0.8	9,376
										655,255	644,209	52.5	636,350
Specialty Retail
Biscuit Parent, LLC^	One stop	SF +	4.75%	(j)	8.45%				02/2031	17,445	17,351	1.4	17,445
Biscuit Parent, LLC(5)	One stop				N/A(6)				02/2031	—	(28)	—	—
Biscuit Parent, LLC	One stop				N/A(6)				02/2031	—	—	—	—
Cavender Stores L.P.^	Senior secured	SF +	4.50%	(i)	8.17%				10/2029	24,500	24,355	2.0	24,500
Consilio Midco Limited(8)(9)(10)(25)	Subordinated debt	E +	7.50%	(c)(d)	9.60%				04/2033	1,398	1,368	0.1	1,342
Consilio Midco Limited#(8)(9)(10)	Senior secured	E +	4.75%	(c)	6.88%				04/2032	4,763	4,665	0.4	4,596
Consilio Midco Limited#(8)(10)	Senior secured	SF +	4.75%	(j)	8.45%				04/2032	3,938	3,921	0.3	3,800
Consilio Midco Limited#(8)(10)	Senior secured	SF +	4.75%	(j)	8.45%				04/2032	2,427	2,417	0.2	2,342
Consilio Midco Limited(8)(10)	Senior secured	SF +	4.75%	(i)	8.45%				04/2032	229	223	—	181
Consilio Midco Limited(5)(8)(10)	Senior secured				N/A(6)				04/2032	—	—	—	(32)
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Consilio Midco Limited(8)(10)(25)	Subordinated debt	SF +	7.50%	(j)	11.23%		04/2033	$1,791	$1,780	0.1%	$1,728
Consilio Midco Limited(5)(8)(10)(25)	Subordinated debt	SF +	7.50%	(j)	11.38%	PIK	04/2033	3	3	—	(24)
CVP Holdco, Inc.(5)	One stop				N/A(6)		06/2030	—	(9)	—	(10)
CVP Holdco, Inc.*^	One stop	SF +	4.75%	(i)	8.42%		06/2031	11,983	11,893	1.0	11,869
CVP Holdco, Inc.	One stop	SF +	4.75%	(i)	8.42%		06/2031	1,056	1,044	0.1	1,026
Metal Supermarkets US Buyer, LLC^(8)(12)	One stop	SF +	4.75%	(j)	8.45%		12/2030	3,081	3,069	0.3	3,066
Metal Supermarkets US Buyer, LLC(8)(12)	One stop	SF +	4.75%	(j)	8.45%		12/2030	34	32	—	32
PetVet Care Centers LLC^	One stop	SF +	6.00%	(i)	9.67%		11/2030	12,738	12,574	1.0	11,465
PetVet Care Centers LLC	One stop	SF +	6.00%	(i)	9.67%		11/2029	389	365	—	228
Radiance Borrower, LLC	One stop	SF +	5.25%	(i)	8.92%		06/2031	182	170	—	182
Radiance Borrower, LLC^(25)	One stop	SF +	5.25%	(i)	8.92%		06/2031	19,392	19,286	1.6	19,392
Salon Lofts Group, LLC(5)	Senior secured				N/A(6)		08/2028	—	(5)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	203	202	—	203
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.70%	PIK	09/2029	1,481	1,473	0.1	1,481
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.70%	PIK	09/2029	658	654	0.1	658
Salon Lofts Group, LLC	Senior secured	SF +	5.25%	(j)	8.95%		08/2028	637	635	0.1	637
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	4,345	4,321	0.4	4,345
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.70%	PIK	09/2029	712	708	0.1	712
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	293	291	—	293
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	284	282	—	284
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.70%	PIK	09/2029	189	185	—	189
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	225	224	—	225
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	94	93	—	94
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	261	259	—	261
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	71	71	—	71
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	66	65	—	66
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	415	411	—	415
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	520	516	0.1	520
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.70%	PIK	09/2029	387	384	—	387
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	128	128	—	128
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	87	86	—	87
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.70%	PIK	09/2029	36	36	—	36
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	447	445	—	447
Salon Lofts Group, LLC(5)	Second lien				N/A(6)		09/2029	—	(12)	—	—
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.70%	PIK	09/2029	141	140	—	141
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	140	140	—	140
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.^	One stop	SF +	5.25%	(j)	8.95%		12/2029	1,785	1,769	0.2	1,775
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.	One stop	SF +	5.25%	(j)(k)	8.95%		12/2028	271	266	—	266
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(5)	One stop				N/A(6)		12/2029	—	(3)	—	(1)
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.*(9)	One stop	CA +	5.25%	(m)	7.56%		12/2029	6,975	7,027	0.6	6,936
VSG Acquisition Corp. and Sherrill, Inc.*	One stop	SF +	5.00%	(j)	8.67%		10/2029	1,966	1,949	0.2	1,957
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.00%	(j)	8.67%		10/2029	109	106	—	107
VSG Acquisition Corp. and Sherrill, Inc.(5)	One stop				N/A(6)		10/2029	—	(4)	—	(4)
								128,275	127,321	10.4	125,984
Transportation Infrastructure
LDS Intermediate Holdings, LLC(5)	One stop				N/A(6)		02/2032	—	(10)	—	(18)
LDS Intermediate Holdings, LLC^	One stop	SF +	5.00%	(i)	8.67%		02/2032	13,186	13,118	1.1	13,064
LDS Intermediate Holdings, LLC^	One stop	SF +	5.00%	(i)	8.67%		02/2032	2,611	2,598	0.2	2,587
LDS Intermediate Holdings, LLC(5)	One stop				N/A(6)		02/2032	—	(12)	—	(24)
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(i)	8.67%		02/2032	677	674	—	670
								16,474	16,368	1.3	16,279
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Water Utilities
S.J. Electro Systems, LLC#	One stop	SF +	4.75%	(j)	8.57%	06/2028	$1,553	$1,546	0.1%	$1,546
S.J. Electro Systems, LLC(5)	One stop				N/A(6)	06/2028	—	(8)	—	(8)
Vessco Midco Holdings, LLC#	One stop	SF +	4.50%	(k)	8.23%	07/2031	1,673	1,665	0.2	1,665
Vessco Midco Holdings, LLC(5)	One stop				N/A(6)	07/2031	—	(4)	—	(8)
Vessco Midco Holdings, LLC^	One stop	SF +	4.50%	(i)(k)	8.15%	07/2031	1,523	1,512	0.1	1,516
Vessco Midco Holdings, LLC(5)	One stop				N/A(6)	07/2031	—	(1)	—	(1)
Vessco Midco Holdings, LLC	One stop	SF +	4.50%	(i)(k)	8.17%	07/2031	469	467	—	466
							5,218	5,177	0.4	5,176

Total debt investments							2,486,918	2,457,031	201.7	2,445,114

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(22)(23)
Aerospace & Defense
PPW Aero Buyer, Inc.	LP interest	N/A	N/A	02/2023	N/A	40	$399	—%	$379

Air Freight & Logistics
RJW Group Holdings, Inc.	LP interest	N/A	N/A	11/2024	N/A	1,172	721	0.1	990

Auto Components
Arnott, LLC	LP interest	N/A	N/A	12/2024	N/A	—	94	—	63

Automobiles
CAP-KSI Holdings, LLC	LP interest	N/A	N/A	06/2024	N/A	571	—	—	51
CAP-KSI Holdings, LLC	LP interest	N/A	N/A	06/2024	N/A	571	571	0.1	607
National Express Wash Parent Holdco, LLC	LP interest	N/A	N/A	07/2022	N/A	1	77	—	156
Quick Quack Car Wash Holdings, LLC	LP interest	N/A	N/A	06/2024	N/A	3,673	3,673	0.5	5,300
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A	06/2024	N/A	727	727	0.1	1,049
Yorkshire Parent, Inc.	LP interest	N/A	N/A	12/2023	N/A	—	131	—	162
							5,179	0.7	7,325
Beverages
Spindrift Beverage Co. Inc.	LP interest	N/A	N/A	02/2025	N/A	2	2,164	0.2	2,564

Commercial Services & Supplies
CHA Vision Holdings, Inc.	LP interest	N/A	N/A	01/2024	N/A	—	110	—	132

Containers & Packaging
Packaging Coordinators Midco, Inc.	LP interest	N/A	N/A	09/2025	N/A	31	312	—	295

Diversified Consumer Services
Action Termite Control, LLC	Preferred stock	N/A	N/A	12/2025	N/A	—	56	—	58
Action Termite Control, LLC	Common stock	N/A	N/A	12/2025	N/A	1	3	—	6
CHVAC Services Investment, LLC	LLC interest	N/A	N/A	05/2024	N/A	95	240	—	298
DP Flores Holdings, LLC	LLC interest	N/A	N/A	09/2022	N/A	88	70	—	148
Kodiak Buyer, LLC	Common stock	N/A	N/A	08/2025	N/A	1	144	—	165
HS Spa Holdings, Inc.	LP interest	N/A	N/A	05/2022	N/A	78	78	—	52
NSG Buyer, Inc.	LP interest	N/A	N/A	11/2022	N/A	1	953	0.1	1,443
SCP CDH Buyer, Inc.	Preferred stock	N/A	N/A	12/2025	N/A	—	114	—	117
SCP CDH Buyer, Inc.	Common stock	N/A	N/A	12/2025	N/A	1	6	—	12
Virginia Green Acquisition, LLC	LP interest	N/A	N/A	12/2023	N/A	96	96	—	133
							1,760	0.1	2,432
Electric Utilities
Smart Energy Systems, Inc.	Warrant	N/A	N/A	01/2025	N/A	5	26	—	102

Electrical Equipment
Wildcat TopCo, Inc.(24)	LP interest	N/A	N/A	12/2024	N/A	135	110	—	141

Food & Staples Retailing
GMF Parent, Inc.	LP interest	N/A	N/A	12/2025	N/A	—	323	—	332

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Zullas, L.C.	Common stock	N/A	N/A		06/2025	N/A	1	$564	0.1%	$588

Healthcare Equipment & Services
Isto Group, Inc.(9)	LP interest	N/A	N/A		09/2025	N/A	3	389	—	394
Centegix Intermediate II, LLC	LLC interest	N/A	N/A		08/2025	N/A	664	664	0.1	700
ZimVie, Inc.	LP interest	N/A	N/A		10/2025	N/A	2	141	—	141
								1,194	0.1	1,235
Healthcare Providers & Services
HP TLE Buyer, Inc.	LP interest	N/A	N/A		07/2025	N/A	243	243	—	245
Signature MD, Inc.	Common stock	N/A	N/A		02/2026	N/A	—	112	—	111
								355	—	356
Healthcare Technology
Amberfield Acquisition Co.	LLC interest	N/A	N/A		05/2024	N/A	404	404	0.1	541
Modernizing Medicine, Inc.(24)	Preferred stock	N/A	13.00%	Non-Cash	04/2025	N/A	5	5,038	0.4	5,087
								5,442	0.5	5,628
Hotels, Restaurants & Leisure
Patriot Acquireco, LLC	Common stock	N/A	N/A		09/2025	N/A	641	650	0.1	619
PB Group Holdings, LLC	LP interest	N/A	N/A		08/2024	N/A	99	228	—	214
Rooster BidCo Limited(8)(10)	LP interest	N/A	N/A		03/2025	N/A	364	378	0.1	795
Saguaro Buyer, LLC	Common stock	N/A	N/A		07/2025	N/A	1	750	0.1	1,034
								2,006	0.3	2,662
Industrial Conglomerates
Anova Buyer, Inc.	Common stock	N/A	N/A		01/2026	N/A	—	308	—	309

Insurance
Oakbridge Insurance Agency LLC	LP interest	N/A	N/A		11/2023	N/A	5	98	—	119

IT Services
Critical Start, Inc.	Common stock	N/A	N/A		05/2022	N/A	38	38	—	8
Netwrix Corporation	LLC interest	N/A	N/A		06/2022	N/A	11	21	—	18
								59	—	26
Leisure Products
Movement Holdings, LLC(8)(10)	LLC interest	N/A	N/A		03/2024	N/A	—	421	—	199

Life Sciences Tools & Services
Celerion Buyer, Inc.(24)	Common stock	N/A	N/A		11/2022	N/A	446	—	0.1	1,012

Pharmaceuticals
Creek Parent, Inc.	LP interest	N/A	N/A		12/2024	N/A	905	905	0.1	1,194

Professional Services
Eclipse Buyer, Inc.(24)	Preferred stock	N/A	12.50%	Non-Cash	09/2024	N/A	—	1,752	0.2	1,733

Software
Anaplan, Inc.	LP interest	N/A	N/A		06/2022	N/A	890	891	0.1	1,537
MS Buyer, Inc.	LP interest	N/A	N/A		07/2024	N/A	228	228	—	177
Claroty, Ltd.(8)(16)	Preferred stock	N/A	N/A		01/2026	N/A	22	1,882	0.2	1,908
Cynet Security Ltd.(8)(16)	Preferred stock	N/A	N/A		08/2022	N/A	23	81	—	94
Denali Bidco Limited(8)(10)	LP interest	N/A	N/A		08/2023	N/A	85	51	—	155
Energy Worldnet, LLC(24)	LLC interest	N/A	N/A		02/2025	N/A	50	51	—	57
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
GTY Technology Holdings, Inc.	LP interest	N/A			N/A		07/2022	N/A	60	$54	—%	$117
Gurobi Optimization, LLC	Common stock	N/A			N/A		09/2024	N/A	—	183	—	172
Kaseya Inc.(24)	Preferred stock	SF +	10.75%	(j)	14.35%	Non-Cash	06/2022	N/A	—	760	0.1	759
Kaseya Inc.	LP interest	N/A			N/A		06/2022	N/A	50	50	—	44
LogicMonitor, Inc.	LP interest	N/A			N/A		12/2024	N/A	250	250	—	280
Navex Global Holdings Corporation	LP interest	N/A			N/A		10/2025	N/A	1	626	0.1	532
Menlo Ridgeview Co-Invest, LLC(8)	LLC interest	N/A			N/A		05/2025	N/A	359	370	—	393
Onit, Inc.	Common stock	N/A			N/A		09/2025	N/A	—	6	—	7
Panzura, LLC	LLC interest	N/A			N/A		03/2025	N/A	1	4	—	—
Striim, Inc.	Warrant	N/A			N/A		03/2026	N/A	48	51	—	51
Templafy APS and Templafy, LLC(8)(17)	Warrant	N/A			N/A		07/2022	N/A	—	8	—	5
Togetherwork Holdings, LLC	LP interest	N/A			N/A		07/2024	N/A	272	1,188	0.1	1,260
Transform Bidco Limited(8)(10)	LP interest	N/A			N/A		04/2025	N/A	895	901	0.1	836
Tricentis Operations Holdings, Inc.	LP interest	N/A			N/A		02/2025	N/A	40	40	—	36
Zendesk, Inc.	Common stock	N/A			N/A		11/2022	N/A	22	218	—	188
										7,893	0.7	8,608
Specialty Retail
Metal Supermarkets US Buyer, LLC(8)(12)	LLC interest	N/A			N/A		12/2024	N/A	—	—	—	2
Metal Supermarkets US Buyer, LLC(8)(12)	LLC interest	N/A			N/A		12/2024	N/A	1	93	—	91
Salon Lofts Group, LLC	Common stock	N/A			N/A		08/2022	N/A	—	116	—	63
										209	—	156

Total equity investments										32,404	3.2	38,580

Total investments										$2,489,435	204.9%	$2,483,694

Money market funds (included in cash equivalents and restricted cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)					3.53%	(26)				$34,576	2.9%	$34,576
Total money market funds										34,576	2.9	34,576
Total investments and money market funds										$2,524,011	207.8%	$2,518,270

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
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
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Prime (“P”), Australian Interbank Rate (“AUD” or “A”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or the Sterling Overnight Index Average (“SONIA” or “SN”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of March 31, 2026. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of March 31, 2026, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2026, as the loan could have priced or repriced based on an index rate prior to March 31, 2026.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 6.75% as of March 31, 2026.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 1.89% as of March 31, 2026.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.08% as of March 31, 2026.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.48% as of March 31, 2026.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.31% as of March 31, 2026.
(f) Denotes that all or a portion of the contract was indexed to the Six-Month AUD, which was 4.78% as of March 31, 2026.
(g) Denotes that all or a portion of the contract was indexed to SONIA, which was 3.73% as of March 31, 2026.
(h) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 3.68% as of March 31, 2026.
(i) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 3.66% as of March 31, 2026.
(j) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 3.68% as of March 31, 2026.
(k) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 3.70% as of March 31, 2026.
(l) Denotes that all or a portion of the contract was indexed to Daily CORRA, which was 2.27% as of March 31, 2026.
(m) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 2.29% as of March 31, 2026.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2026.
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
(6)The entire commitment was unfunded as of March 31, 2026. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)Investment was on non-accrual status as of March 31, 2026, meaning that the Company has ceased recognizing interest or non-cash dividend income on the investment.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, total non-qualifying assets at fair value represented 12.3% of the Company’s total assets calculated in accordance with the 1940 Act.
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
March 31, 2026
(Dollar and share amounts in thousands)
(22)Equity investments are non-income producing securities, unless otherwise noted.
(23)Ownership of certain equity investments occurs through a holding company or partnership.
(24)The Company holds an equity investment that is income producing.
(25)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the six months ended March 31, 2026.
(26)The rate shown is the annualized seven-day yield as of March 31, 2026.
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
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Kaseya Inc.(23)	Preferred stock	SF +	10.75%	(i)	14.92%	Non-Cash	06/2022	N/A	—	$705	0.1%	$727
Kaseya Inc.	Common stock	N/A			N/A		06/2022	N/A	50	50	—	53
LogicMonitor, Inc.	LLC units	N/A			N/A		12/2024	N/A	250	250	—	277
Menlo Ridgeview Co-Invest, LLC(7)	LLC units	N/A			N/A		05/2025	N/A	359	368	0.1	384
Onit, Inc.(23)	Common stock	N/A			N/A		09/2025	N/A	—	7	—	7
Panzura, LLC	LLC units	N/A			N/A		03/2025	N/A	1	4	—	—
StrongDM, Inc.	Preferred stock	N/A			N/A		05/2025	N/A	164	871	0.1	906
Templafy APS and Templafy, LLC(7)(16)	Preferred stock	N/A			N/A		07/2022	N/A	—	8	—	2
Togetherwork Holdings, LLC	Preferred stock	N/A			N/A		07/2024	N/A	272	1,188	0.1	1,219
Transform Bidco Limited(7)(9)	LP units	N/A			N/A		04/2025	N/A	894	894	0.1	926
Tricentis Operations Holdings, Inc.	Preferred stock	N/A			N/A		02/2025	N/A	40	40	—	44
Zendesk, Inc.	LP units	N/A			N/A		11/2022	N/A	22	218	—	222
										6,150	0.7	7,115
Specialty Retail
Metal Supermarkets US Buyer, LLC(7)(11)	Preferred stock	N/A			N/A		12/2024	N/A	—	—	—	8
Metal Supermarkets US Buyer, LLC(7)(11)	LLC units	N/A			N/A		12/2024	N/A	1	93	—	99
Salon Lofts Group, LLC	Preferred stock	N/A			N/A		08/2022	N/A	—	116	—	91
										209	—	198

Total equity investments										29,539	3.1	35,130

Total investments										$2,176,447	206.7%	$2,209,174

Money market funds (included in cash equivalents and restricted cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)					3.99%	(25)				$46,041	4.3%	$46,041
Total money market funds										46,041	4.3	46,041
Total investments and money market funds										$2,222,488	211.0%	$2,255,215
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
Net assets and fair values are presented based on the applicable foreign exchange rates and fluctuations arising from the translation of assets and liabilities are included within “Net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies” in the Consolidated Statements of Operations.
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
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Derivative instruments:
The Company follows the guidance in ASC Topic 815 - Derivatives and Hedging (“ASC Topic 815”), when accounting for derivative instruments.
Forward currency contracts: A forward currency contract is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilized forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as unrealized appreciation (depreciation) until the contracts are closed. When the contracts are closed, realized gains (losses) are recorded. Realized gains (losses) and unrealized appreciation (depreciation) on the forward currency contracts are included in the Consolidated Statements of Operations. Unrealized appreciation (depreciation) on forward currency contracts is recorded in the Consolidated Statements of Financial Condition as a component of “Net unrealized appreciation from forward currency contracts” or “Net unrealized depreciation from forward currency contracts” by counterparty on a net basis across all derivative instruments, not taking into account collateral posted, which is recorded separately, if applicable.
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
Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three and six months ended March 31, 2026, the Company received Loan Origination Fees that were capitalized of $1,100 and $3,079, respectively. For the three and six months ended March 31, 2025, the Company received Loan Origination Fees that were capitalized of $1,890 and $4,379, respectively. For the three and six months ended March 31, 2026, interest income included $1,352 and $3,508, respectively, of Discount Amortization. For the three and six months ended March 31, 2025, interest income included $1,484 and $2,437, respectively, of Discount Amortization.
For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2026, investment income included $3,583 and $7,351, respectively, of PIK interest and the Company capitalized PIK interest of $3,577 and $7,344, respectively, into the principal balance of certain debt investments. For three and six months ended March 31, 2025, investment income included $2,265 and $4,571, respectively, of PIK interest and the Company capitalized PIK interest of $2,263 and $4,561, respectively, into the principal balance of certain debt investments.
In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the three and six months ended March 31, 2026, fee income included $40 and $126, respectively, from non-recurring prepayment premiums. For both the three and six months ended March 31, 2025, fee income included $24 non-recurring prepayment premiums. All other income is recorded into income when earned.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and six months ended March 31, 2026, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $55,104 and $105,775, respectively. For the three and six months ended March 31, 2025, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $40,148 and $77,062, respectively.
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
For the three and six months ended March 31, 2026, the Company recognized PIK and non-cash dividend income of $243 and $483, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2025, the Company recognized PIK and non-cash dividend income of $114 and $208, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2026, the Company received no cash payments of accrued and capitalized preferred dividends. For the three and six months ended March 31, 2025, the Company received $170 of cash payments of accrued and capitalized preferred dividends.
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
For the three months ended March 31, 2026, the Company did not record any dividend income received in cash. For the six months ended March 31, 2026, the Company recorded dividend income received in cash of $152. For the three and six months ended March 31, 2026, the Company recorded return of capital distributions received in cash of $7 and $32, respectively. For the three months ended March 31, 2025, the Company did not record any dividend income received in cash and did not receive any return of capital distributions in cash. For the six months ended March 31, 2025, the Company recorded dividend income received in cash of $67 and return of capital distributions received in cash of $91.
Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the “Net change in unrealized appreciation (depreciation) on investment transactions” in the Consolidated Statements of Operations.
Non-accrual investments: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans as of March 31, 2026 was $411. As of September 30, 2025, the Company had no portfolio company investments on non-accrual status.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Management reviews all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. There were no preferred equity securities on non-accrual status as of March 31, 2026 and September 30, 2025.
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
Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For both the three and six months ended March 31, 2026 and 2025, the Company did not record any U.S. federal excise tax expense.
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2026. The Company’s tax returns for the 2022 through 2024 tax years remain subject to examination by U.S. federal and most state tax authorities.
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
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2026 and September 30, 2025, the Company had deferred debt issuance costs of $6,346 and $8,281, respectively. These amounts are amortized and included in “Interest and other debt financing expenses” in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and six

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
months ended March 31, 2026 was $972 and $1,962, respectively. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2025 was $970 and $1,921, respectively.
Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three and six months ended March 31, 2026, there was no amortization of deferred offering costs included in “Professional fees” on the Consolidated Statements of Operations. For the three and six months ended March 31, 2025, the Company amortized $33 and $68, respectively, of deferred offering costs, which are included in “Professional fees” on the Consolidated Statements of Operations.
Segment reporting: In accordance with ASC Topic 280 - Segment Reporting (“ASC Topic 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the senior executive committee that, as of March 31, 2026, includes the Company’s chief executive officer, chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statement of Financial Condition as “Total assets” and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations.

Recent Accounting Updates: In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2024-03 requires disaggregated disclosure of certain costs and expenses, including purchase of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting ASU No. 2024-03.
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of March 31, 2026 and September 30, 2025, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of March 31, 2026		As of September 30, 2025
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 4 Stockholders	$1,523,641	$1,183,947	$1,523,641	$1,036,370
As of March 31, 2026 and September 30, 2025, the ratio of total contributed capital to total capital subscriptions was 77.7% and 68.0%, respectively, and the Company had uncalled capital commitments of $339,694 and $487,271, respectively.
The following table summarizes the shares of GBDC 4 common stock issued for the six months ended March 31, 2026 and 2025:

	Date	Shares Issued	NAV per share	Proceeds

Shares issued for the six months ended March 31, 2025
Issuance of shares	12/23/2024	6,725,731.752	$15.00	$100,886
Issuance of shares	01/13/2025	502,802.331	15.00	7,542
Issuance of shares	03/25/2025	4,565,389.866	15.00	68,480
Shares issued for capital drawdowns		11,793,923.949		$176,908
Issuance of shares	11/19/2024	204,508.932	$15.00	$3,068
Issuance of shares	12/18/2024	72,984.041	15.00	1,095
Issuance of shares	01/08/2025	85,661.548	15.00	1,285
Issuance of shares	02/18/2025	112,987.679	15.00	1,695
Issuance of shares	03/18/2025	86,219.253	15.00	1,293
Shares issued through DRIP		562,361.453		$8,436

Shares issued for the six months ended March 31, 2026
Issuance of shares	12/15/2025	6,337,944.133	$15.00	$95,069
Issuance of shares	03/26/2026	3,500,503.191	15.00	52,508
Shares issued for capital drawdowns		9,838,447.324		$147,577
Issuance of shares	11/20/2025	259,908.674	$15.00	$3,899
Issuance of shares	12/17/2025	124,438.025	15.00	1,866
Issuance of shares	01/21/2026	132,771.619	15.00	1,992
Issuance of shares	02/18/2026	137,242.100	15.00	2,059
Issuance of shares	03/18/2026	134,205.234	15.00	2,013
Shares issued through DRIP		788,565.652		$11,829
Note 4. Related Party Transactions
Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Board most recently re-approved the Investment Advisory Agreement in May 2026. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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
For the three and six months ended March 31, 2026, the base management fee incurred by the Company was $8,404 and $16,508, respectively, and the base management fee irrevocably waived by the Investment Adviser was $5,348 and $10,505, respectively. For the three and six months ended March 31, 2025, the base management fee incurred by the Company was $5,430 and $10,409, respectively, and the base management fee irrevocably waived by the Investment Adviser was $3,455 and $6,623, respectively.
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
•100% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which amounts payable to the Investment Adviser pursuant to the Income Incentive Fee equal 20.0% of the Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate as if a hurdle rate did not apply. This portion of Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate is referred to as the “catch-up” provision; and
•20.0% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.
The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter.
For the three and six months ended March 31, 2026, the Income Incentive Fee incurred was $6,420 and $13,122, respectively. For the three and six months ended March 31, 2025, the Income Incentive Fee incurred was $4,696 and $8,807, respectively.
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
For the three and six months ended March 31, 2026, the Income Incentive Fee irrevocably waived by the Investment Adviser was $3,210 and $6,561, respectively. For the three and six months ended March 31, 2025, the Income Incentive Fee irrevocably waived by the Investment Adviser was $2,348 and $4,403, respectively.
The second part of the Incentive Fee, the Capital Gain Incentive Fee, equals (a) 20.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year following the Waiver Period (or, upon termination of the Investment Advisory Agreement, as of the termination date), less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s “Capital Gain Incentive Fee Base” equals (1) the sum of (A) realized capital gains, if any, on a cumulative positive basis, (B) all realized capital losses on a cumulative basis and (C) all unrealized capital depreciation on a cumulative basis, less (2) unamortized deferred debt issuance costs as of the date of calculation, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis from April 1, 2022, the date the Company elected to be a BDC. For periods ending on or prior to the date of the closing of a Liquidity Event, the Investment Adviser has agreed to irrevocably waive that portion of the Capital Gain Incentive Fee payable under the Investment Advisory Agreement, calculated as described above, in excess of 10.0% of the Capital Gain Incentive Fee Base, provided that any amounts so waived shall be deemed paid to the Investment Adviser for purposes of determining the Capital Gain Incentive Fee payable after the closing of a public offering or listing. In addition, the Investment Adviser has agreed during the Waiver Period to defer payment of any Capital Gain Incentive Fee until after the Waiver Period, if and to the extent a Capital Gain Incentive Fee becomes payable as of any date after the Waiver Period.
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
For the three and six months ended March 31, 2026 and 2025, the Company did not accrue a Capital Gain Incentive Fee. As of both March 31, 2026 and September 30, 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to March 31, 2026.

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
For the three and six months ended March 31, 2026, the Company recorded a reversal of the capital gain incentive fee under GAAP of $1,440 and $1,357, respectively. For the three and six months ended March 31, 2025, the Company accrued a capital gain incentive fee under GAAP of $90 and $406, respectively. Changes in the accrual for the capital gain incentive fee under GAAP are included in “Incentive fee” in the Consolidated Statements of Operations. As of March 31, 2026, there was no cumulative accrual for capital gain incentive fee under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition. As of September 30, 2025, there was $1,357 of cumulative accrual for capital gain incentive fee under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition.
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
As of March 31, 2026 and September 30, 2025, included in accounts payable and other liabilities is $788 and $606, respectively, for accrued allocated shared services under the Administration Agreement.
Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through April 1, 2022 and has incurred $166 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2021.
The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of both March 31, 2026 and September 30, 2025, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $304.
The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2026 were $698 and $1,283, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2025 were $534 and $842, respectively. As of March 31, 2026 and September 30, 2025, included in accounts payable and other liabilities were $330 and $585, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.
On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP’s capital contribution to the Company prior to such date of $11. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P. LLC concurrently entered into a Subscription Agreement for $100,000. As of March 31, 2026, GGP Class B-P. LLC has an aggregate commitment of $100,011. As of March 31, 2026, the Company had issued 6,667,366.664 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $100,011 and has also issued 139,172.373 shares to GGP Class B-P, LLC through the DRIP.
The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of March 31, 2026, permits the Company to borrow a maximum of $100,000 and expires on March 26, 2028. Refer to Note 8 for discussion of the Adviser Revolver.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 5. Investments
Investments as of March 31, 2026 and September 30, 2025 consisted of the following:

	As of March 31, 2026			As of September 30, 2025
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$118,197	$117,323	$117,314	$77,389	$76,691	$77,408
One stop	2,343,399	2,314,390	2,303,189	2,069,014	2,037,002	2,063,173
Second lien	3,604	3,568	3,604	12,674	12,600	12,722
Subordinated debt	21,718	21,750	21,007	20,908	20,615	20,741
Equity	N/A	32,404	38,580	N/A	29,539	35,130
Total	$2,486,918	$2,489,435	$2,483,694	$2,179,985	$2,176,447	$2,209,174

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

	As of March 31, 2026		As of September 30, 2025
Amortized Cost:
United States
Southeast	$508,066	20.4%	$445,901	20.5%
Midwest	459,447	18.5	395,386	18.2
Mid-Atlantic	382,412	15.4	285,602	13.1
West	380,782	15.3	369,906	17.0
Southwest	282,498	11.4	255,497	11.7
Northeast	162,720	6.5	144,153	6.6
United Kingdom	165,290	6.6	140,614	6.5
Germany	45,337	1.8	53,904	2.5
Canada	28,560	1.2	20,172	0.9
Australia	25,565	1.0	25,160	1.2
Jersey	20,445	0.8	20,433	1.0
Finland	8,244	0.3	6,987	0.3
Netherlands	5,680	0.2	4,250	0.2
Sweden	5,316	0.2	5,264	0.2
France	5,136	0.2	2,281	0.1
Israel	1,963	0.1	81	0.0	*
Luxembourg	1,429	0.1	312	0.0	*
Denmark	545	0.0 *	544	0.0	*
Total	$2,489,435	100.0%	$2,176,447	100.0%

Fair Value:
United States
Southeast	$506,285	20.4%	$449,900	20.4%
Midwest	461,158	18.6	401,851	18.2
Mid-Atlantic	382,173	15.4	288,569	13.1
West	379,390	15.3	374,368	16.9
Southwest	280,828	11.3	258,152	11.7
Northeast	160,412	6.4	145,343	6.6
United Kingdom	163,444	6.6	143,807	6.5
Germany	46,778	1.9	58,632	2.7
Canada	27,484	1.1	20,437	0.9
Australia	26,551	1.1	25,855	1.2
Jersey	20,634	0.8	21,123	1.0
Finland	8,312	0.3	7,561	0.3
Netherlands	5,787	0.2	4,621	0.2
Sweden	5,338	0.2	5,459	0.2
France	5,194	0.2	2,497	0.1
Israel	2,002	0.1	123	0.0	*
Luxembourg	1,385	0.1	331	0.0	*
Denmark	539	0.0 *	545	0.0	*
Total	$2,483,694	100.0%	$2,209,174	100.0%
* Represents an amount less than 0.1%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of March 31, 2026 and September 30, 2025 were as follows:

	As of March 31, 2026		As of September 30, 2025
Amortized Cost:
Aerospace & Defense	$47,239	1.9%	$24,586	1.1%
Air Freight & Logistics	22,753	0.9	22,726	1.0
Auto Components	39,114	1.6	36,496	1.7
Automobiles	106,913	4.3	98,937	4.6
Banks	12,328	0.5	9,356	0.4
Beverages	25,593	1.0	25,503	1.2
Building Products	1,013	0.0 *	677	0.0 *
Capital Markets	24,148	1.0	22,977	1.1
Chemicals	6,438	0.3	6,453	0.3
Commercial Services & Supplies	81,539	3.3	95,995	4.4
Construction & Engineering	18,062	0.7	17,379	0.8
Containers & Packaging	5,263	0.2	1,715	0.1
Diversified Consumer Services	168,183	6.8	148,679	6.8
Diversified Financial Services	70,810	2.8	62,615	2.9
Electric Utilities	1,945	0.1	1,903	0.1
Electrical Equipment	5,308	0.2	7,028	0.3
Electronic Equipment, Instruments & Components	5,197	0.2	5,184	0.2
Food & Staples Retailing	2,271	0.1	—	—
Food Products	32,611	1.3	32,759	1.5
Healthcare Equipment & Supplies	111,215	4.5	51,101	2.3
Healthcare Providers & Services	114,035	4.6	106,401	4.9
Healthcare Technology	148,952	6.0	108,643	5.0
Hotels, Restaurants & Leisure	152,132	6.1	127,364	5.9
Household Durables	2,051	0.1	—	—
Household Products	2,761	0.1	2,728	0.1
Industrial Conglomerates	33,589	1.3	28,527	1.3
Insurance	158,237	6.4	117,345	5.4
IT Services	54,209	2.2	44,242	2.0
Leisure Products	36,403	1.5	36,537	1.7
Life Sciences Tools & Services	36,387	1.4	23,565	1.1
Machinery	31,787	1.3	31,475	1.4
Media	16,662	0.7	14,869	0.7
Oil, Gas & Consumable Fuels	2,536	0.1	25,311	1.2
Pharmaceuticals	22,666	0.9	21,811	1.0
Professional Services	87,908	3.5	79,954	3.7
Road & Rail	—	—	13,840	0.6
Software	652,102	26.2	577,485	26.5
Specialty Retail	127,530	5.1	126,438	5.8
Transportation Infrastructure	16,368	0.6	16,060	0.8
Water Utilities	5,177	0.2	1,783	0.1
Total	$2,489,435	100.0%	$2,176,447	100.0%
* Represents an amount less than 0.1%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2026		As of September 30, 2025
Fair Value:
Aerospace & Defense	$47,109	1.9%	$24,652	1.1%
Air Freight & Logistics	23,110	0.9	23,033	1.0
Auto Components	39,512	1.6	36,957	1.7
Automobiles	109,771	4.4	101,466	4.6
Banks	12,040	0.5	9,456	0.4
Beverages	25,979	1.0	26,202	1.2
Building Products	1,017	0.0 *	693	0.0 *
Capital Markets	23,574	0.9	23,193	1.1
Chemicals	6,419	0.3	6,475	0.3
Commercial Services & Supplies	81,704	3.3	96,815	4.4
Construction & Engineering	17,975	0.7	17,502	0.8
Containers & Packaging	5,184	0.2	1,718	0.1
Diversified Consumer Services	167,624	6.7	150,189	6.8
Diversified Financial Services	70,980	2.9	63,719	2.9
Electric Utilities	2,051	0.1	1,997	0.1
Electrical Equipment	5,336	0.2	7,157	0.3
Electronic Equipment, Instruments & Components	5,256	0.2	5,345	0.2
Food & Staples Retailing	2,296	0.1	—	—
Food Products	32,849	1.3	33,072	1.5
Healthcare Equipment & Supplies	111,182	4.5	51,329	2.3
Healthcare Providers & Services	114,599	4.6	108,172	4.9
Healthcare Technology	147,882	5.9	109,991	5.0
Hotels, Restaurants & Leisure	151,430	6.1	128,251	5.8
Household Durables	2,067	0.1	—	—
Household Products	2,759	0.1	2,744	0.1
Industrial Conglomerates	35,116	1.4	30,631	1.4
Insurance	158,905	6.4	119,150	5.4
IT Services	53,404	2.2	44,632	2.0
Leisure Products	36,309	1.5	36,536	1.7
Life Sciences Tools & Services	37,447	1.5	24,992	1.1
Machinery	31,600	1.3	31,741	1.4
Media	16,701	0.7	14,886	0.7
Oil, Gas & Consumable Fuels	2,515	0.1	25,498	1.2
Pharmaceuticals	22,939	0.9	22,245	1.0
Professional Services	86,500	3.5	80,355	3.7
Road & Rail	—	—	13,930	0.6
Software	644,958	26.0	590,302	26.7
Specialty Retail	126,140	5.1	126,384	5.7
Transportation Infrastructure	16,279	0.7	15,965	0.7
Water Utilities	5,176	0.2	1,799	0.1
Total	$2,483,694	100.0%	$2,209,174	100.0%
* Represents an amount less than 0.1%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 6. Derivatives
The Company enters into derivatives from time to time to help mitigate its foreign currency risk exposures.
Forward Currency Contracts
The outstanding forward currency contracts as of March 31, 2026 and September 30, 2025 were as follows:

As of March 31, 2026
Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
SMBC Capital Markets, Inc.	€9,000	EUR	$9,922	USD	5/28/2027	$—	$(605)
Macquarie Bank Limited	£4,000	GBP	$5,321	USD	10/28/2026	40	—
						$40	$(605)

As of September 30, 2025
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation	Unrealized depreciation
SMBC Capital Markets, Inc.	€9,000	EUR	$9,922	USD	5/28/2027	$—	$(864)
						$—	$(864)
The impact of forward currency contracts not designated as an effective hedge accounting relationship for the three and six months ended March 31, 2026 and 2025 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Foreign exchange	$—	$—	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Foreign exchange	$309	$(256)	$299	$(159)
The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and six months ended March 31, 2026 and 2025:

Average U.S. Dollar notional outstanding	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Forward currency contracts	$15,244	$9,922	$14,484	$9,922
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with each of its derivative counterparties, Macquarie Bank Limited (“Macquarie”) and SMBC Capital Markets, Inc. (“SMBC” and, together with Macquarie, the “Counterparties” and each a “Counterparty”). Each ISDA Master Agreement is a bilateral agreement between the Company and each Counterparty that governs over the counter (“OTC”) derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of each ISDA Master Agreement with each of the Counterparties permits a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from SMBC, if any, is included in the Consolidated Statements of Financial Condition as “Other assets” or “Accounts payable and other liabilities.” As of March 31, 2026 and September 30, 2025, there was $660 of collateral pledged for derivatives, respectively, which is included in “Other assets” on the Consolidated Statements of Financial Condition. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.
The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the financial statements of the Company including: the location of those fair values on the Consolidated Statement of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of March 31, 2026 and September 30, 2025.

As of March 31, 2026
Counterparty	Consolidated Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) /Pledged (1)	Net Amounts(2)
SMBC Capital Markets Inc.	Unrealized depreciation on forward currency contracts	$—	$(605)	$(605)	$605	$—
Macquarie Bank Limited	Unrealized appreciation on forward currency contracts	40	—	40	—	40
		$40	$(605)	$(565)	$605	$40

As of September 30, 2025
Counterparty	Consolidated Statement of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) /Pledged(1)	Net Amounts(2)
SMBC Capital Markets Inc.	Unrealized depreciation on forward currency contracts	$—	$(864)	$(864)	$660	$(204)
		$—	$(864)	$(864)	$660	$(204)
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the six months ended March 31, 2026 and 2025. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation. For periods ending on or before December 31, 2025, at least every other quarter, the valuation for each portfolio investment prepared by the professionals of the Valuation Designee responsible for the valuation function, based on the fair value methodology in accordance with ASC Topic 820 described below (subject to a de minimis threshold) was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de-minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. For periods beginning after December 31, 2025, the valuation process is conducted on a monthly basis and this monthly valuation process begins with each portfolio investment being initially valued, based on the fair value methodology in accordance with ASC Topic 820 described below, either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) investment valuation firms that have been engaged to support the valuation of portfolio investments. The valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of the Company’s debt and equity investments without readily available market quotations (subject to a de minimis threshold), was either (i) performed by or (ii) reviewed by an independent valuation firm. All investments as of March 31, 2026 and September 30, 2025 were valued using Level 3 inputs. As of March 31, 2026 and September 30, 2025, all money market funds included in cash equivalents and restricted cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.
When determining fair value of Level 3 debt and equity investments, the Valuation Designee takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value, which may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.
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
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of March 31, 2026 and September 30, 2025:

As of March 31, 2026	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$2,445,114	$2,445,114
Equity investments(1)	—	—	38,580	38,580
Money market funds(1)(2)	34,576	—	—	34,576
Forward currency contracts	—	40	—	40
Total assets, at fair value:	$34,576	$40	$2,483,694	$2,518,310
Liabilities, at fair value:
Forward currency contracts	$—	$(605)	$—	$(605)
Total liabilities, at fair value:	$—	$(605)	$—	$(605)

As of September 30, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$2,174,044	$2,174,044
Equity investments(1)	—	—	35,130	35,130
Money market funds(1)(2)	46,041	—	—	46,041
Total assets, at fair value:	$46,041	$—	$2,209,174	$2,255,215
Liabilities, at fair value:
Forward currency contracts	$—	$(864)	$—	$(864)
Total liabilities, at fair value:	$—	$(864)	$—	$(864)

(1) Refer to the Consolidated Schedules of Investments for further details.
(2) Included in “Cash equivalents” and “Restricted cash equivalents” on the Consolidated Statements of Financial Condition.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2026 reported within the “Net change in unrealized appreciation (depreciation) from investments” in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of each period was $(37,734) and $(35,389), respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2025 reported within the “Net change in unrealized appreciation (depreciation) from investments” in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of each period was $6,136 and $7,682, respectively.
The following tables present the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2026 and 2025:

	For the six months ended March 31, 2026
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$2,174,044	$35,130	$2,209,174
Net change in unrealized appreciation (depreciation) on investments	(36,395)	590	(35,805)
Net translation of investments in foreign currencies	(2,657)	(6)	(2,663)
Realized gain (loss) on translation of investments in foreign currencies	820	—	820
Fundings of (proceeds from) revolving loans, net	9,981	—	9,981
Fundings of investments	412,594	6,904	419,498
PIK interest and non-cash dividends	7,344	483	7,827
Proceeds from principal payments and sales of portfolio investments	(124,125)	(4,521)	(128,646)
Accretion of discounts and amortization of premiums	3,508	—	3,508
Fair value, end of period	$2,445,114	$38,580	$2,483,694

	For the six months ended March 31, 2025
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,294,931	$16,070	$1,311,001
Net change in unrealized appreciation (depreciation) on investments	2,342	1,349	3,691
Net translation of investments in foreign currencies	(1,639)	—	(1,639)
Realized gain (loss) on translation of investments in foreign currencies	(16)	—	(16)
Fundings of (proceeds from) revolving loans, net	3,183	—	3,183
Fundings of investments	366,424	5,215	371,639
PIK interest and non-cash dividends	4,561	208	4,769
Proceeds from non-cash dividends	—	(170)	(170)
Proceeds from principal payments and sales of portfolio investments	(51,163)	(349)	(51,512)
Accretion of discounts and amortization of premiums	2,437	—	2,437
Fair value, end of period	$1,621,060	$22,323	$1,643,383

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2026 and September 30, 2025:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2026	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$117,314	Yield analysis	Market interest rate	7.8% - 9.3% (8.0%)
		Market comparable companies	EBITDA multiples	5.8x - 20.5x (10.6x)
One stop loans(2)(3)	$2,278,435	Yield analysis	Market interest rate	3.5% - 20.5% (8.7%)
		Market comparable companies	EBITDA multiples	7.3x - 29.5x (15.0x)
			Revenue multiples	1.5x - 14.5x (7.8x)
	24,754	Broker/dealer bids or quotes	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans	$24,611	Yield analysis	Market interest rate	10.8% - 13.0% (11.6%)
		Market comparable companies	EBITDA multiples	9.5x - 21.0x (18.4x)
Equity(4)	$38,580	Market comparable companies	EBITDA multiples	7.3x - 26.0x (16.6x)
			Revenue multiples	1.5x - 15.5x (12.2x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$3,190 of loans at fair value were valued using the market comparable companies approach only.
(3)The Company valued $1,987,859 and $290,576 of one stop loans using EBITDA and revenue multiples, respectively.
(4)The Company valued $33,156 and $5,424 of equity investments using EBITDA and revenue multiples, respectively.

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
Other Financial Assets and Liabilities
ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “Debt” which is reported at cost, all assets and liabilities approximate fair value on the Consolidated Statements of Financial Condition due to their short maturity. The fair value of the Company’s debt is estimated using Level 3 inputs by discounting remaining payments using applicable implied market rates. The fair value of the Company’s revolving credit facilities approximates the carrying value due to their variable interest rates based on selected short-term rates.
The following are the carrying values and fair values of the Company’s debt as of March 31, 2026 and September 30, 2025:

	As of March 31, 2026		As of September 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$1,333,243	$1,332,288	$1,189,555	$1,189,555
Note 8. Borrowings
In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On April 1, 2022, the Company’s sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of March 31, 2026, the Company’s asset coverage for borrowed amounts was 190.0%.
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Through June 20, 2029, all principal collections received on the underlying collateral may be used by the 2025 Issuer to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2025 Issuer and in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2025 Debt Securitization, allowing the Company to maintain the initial leverage in the 2025 Debt Securitization. The 2025 Notes are scheduled to mature on July 20, 2037. The Subordinated 2025 Notes are due in 2125. The Class A-1 2025 Notes, Class A-2 2025 Notes and Class B 2025 Notes are included in the March 31, 2026 Consolidated Statement of Financial Condition as “Debt” of the company. As of March 31, 2026, the Class C 2025 Notes and Subordinated 2025 Notes were eliminated in consolidation.

As of March 31, 2026 and September 30, 2025, there were 123 and 126 portfolio companies, respectively, with a total fair value of $1,133,035 and $1,139,381, respectively securing the 2025 Debt Securitization. The pool of loans in the 2025 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2025 Debt Securitization is based on three-month SOFR. The three-month SOFR in effect as of March 31, 2026 based on the last interest rate reset was 3.7%.

For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 2025 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$10,779	$—	$22,320	$—
Amortization of debt issuance costs	189	—	380	—
Total interest expense	$10,968	$—	$22,700	$—
Cash paid for interest expense	$27,553	$—	$27,553	$—
Annualized average stated interest rate	5.5%	N/A	5.6%	N/A
Average outstanding balance	$799,250	$—	$799,250	$—
As of March 31, 2026, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month SOFR) of the Class A-1 2025 Notes, Class A-2 2025 Notes and Class B 2025 Notes are as follows:

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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
PNC Facility: On July 8, 2022, the Company entered into a Revolving Credit and Security Agreement (the “PNC Facility”) with PNC Bank, National Association, as administrative agent, collateral agent, and a lender, and PNC Capital Markets LLC, as structuring agent. On June 30, 2025, all amounts outstanding under the PNC Facility were repaid, following which the agreements governing the PNC Facility were terminated. Prior to termination, the PNC Facility allowed the Company to borrow in an aggregate amount of up to $100,000, subject to leverage and borrowing base restrictions, with a stated maturity date of July 8, 2025 as the Company exercised the option on May 27, 2025 pursuant to the documents governing the PNC Facility to decrease the borrowing capacity under the PNC Facility from $250,000 to $100,000, effective as of June 3, 2025.
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
For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates, and average outstanding balances for the PNC Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$—	$2,481	$—	$6,461
Facility fees	—	28	—	37
Amortization of debt issuance costs	—	348	—	669
Total interest expense	$—	$2,857	$—	$7,167
Cash paid for interest expense	$—	$4,030	$—	$10,364
Annualized average stated interest rate(1)	N/A	6.8%	N/A	6.8%
Average outstanding balance	$—	$148,023	$—	$189,575
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies, if any, to U.S. dollar.
DB Credit Facility: On March 28, 2024 (the “DB Credit Facility Effective Date”), the Company and GBDC 4 Funding II entered into a loan financing and servicing agreement (as amended, the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank National Trust Company, as collateral agent and as collateral custodian. The period during which GBDC 4 Funding II may request drawdowns under the DB Credit Facility (the “DB Credit Facility Revolving Period”) commenced on the DB Credit Facility Effective Date and continues through March 28, 2027 unless there is an earlier termination or event of default. The DB Credit Facility will mature on March 28, 2030, three years from the last day of the DB Credit Facility Revolving Period, unless terminated earlier in accordance with the DB Credit Facility. On June 13, 2025, the Company entered into an amendment to the DB Credit Facility that, among other things, reduced the applicable margin (a) effective during the DB Credit Facility Revolving Period from 2.35% to 1.75% and (b) effective after the DB Credit Facility Revolving Period from 2.85% to 2.25%. As of March 31, 2026, the DB Credit Facility allowed the Company to borrow in an aggregate amount of up to $300,000, subject to leverage and borrowing base restrictions.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of March 31, 2026, the DB Credit Facility bears interest at the applicable base rate plus 1.75% per annum during the DB Credit Facility Revolving Period and 2.25% after the DB Credit Facility Revolving Period. The base rate under the DB Credit Facility is (i) the three-month CORRA plus an adjustment for a period of three months equal to 0.32138% with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple SONIA with respect to any advances denominated U.K. pound sterling plus an adjustment for a period of three months equal to 0.1193%, (v) the daily simple Swiss Average Rate Overnight with respect to any advances denominated in Swiss francs, (vi) the three-month Copenhagen Interbank Offered Rate with respect to any advances denominated in Danish krones, (vii) the three-month Bank Bill Benchmark Rate with respect to any advances denominated in New Zealand dollars, (viii) the three-month Norwegian Krone Interbank Offered Rate with respect to any advances denominated in Norwegian krona, (ix) the three-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish krona, and (x) the three-month term SOFR with respect to any other advances. Additionally, a syndication/agent fee is payable to the facility agent each quarter. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the DB Credit Facility Revolving Period, an additional fee based on unfunded commitments of the lenders could be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the DB Credit Facility Effective Date, respectively.
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
As of March 31, 2026 and September 30, 2025, the Company had $78,373 and $198,117, respectively, of outstanding debt under the DB Credit Facility.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and six months ended March 31, 2026 and 2025 the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$2,333	$3,942	$5,042	$9,167
Facility fees	294	224	553	419
Amortization of debt issuance costs	308	147	623	293
Total interest expense	$2,935	$4,313	$6,218	$9,879
Cash paid for interest expense	$2,924	$5,387	$6,061	$10,832
Annualized average stated interest rate(1)	5.2%	6.7%	5.3%	6.8%
Average outstanding balance	$182,612	$240,217	$189,801	$269,376
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies, if any, to U.S. dollar.
BNP Credit Facility: On August 15, 2024 (the “BNP Credit Facility Effective Date”), the Company and GBDC 4 Funding III entered into a revolving credit and security agreement (the “BNP Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, each of the securitization subsidiaries from time to time parties thereto and Computershare Trust Company, N.A., as collateral agent. Under the BNP Credit Facility, the lenders have agreed to extend credit to GBDC 4 Funding III in an aggregate principal amount of up to $750,000 as of March 31, 2026. The period during which GBDC 4 Funding III may request drawdowns under the BNP Credit Facility (the “BNP Credit Facility Revolving Period”) commenced on the BNP Credit Facility Effective Date and will continue through August 15, 2027, unless there is an earlier termination due to an event of default. The BNP Credit Facility will mature on August 15, 2030, the first business day on or after the date that is the 36-month anniversary of the last day of the BNP Credit Facility Revolving Period, unless terminated earlier in accordance with the BNP Credit Facility. On November 26, 2025, the Company entered into an agreement to the documents governing the BNP Credit Facility that, among other things, reduced the applicable margin (a) effective during the BNP Credit Facility Reinvestment Period from 2.10% to 1.85% and (b) effective after the BNP Credit Facility Reinvestment Period from 2.35% to 2.10%.
As of March 31, 2026, borrowings under the BNP Credit Facility in United States Dollars will bear interest at the applicable base rate plus 1.85% per annum during the BNP Credit Facility Revolving Period, and 2.10% per annum after the BNP Credit Facility Revolving Period (the “BNP Credit Facility Applicable Margin”), and borrowings in eligible currencies other than United States Dollars will bear interest at the applicable base rate plus the BNP Credit Facility Applicable Margin. The base rate under the BNP Credit Facility is (i) term CORRA with respect to any advances denominated in Canadian dollars, (ii) the 3-month Euro Interbank Offered Rate with respect to any advances denominated in Euros, (iii) the 3-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the adjusted cumulative compound Sterling Overnight Index Average with respect to any other advances denominated in U.K. pound sterling, (v) daily simple adjusted non-cumulative compound SARON with respect to any advances denominated in Swiss francs, (vi) 3-month Norwegian Interbank Offered Rate with respect to any advances denominated in Norwegian Krona, (vii) 3-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish Krona and (viii) the term SOFR with respect to advances denominated in United States Dollars and any other advances.
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of March 31, 2026 and September 30, 2025, the Company had $455,620 and $192,188, respectively, of outstanding debt under the BNP Credit Facility.
For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the BNP Credit Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$4,544	$7,152	$8,637	$11,599
Amortization of debt issuance costs	474	475	959	960
Total interest expense	$5,018	$7,627	$9,596	$12,559
Cash paid for interest expense	$4,435	$6,883	$7,037	$6,883
Annualized average stated interest rate(1)	5.2%	6.2%	5.3%	6.5%
Average outstanding balance	$352,235	$470,578	$327,338	$356,959
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies, if any, to U.S. dollar.
Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of March 31, 2026 and September 30, 2025, the Company was permitted to borrow up to $100,000 in U.S. dollars and certain agreed upon foreign currencies, with a maturity date of March 26, 2028. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of March 31, 2026 was 3.5%. As of March 31, 2026 and September 30, 2025, the Company had no outstanding debt under the Adviser Revolver.
For the three and six months ended March 31, 2026 and 2025, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$—	$0 *	$—	$0 *
Cash paid for interest expense	—	—	127	—
Annualized average stated interest rate(1)	N/A	4.3%	N/A	4.3%
Average outstanding balance	$—	$2	$—	$1
*Represents an amount less than $1.
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies, if any, to U.S. dollar.
For the three and six months ended March 31, 2026, the average total debt outstanding was $1,334,097 and $1,316,389, respectively. For the three and six months ended March 31, 2025, the average total debt outstanding was $858,820 and $815,911, respectively.
For the three and six months ended March 31, 2026, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 5.8% and 5.9%, respectively. For the three and six months ended March 31, 2025, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 7.0% and 7.3%, respectively.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
A summary of the Company’s maturity requirements for borrowings as of March 31, 2026 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
DB Credit Facility	$78,373	$—	$—	$78,373	$—
BNP Credit Facility	455,620	—	—	455,620	—
2025 Debt Securitization	799,250	—	—	—	799,250
Total borrowings	$1,333,243	$—	$—	$533,993	$799,250
Note 9. Commitments and Contingencies
Commitments: As of March 31, 2026, the Company had outstanding commitments to fund investments totaling $449,819, including $191,655 of commitments on undrawn revolvers. As of September 30, 2025, the Company had outstanding commitments to fund investments totaling $462,709, including $175,950 of commitments on undrawn revolvers.
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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of March 31, 2026 and September 30, 2025. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 10. Financial Highlights
The financial highlights for the Company are as follows:

	Six months ended March 31,
Per share data:(1)	2026	2025
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income	(0.55)	(0.90)
Net investment income	0.80	0.82
Net realized gain (loss) on investment transactions	0.01	0.01
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.45)	0.07
Net asset value at end of period	$14.81	$15.00
Total return based on net asset value per share(4)	2.39%	6.10%
Number of common shares outstanding	81,864,005.909	55,703,115.572

	Six months ended March 31,
Listed below are supplemental data and ratios to the financial highlights:	2026	2025
Ratio of net investment income to average net assets*	10.74%	11.05%
Ratio of total expenses to average net assets*(5)	11.32%	13.09%
Ratio of management fee waiver to average net assets*	(1.87)%	(1.87)%
Ratio of incentive fee waiver to average net assets(5)	(0.58)%	(0.62)%
Ratio of incentive fees to average net assets(5)	1.04%	1.29%
Ratio of net expenses to average net assets*(5)	8.87%	10.60%
Ratio of total expenses (without incentive fees) to average net assets*(5)	10.28%	11.80%
Total return based on average net asset value(6)	2.19%	5.98%
Total return based on average net asset value - annualized*(6)	4.39%	11.99%
Net assets at end of period	$1,212,389	$835,546
Average debt outstanding	$1,316,389	$815,911
Average debt outstanding per share	$16.08	$14.65
Portfolio Turnover*	10.83%	6.90%
Asset coverage ratio(7)	189.99%	198.60%
Asset coverage ratio per unit(8)	$1,900	$1,986
Average market value per unit(9):
2025 Debt Securitization	N/A	N/A
Adviser Revolver	N/A	N/A
DB Credit Facility	N/A	N/A
BNP Credit Facility	N/A	N/A
PNC Facility	N/A	N/A

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
Note 11. Earnings Per Share
The following information sets forth the computation of the net increase (decrease) in net assets per share resulting from operations for the three and six months ended March 31, 2026 and 2025:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Earnings (loss) available to stockholders	$(5,263)	$22,263	$24,701	$42,555
Basic and diluted weighted average shares outstanding	78,380,840	51,286,041	75,431,905	47,659,337
Basic and diluted earnings (loss) per share	$(0.07)	$0.43	$0.33	$0.89
Note 12. Dividends and Distributions
The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the six months ended March 31, 2026 and 2025:

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share		Total Dividends Declared
For the six months ended March 31, 2026
08/01/2025	10/15/2025	12/17/2025	71,236,992.933	$0.1330		$9,475
11/14/2025	11/14/2025	01/21/2026	71,236,992.933	0.1425		10,150
11/14/2025	12/12/2025	02/18/2026	71,496,901.607	0.1446		10,339
11/14/2025	01/16/2026	03/18/2026	77,959,283.765	0.1322		10,309
02/02/2026	02/25/2026	05/20/2026	78,229,297.484	—	(1)	—
02/02/2026	03/16/2026	05/20/2026	78,229,297.484	—	(2)	—
Total dividends declared for the six months ended March 31, 2026						$40,273

For the six months ended March 31, 2025
08/02/2024	10/15/2024	12/18/2024	43,346,830.170	$0.1267		$5,494
11/14/2024	11/15/2024	01/08/2025	43,346,830.170	0.1488		6,449
11/14/2024	12/13/2024	02/18/2025	43,551,339.102	0.1917		8,349
11/14/2024	01/17/2025	03/18/2025	50,938,518.774	0.1262		6,431
02/03/2025	02/26/2025	05/21/2025	51,051,506.453	0.1614		8,239
02/03/2025	03/17/2025	05/21/2025	51,051,506.453	0.1487		7,593
Total dividends declared for the six months ended March 31, 2025						$42,555
(1)On February 2, 2026, our board of directors declared a distribution in an amount (if positive) such that our net asset value as of February 28, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period February 1, 2026 through February 28, 2026 and the payment of this distribution is $15.00 per share. As the net asset value per share was $15.00 per share or lower, the distribution declared for the period was zero.
(2)On February 2, 2026, the Company’s board of directors declared a distribution in an amount (if positive) such that the Company’s net asset value as of March 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1, 2026 through March 31, 2026 and the payment of this distribution is $15.00 per share. As the net asset value per share was $15.00 per share or lower, the distribution declared for the period was zero.
The following table summarizes the Company’s distributions reinvested during the six months ended March 31, 2026 and 2025:

Payment Date	DRIP Shares Issued	NAV ($) Per Share	DRIP Shares Value
For the six months ended March 31, 2026
November 20, 2025	259,908.674	$15.00	$3,899
December 17, 2025	124,438.025	15.00	1,866
January 21, 2026	132,771.619	15.00	1,992
February 18, 2026	137,242.100	15.00	2,059
March 18, 2026	134,205.234	15.00	2,013
	788,565.652		$11,829

For the six months ended March 31, 2025
November 19, 2024	204,508.932	$15.00	$3,068
December 18, 2024	72,984.041	15.00	1,095
January 08, 2025	85,661.548	15.00	1,285
February 18, 2025	112,987.679	15.00	1,695
March 18, 2025	86,219.253	15.00	1,293
	562,361.453		$8,436

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 13. Subsequent Events
In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:
On February 2, 2026 and May 1, 2026, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

May 25, 2026	August 19, 2026
In an amount (if positive) such that the net asset value of the Company as of May 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period May 1, 2026 through May 31, 2026 and the payment of this distribution is $15.00 per share.

June 19, 2026	August 19, 2026
In an amount (if positive) such that the net asset value of the Company as of June 30, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period June 1, 2026 through June 30, 2026 and the payment of this distribution is $15.00 per share.

July 17, 2026	September 16, 2026
In an amount (if positive) such that the net asset value of the Company as of July 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2026 through July 31, 2026 and the payment of this distribution is $15.00 per share.

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
Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2026. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.
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

(1) “Capital under management” is a gross measure of invested capital including leverage as of January 1, 2026.

As of March 31, 2026 and September 30, 2025, our portfolio at fair value was comprised of the following:

	As of March 31, 2026		As of September 30, 2025
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$117,314	4.8%	$77,408	3.5%
One stop	2,303,189	92.7	2,063,173	93.4
Second lien	3,604	0.1	12,722	0.6
Subordinated debt	21,007	0.8	20,741	0.9
Equity	38,580	1.6	35,130	1.6
Total	$2,483,694	100.0%	$2,209,174	100.0%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2026 and September 30, 2025, one stop loans included $235.2 million and $216.3 million, respectively, of recurring revenue loans at fair value.
As of March 31, 2026 and September 30, 2025, we had debt and equity investments in 252 and 218 portfolio companies, respectively.
The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of both our earning and total portfolio company investments, as well as the annualized total return based on our average net asset value and our annualized net investment income - return on equity, in each case, for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and 2025:

	Three months ended		Six months ended
	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Weighted average income yield*(1)	9.1%	9.5%	9.3%	10.4%
Weighted average investment income yield*(2)	9.3%	9.9%	9.6%	10.7%
Weighted average income yield of total investments*(3)	9.0%	9.4%	9.2%	10.3%
Weighted average investment income yield of total investments*(4)	9.2%	9.7%	9.5%	10.6%
Total return based on average net asset value(5)	(0.4)%	2.8%	2.2%	6.0%
Annualized total return based on average net asset value*(5)	N/A	11.0%	4.4%	12.0%
Net investment income - return on equity*(6)	10.5%	11.0%	10.7%	11.0%

*Annualized
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
(6)Net investment income - return on equity is calculated as (a) net investment income after excise tax, if any, divided by (b) the daily average of total net assets.

As of March 31, 2026, GBDC 4 has earned an inception-to-date internal rate of return, or IRR, of 11.4% for stockholders taken as a whole. An individual stockholder’s IRR could vary based on the timing of their capital transactions. For the six months ended March 31, 2026 and 2025, GBDC 4 earned a fiscal year-to-date IRR of 4.5% and 12.5%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the dividend reinvestment plan, or DRIP, outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).
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
We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment or derivative instrument, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and derivative instruments that are measured at fair value as a component of the “Net change in unrealized appreciation (depreciation) on investment transactions” in the Consolidated Statements of Operations.

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

Recent Developments
On February 2, 2026 and May 1, 2026, our board of directors declared distributions to holders of record of our common stock as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 17, 2026	June 17, 2026
In an amount (if positive) such that our net asset value as of April 30, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period April 1, 2026 through April 30, 2026 and the payment of this distribution is $15.00 per share.

May 25, 2026	August 19, 2026
In an amount (if positive) such that our net asset value as of May 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period May 1, 2026 through May 31, 2026 and the payment of this distribution is $15.00 per share.

June 19, 2026	August 19, 2026
In an amount (if positive) such that our net asset value as of June 30, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period June 1, 2026 through June 30, 2026 and the payment of this distribution is $15.00 per share.

July 17, 2026	September 16, 2026
In an amount (if positive) such that our net asset value as of July 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period July 1, 2026 through July 31, 2026 and the payment of this distribution is $15.00 per share.

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
Consolidated operating results for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and 2025 are as follows:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2026	December 31, 2025	March 31, 2026 vs. December 31, 2025	March 31, 2026	March 31, 2025	2026 vs. 2025
	(In thousands)
Interest income	$50,229	$50,848	$(619)	$101,077	$71,753	$29,324
Payment-in-kind interest income	3,583	3,768	(185)	7,351	4,571	2,780
Discount amortization	1,352	2,156	(804)	3,508	2,437	1,071
Non-cash dividend income	243	240	3	483	208	275
Dividend income	—	152	(152)	152	67	85
Fee income	134	225	(91)	359	250	109
Total investment income	55,541	57,389	(1,848)	112,930	79,286	33,644
Net expenses	25,211	27,313	(2,102)	52,524	40,065	12,459
Net investment income	30,330	30,076	254	60,406	39,221	21,185
Net realized gain (loss) on investment transactions	258	236	22	494	281	213
Net change in unrealized appreciation (depreciation) on investment transactions	(35,851)	(348)	(35,503)	(36,199)	3,053	(39,252)
Net increase (decrease) in net assets resulting from operations	$(5,263)	$29,964	$(35,227)	$24,701	$42,555	$(17,854)
Average earning debt investments, at fair value	$2,413,117	$2,294,730	$118,387	$2,353,123	$1,480,942	$872,181
Average earning preferred equity investments, at fair value	$7,538	$7,284	$254	$7,405	$2,668	$4,737
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
Investment Income
Investment income decreased from the three months ended December 31, 2025 to the three months ended March 31, 2026 by $1.8 million, primarily due to (i) a decrease in interest income as a result of the delayed impact of interest rate reductions in December 2025 and (ii) decreased discount amortization and prepayment fee income driven by decreased loan repayments that was partially offset by an increase in interest income due to an increase in the average earning debt investments balance of $118.4 million.
Investment income increased from the six months ended March 31, 2025 to the six months ended March 31, 2026 by $33.6 million, primarily due to an (1) increase in interest and payment-in-kind (“PIK”) interest income due to an increase in the average earning debt investments balance of $872.2 million and (2) increased discount amortization and prepayment fee income driven by increased loan repayments that was partially offset by the impact of declining interest base and spread rates.

The annualized income yield by debt security type for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and 2025 are as follows:

	Three months ended		Six months ended
	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Senior secured	8.6%	8.9%	8.7%	9.8%
One stop	9.0%	9.3%	9.2%	10.3%
Second lien	13.4%	12.7%	12.8%	14.0%
Subordinated debt	10.3%	10.4%	10.4%	11.8%
Income yields on senior secured and one stop loans decreased for the three months ended March 31, 2026 as compared to the three months ended December 31, 2025 primarily due to the delayed impact of interest base rate reductions in December 2025. Income yields on senior secured and one stop loans decreased for the six months ended March 31, 2026 as compared to the six months ended March 31, 2025, primarily due to declining interest base rates and, to a lesser extent, spread compression on new and amended debt investments. Our loan portfolio is partially insulated from a drop in floating interest rates as 96.5% of our loan portfolio at fair value is subject to an interest rate floor. As of March 31, 2026 and September 30, 2025, the weighted average base rate floor of our loans was 0.71% and 0.75%, respectively.

As of March 31, 2026, we have second lien investments in one portfolio company and subordinated debt investments increased to four portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.
For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses
The following table summarizes our expenses for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and 2025 are as follows:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2026	December 31, 2025	March 31, 2026 vs. December 31, 2025	March 31, 2026	March 31, 2025	2026 vs. 2025
	(In thousands)
Interest and facility fee expenses	$17,950	$18,603	$(653)	$36,552	$27,684	$8,868
Amortization of debt issuance costs	971	990	(19)	1,962	1,921	41
Base management fee, net of waiver	3,056	2,947	109	6,003	3,786	2,217
Income incentive fee, net of waiver	3,210	3,351	(141)	6,561	4,404	2,157
Capital gain incentive fee accrued under GAAP	(1,440)	83	(1,523)	(1,357)	406	(1,763)
Administrative service fee	789	732	57	1,521	963	558
Professional fees	564	522	42	1,086	756	330
General and administrative expenses	111	85	26	196	145	51
Net expenses	$25,211	$27,313	$(2,102)	$52,524	$40,065	$12,459
Average debt outstanding	$1,334,097	$1,299,769	$34,328	$1,316,389	$815,911	$500,478
Interest Expense
Interest and other debt financing expenses, net of amortization of debt issuance costs, decreased by $0.7 million from the three months ended December 31, 2025 to the three months ended March 31, 2026 primarily due to lower interest base rates on our floating rate borrowings that was partially offset by an increase in interest expense from the increase in our average debt outstanding of $34.3 million. Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $8.9 million for the six months ended March 31, 2025 to the six months ended March 31, 2026, primarily due to an increase in average debt outstanding of $500.5 million that was partially offset by lower interest base rates on our floating rate borrowings and reduced interest rate spreads resulting from (1) the June 2025 amendment to our DB Credit Facility (as defined in “Note 8 Borrowings” of our consolidated financial statements) that reduced the interest rate spread to SOFR plus 1.75% from SOFR plus 2.35%, (2) the June 2025 issuance of our 2025 Debt Securitization (as defined in “Note 8 Borrowings” of our consolidated financial statements) that bears interest at three-month SOFR plus a weighted average spread of 1.68% and (3) the November 2025 amendment to our BNP Credit Facility (as defined in “Note 8 Borrowings” of our consolidated financial statements) that reduced the interest rate spread to SOFR plus 1.85% from SOFR plus 2.10%. For more information about our outstanding borrowings for the six months ended March 31, 2026 and 2025, including the terms thereof, see Note 8 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended March 31, 2026 and December 31, 2025, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 5.8% and 6.0%, respectively. For the six months ended March 31, 2026 and 2025, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 5.9% and 7.3%, respectively.
The effective annualized average interest rate decreased from the three months ended December 31, 2025 compared to the three months ended March 31, 2026 primarily due to decreased interest base rates. The effective annualized average interest rate decreased from the six months ended March 31, 2026 compared to the six months ended March 31, 2025 primarily due to decreased interest base rates and lower interest rate spreads on our BNP Facility, DB Facility and our 2025 Debt Securitization.

Management Fee
The base management fee, net of waiver, increased as a result of an increase in average gross assets for the three months ended December 31, 2025 to the three months ended March 31, 2026. The base management fee, net of waiver, increased as a result of an increase in average gross assets for the six months ended March 31, 2025 to the six months ended March 31, 2026.
Incentive Fees
The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.
For the six months ended March 31, 2026, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee, as a percentage of Pre-Incentive Fee Net Investment Income was 20.0%. GC Advisors has agreed to irrevocably waive the portion of the Income Incentive Fee that exceeds 10.0% of Pre-Incentive Fee Net Investment Income for periods ending on or prior to the date of the closing of a Liquidity Event. The Income Incentive Fee, net of waiver, decreased by $0.1 million from the three months ended December 31, 2025 to the three months ended March 31, 2026, primarily due to a decrease in Pre-Incentive Fee Net Investment Income resulting from a lower rate of return on the value of our net assets driven by a decrease in the investment income yield on our investment portfolio primarily due to declining interest base rates. The Income Incentive Fee, net of waiver, increased by $2.2 million from the six months ended March 31, 2025 to the six months ended March 31, 2026, primarily due to an increase in Pre-Incentive Fee Net Investment Income driven by net funds growth.
As of March 31, 2026 and September 30, 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of March 31, 2026 there was no capital gain incentive fee accrual under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition. As of September 30, 2025, there was $1.4 million of capital gain incentive fee accrual under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition. For the three and six months ended March 31, 2026, we recorded a reversal of the capital gain incentive fee under GAAP of $1.4 million. For the three months ended December 31, 2025, the accrual for a capital gain incentive fee under GAAP was $0.1 million. For the six months ended March 31, 2025, the accrual for a capital gain incentive fee under GAAP was $0.4 million.
Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of March 31, 2026 and September 30, 2025, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.
Professional Fees, Administrative Service Fee and General and Administrative Expenses
In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.1 million from the three months ended December 31, 2025 to the three months ended March 31, 2026 primarily due to higher administrative expenses associated with servicing a growing portfolio.
In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.9 million from the six months ended March 31, 2025 to the six months ended March 31, 2026 primarily due to higher administrative expenses and professional fees associated with servicing a growing portfolio.
The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended March 31, 2026 and December 31, 2025 were $0.7 million and $0.6 million, respectively. Total expenses reimbursed to the Administrator during the six months ended March 31, 2026 and 2025, were $1.3 million and $0.8 million, respectively.
As of March 31, 2026 and September 30, 2025, included in accounts payable and other liabilities were $0.3 million and $0.6 million of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses
The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and 2025 are as follows:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2026	December 31, 2025	March 31, 2026 vs. December 31, 2025	March 31, 2026	March 31, 2025	2026 vs. 2025
	(In thousands)
Net realized gain (loss) from foreign currency transactions	$258	$236	$22	494	281	213
Net realized gain (loss) on investment transactions	$258	$236	$22	$494	$281	$213
Unrealized appreciation from investments	$1,358	$5,335	$(3,977)	$2,116	$6,856	$(4,740)
Unrealized (depreciation) from investments	(37,008)	(5,489)	(31,519)	(37,919)	(3,165)	(34,754)
Unrealized appreciation (depreciation) from forward currency contracts	309	(10)	319	299	(159)	458
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(509)	(184)	(325)	(693)	(479)	(214)
Net change in unrealized appreciation (depreciation) on investment transactions	$(35,850)	$(348)	$(35,502)	$(36,197)	$3,053	$(39,250)
During the three months ended March 31, 2026, we had a net realized gain of $0.3 million driven by the translation of foreign currency amounts and transactions into U.S. dollars. During the three months ended December 31, 2025, we had a net realized gain of $0.2 million driven by the translation of foreign currency amounts and transactions into U.S. dollars.
During the six months ended March 31, 2026, we had a net realized gain of $0.5 million driven by the translation of foreign currency amounts and transactions into U.S. dollars. During the six months ended March 31, 2025, we had a net realized gain of $0.3 million driven by the translation of foreign currency amounts and transactions into U.S. dollars.
For three months ended March 31, 2026, we had $1.4 million in unrealized appreciation on 53 portfolio company investments, which was offset by $37.0 million in unrealized depreciation on 215 portfolio company investments.
For the three months ended December 31, 2025, we had $5.3 million in unrealized appreciation on 72 portfolio company investments, which was offset by $5.5 million in unrealized depreciation on 179 portfolio company investments.
For the six months ended March 31, 2026, we had $2.1 million in unrealized appreciation on 49 portfolio company investments, which was offset by $37.9 million in unrealized depreciation on 219 portfolio company investments.
For the six months ended March 31, 2025, we had $6.9 million in unrealized appreciation on 80 portfolio company investments, which was offset by $3.2 million in unrealized depreciation on 98 portfolio company investments.
Unrealized appreciation for three and six months ended March 31, 2026 and six months ended December 31, 2025 primarily resulted from fair valuing recent originations up to or near par and an increase in fair values of certain portfolio company equity investments.
Unrealized depreciation for the three and six months ended March 31, 2026, primarily resulted from (1) fair value adjustments across our portfolio company investments related to market wide credit spread widening during the three months ended March 31, 2026, primarily on our well-performing loans rated in our highest internal performance rating 4 and 5 categories, as defined below under the “Portfolio Composition, Investment Activity and Yield” section and, to a lesser extent, (2) isolated deterioration in the performance of (i) debt investments in portfolio companies that were moved to or on non-accrual status as well as (ii) isolated deterioration in the credit performance of a small number of portfolio companies. Unrealized depreciation for the three months ended December 31, 2025 primarily resulted from isolated deterioration in the credit performance of certain portfolio companies that were taken to non-accrual status as well as isolated deterioration in the credit performance of a small number of portfolio companies.

Liquidity and Capital Resources
For the six months ended March 31, 2026, we experienced a net decrease in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies of $1.5 million. During the period, we used $245.8 million in operating activities, primarily as a result of fundings of portfolio investments of $419.5 million, partially offset by proceeds from principal payments and sales of portfolio investments of $128.6 million. During the same period, cash provided by financing activities was $244.4 million, primarily driven by borrowings on debt of $415.5 million and proceeds from the issuance of common shares of $147.3 million, partially offset by repayments of debt of $270.2 million and distributions paid of $48.2 million.
For the six months ended March 31, 2025, we experienced a net increase in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies of $8.7 million. During the period, we used $279.1 million in operating activities, primarily as a result of fundings of portfolio investments of $371.6 million, partially offset by proceeds from principal payments and sales of portfolio investments of $51.5 million. During the same period, cash provided by financing activities was $287.9 million, primarily driven by borrowings on debt of $865.8 million and proceeds from the issuance of common stock of $176.8 million, partially offset by repayments of debt of $719.8 million and distributions paid of $33.8 million.
As of March 31, 2026 and September 30, 2025, we had cash and cash equivalents totaling $9.7 million and $14.3 million, respectively. In addition, we had foreign currencies of $2.1 million and $3.5 million as of March 31, 2026 and September 30, 2025. As of March 31, 2026 and September 30, 2025, we had restricted cash and restricted cash equivalents totaling $50.4 million and $45.5 million, respectively, and restricted foreign currencies of $2.7 million and $2.9 million as of March 31, 2026 and September 30, 2025, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our credit facilities, as applicable.
As of March 31, 2026 and September 30, 2025, we had investor capital subscriptions totaling $1,523.6 million and $1,523.6 million, respectively, of which $1,183.9 million and $1,036.4 million, respectively, had been called and contributed, leaving $339.7 million and $487.3 million of uncalled investor capital subscriptions, respectively.
Revolving Debt Facilities
PNC Facility - Effective June 30, 2025, all amounts outstanding under the PNC Facility (as defined in Note 8 of our consolidated financial statements) were repaid, following which the agreements governing the PNC Facility were terminated. Prior to termination, the PNC Facility allowed the Company to borrow up to $100.0 million at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of July 8, 2025 as the Company exercised the option on May 27, 2025 pursuant to the documents governing the PNC Facility to decrease the borrowing capacity under the PNC Facility from $250.0 million to $100.0 million, effective as of June 3, 2025.
DB Credit Facility - On March 28, 2024, we and GBDC 4 Funding II entered into the DB Credit Facility (as defined in Note 8 of our consolidated financial statements) with Deutsche Bank. As of March 31, 2026 and 2025, the DB Credit Facility, as amended, allowed GBDC 4 Funding II to borrow up to $300.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2026 and September 30, 2025, we had $78.4 million and $198.1 million, respectively, outstanding under the DB Credit Facility. As of March 31, 2026, subject to leverage and borrowing base restrictions, we had approximately $221.6 million of remaining commitments and $117.6 million of availability on the DB Credit Facility.
BNP Credit Facility - On August 15, 2024, we and GBDC 4 Funding III entered into the BNP Credit Facility (as defined in Note 8 of our consolidated financial statements) with BNP Paribas. As of March 31, 2026 and September 30, 2025, the BNP Credit Facility allowed GBDC 4 Funding III to borrow up to $750.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2026 and September 30, 2025, we had outstanding debt of $455.6 million and $192.2 million, respectively, under the BNP Credit Facility. As of March 31, 2026, subject to leverage and borrowing base restrictions, we had approximately $294.4 million of remaining commitments and $45.7 million of availability on the BNP Credit Facility.

Adviser Revolver - As of March 31, 2026 and September 30, 2025, we were permitted to borrow up to $100.0 million at any one time outstanding under the Adviser Revolver. As of March 31, 2026, we had $100.0 million of remaining commitments and availability under the Adviser Revolver. As of March 31, 2026 and September 30, 2025, we had no outstanding debt under the Adviser Revolver.
Debt Securitizations
2025 Debt Securitization - On June 20, 2025, we completed the 2025 Debt Securitization (as defined in Note 8 of our consolidated financial statements). The Class A-1 2025 Notes, Class A-2 2025 Notes and Class B 2025 Notes (each as defined in Note 8 of our consolidated financial statements) are included in the March 31, 2026 Consolidated Statements of Financial Condition as our “Debt,” and the Class C 2025 Notes and Subordinated 2025 Notes were eliminated in consolidation. As of March 31, 2026, we had outstanding debt of $799.3 million under the 2025 Debt Securitization.
Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations
In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 1, 2022, our sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, our asset coverage requirement is reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of March 31, 2026, our asset coverage for borrowed amounts was 190.0%.
As of March 31, 2026, we had outstanding commitments to fund investments totaling $449.8 million, including $191.7 million of unfunded commitments on revolvers. As of September 30, 2025, we had outstanding commitments to fund investments totaling $462.7 million, including $176.0 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement as of March 31, 2026 and September 30, 2025, respectively. A summary of maturity requirements for our principal borrowings under the DB Credit Facility, BNP Credit Facility, the 2025 Debt Securitization and the Adviser Revolver as of March 31, 2026 are included in Note 8 of our consolidated financial statements. We did not have any other material contractual payment obligations as of March 31, 2026. As of March 31, 2026, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash and restricted cash balances that we maintain, availability under our DB Credit Facility, BNP Credit Facility, 2025 Debt Securitization and Adviser Revolver, as well as ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.
In addition, we have entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 of our consolidated financial statements for outstanding forward currency contracts as of March 31, 2026 and September 30, 2025. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and could realize a loss. We seek to minimize market risk through monitoring our investments and borrowings.
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

Portfolio Composition, Investment Activity and Yield
As of March 31, 2026 and September 30, 2025, we had investments in 252 and 218 portfolio companies, respectively, with a total fair value of $2,483.7 million and $2,209.2 million, respectively.
The following table shows the asset mix of our new investment commitments for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and 2025:

	Three months ended				Six months ended
	March 31, 2026		December 31, 2025		March 31, 2026		March 31, 2025
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$4,608	2.9%	$40,464	14.2%	$45,072	10.2%	$12,215	3.1%
One stop	150,797	95.5	242,525	85.3	393,322	89.0	380,215	95.5
Equity	2,416	1.6	1,268	0.5	3,684	0.8	5,625	1.4
Total new investment commitments	$157,821	100.0%	$284,257	100.0%	$442,078	100.0%	$398,055	100.0%
For the six months ended March 31, 2026 and 2025, we had approximately $128.6 million and $51.5 million, respectively, in proceeds from principal payments and sales of portfolio investments.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2026(1)			As of September 30, 2025(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$118,197	$117,323	$117,314	$77,389	$76,691	$77,408
Non-accrual(3)	—	—	—	—	—	—
One stop:
Performing	2,342,740	2,313,781	2,302,778	2,069,014	2,037,002	2,063,173
Non-accrual(3)	659	609	411	—	—	—
Second lien:
Performing	3,604	3,568	3,604	12,674	12,600	12,722
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	21,718	21,750	21,007	20,908	20,615	20,741
Non-accrual(3)	—	—	—	—	—	—
Equity
Performing	N/A	32,404	38,580	N/A	29,539	35,130
Non-accrual(3)	N/A	—	—	N/A	—	—
Total	$2,486,918	$2,489,435	$2,483,694	$2,179,985	$2,176,447	$2,209,174

(1)As of March 31, 2026, $417.9 million and $413.9 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest. As of March 31, 2026, $0.6 million and $0.4 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
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
As of March 31, 2026, we had loans in two portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at both cost and fair value was less than 0.1%. As of September 30, 2025, we had no loans on non-accrual status.

As of March 31, 2026 and September 30, 2025, the fair value of our debt investments as a percentage of the outstanding principal value was 98.3% and 99.7%, respectively.
The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and 2025:

	Three months ended		Six months ended
	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Weighted average rate of new investment fundings	8.5%	8.4%	8.5%	9.5%
Weighted average spread over the applicable base rate of new floating rate investment fundings	4.8%	4.7%	4.7%	5.2%
Weighted average fees of new investment fundings	0.5%	0.5%	0.5%	0.9%
Weighted average rate of sales and payoffs of portfolio investments[1]	9.2%	8.9%	9.0%	9.7%

(1)    Excludes the disposition of non-accrual assets, if any.
As of March 31, 2026, 96.5% and 96.5% of our debt portfolio at amortized cost and fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2025, 96.6% and 96.6% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of March 31, 2026 and September 30, 2025, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $88.6 million and $89.5 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.
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
The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2026 and September 30, 2025:

	As of March 31, 2026		As of September 30, 2025
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)		Percentage of Total Investments
5	$59,799	2.4%	$144,827		6.5%
4	2,390,195	96.3	2,053,909		93.0
3	33,281	1.3	10,438		0.5
2	419	0.0 †	0	*	0.0 †
1	—	—	—		—
Total	$2,483,694	100.0%	$2,209,174		100.0%

* Represents an amount less than $1.
† Represents an amount less than 0.1%.

The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of March 31, 2026 and September 30, 2025:

	Average Price[1]
Category	March 31, 2026	September 30, 2025
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.4%	99.8%
Internal Performance Rating 3 (Performing Below Expectations)	90.5	94.8
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	62.4	—
Total	98.3%	99.7%

(1)Includes only debt investments held as of March 31, 2026 and September 30, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.
The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of March 31, 2026 and December 31, 2025, the net change in unrealized depreciation on debt and equity investments for the three months ending March 31, 2026 and the primary drivers of reductions in average price of our debt investments by internal performance rating category as for March 31, 2026 as compared to December 31, 2025:

	Average Price[1]		Net Change in Unrealized Depreciation on Investments[2,3]
Category	March 31, 2026	December 31, 2025	$ Per Share	% to Total	Primary Driver
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.4%	99.9%	$(0.45)	98%	Spread widening
Internal Performance Rating 3 (Performing Below Expectations)	90.5	91.9	(0.01)	2	Spread widening, credit challenges
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	62.4	82.0	(0.00)*	0†	Pre-existing credit challenges
Total	98.3%	99.7%	$(0.46)	100%

Note: Percentages may not sum due to rounding.

* Represents an amount less than $0.01.
† Represents an amount less than 1%.
(1)Includes only debt investments held as of March 31, 2026 and December 31, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.
(2)Net change in unrealized depreciation on investments reflects the net change in unrealized appreciation or depreciation on total debt and equity investments for the three months ended March 31, 2026 and excludes the change in unrealized appreciation or depreciation resulting from the translation of assets and liabilities in foreign currencies and forward currency contracts.
(3)Based on weighted average shares outstanding for the three months ended March 31, 2026.

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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a subscription agreement with us to purchase our common stock on the same terms and conditions as other investors for a capital subscription of $100.0 million. As of March 31, 2026, we have issued 6,667,366.664 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $100.0 million and have also issued 139,172.373 shares to GGP Class B-P, LLC through the DRIP.
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
Pursuant to Rule 2a-5 under the 1940 Act, our board of directors, as permitted, has designated GC Advisors as our valuation designee (the “Valuation Designee”) to perform the determination of fair value of our investments for which market quotations are not readily available, or valued by a third-party pricing service, in accordance with our valuation policies and procedures, subject to the oversight of our board of directors.
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
Our Valuation Designee is ultimately and solely responsible for determining, in good faith, the fair value of investments that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination. As part of the valuation process described below, the Valuation Designee discusses the valuation conclusions and determined the fair value of each portfolio investment in good faith.
For periods ending on or before December 31, 2025, with respect to investments that are not publicly-traded or whose market price is not otherwise (a) readily available or (b) provided by a third-party pricing service or other quote: Our quarterly valuation process began with each portfolio company investment being initially valued by the investment professionals of the Valuation Designee responsible for the valuation function, with preliminary valuation conclusions documented and discussed with senior management. At least every other quarter, the valuation for each portfolio investment, subject to a de minimis threshold, was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de-minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm.

For periods beginning after December 31, 2025, with respect to investments that are not publicly-traded or whose market price is not otherwise (a) readily available or (b) provided via a third-party pricing service or other quote, our Valuation Designee undertakes a multi-step valuation process each month. This monthly valuation process begins with each portfolio investment being initially valued either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) independent valuation firms that have been engaged to support the valuation of portfolio investments. Preliminary valuation conclusions are then documented and discussed with senior management and, in the case of valuations prepared by independent valuation firms, the Valuation Designee. Each month the valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of our debt and equity investments without readily available market quotations (subject to a de minimis threshold) is either (i) performed by or (ii) reviewed by an independent valuation firm.
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
In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the six months ended March 31, 2026 and 2025. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation in accordance with the multi-step valuation process described above in “ — Fair Value Measurements”. For periods ending on or before December 31, 2025, at least every other quarter, the valuation for each portfolio investment (subject to a de minimis threshold) was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de-minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. For periods beginning after December 31, 2025, the valuation process is conducted on a monthly basis and this monthly valuation process begins with each portfolio investment being initially valued, based on the fair value methodology in accordance with ASC Topic 820 described below, either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) investment valuation firms that have been engaged to support the valuation of portfolio investments. Each month the valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of our debt and equity investments without readily available market quotations (subject to a de minimis threshold) was either (i) performed by or (ii) reviewed by an independent valuation firm. All investments as of March 31, 2026 and September 30, 2025 were valued using Level 3 inputs. As of March 31, 2026 and September 30, 2025, all money market funds included in cash equivalents and restricted cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.
When determining fair value of Level 3 debt and equity investments, the Valuation Designee could take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that could affect the price at which similar investments could be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. A portfolio company’s EBITDA could include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value, which may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.
In addition, for certain debt investments, the Valuation Designee could base its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that we and others could be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept. The Valuation Designee generally uses the midpoint of the bid/ask range as our best estimate of the fair value of such investment.
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

We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that is measured at fair value as a component of the “Net change in unrealized appreciation (depreciation) from investments” in our Consolidated Statements of Operations and fluctuations arising from the translation of foreign exchange rates on investments in “Net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies” on the Consolidated Statements of Operations.
Non-accrual investments: Loans may be left on accrual status while we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans is $0.4 million as of March 31, 2026. As of September 30, 2025, we had no portfolio company investments on non-accrual status. We review all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected, for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. There were no preferred equity securities on non-accrual status as of March 31, 2026 and September 30, 2025.
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
Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2026 and 2025, we did not record any U.S. federal excise tax.
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
Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2026 and September 30, 2025, the weighted average floor on loans subject to floating interest rates was 0.71% and 0.75%, respectively. The DB Credit Facility has a floating interest rate provision based on the applicable base rate plus 1.75%. The BNP Credit Facility has a floating interest rate provision based on the applicable base rate plus 1.85%. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. The Class A-1, Class A-2, and Class B 2025 Notes issued in connection with the 2025 Debt Securitization have floating rate interest provisions based on three-month SOFR plus a spread adjustment. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.
Assuming that the unaudited interim Consolidated Statement of Financial Condition as of March 31, 2026 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(48,690)	$(26,665)	$(22,025)
Down 150 basis points	(36,648)	(19,999)	(16,649)
Down 100 basis points	(24,481)	(13,332)	(11,149)
Down 50 basis points	(12,246)	(6,666)	(5,580)
Up 50 basis points	12,254	6,666	5,588
Up 100 basis points	24,508	13,332	11,176
Up 150 basis points	36,762	19,999	16,763
Up 200 basis points	49,015	26,665	22,350

(1)    Assumes applicable three-month base rate as of March 31, 2026, with the exception of SONIA and Prime that utilize the March 31, 2026 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2026, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the 2025 Debt Securitization, DB Credit Facility, BNP Credit Facility and the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.
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

Item 4. Controls and Procedures.
As of March 31, 2026 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
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
Item 1A: Risk Factors.
There have been no material changes during the six months ended March 31, 2026 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2025.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.
Previously disclosed on Form 8-K filings.
Item 3: Defaults Upon Senior Securities.
None.
Item 4: Mine Safety Disclosures.
None.
Item 5: Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Golub Capital BDC 4, Inc.

Date: May 7, 2026	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2026	By	/s/ Paul Solini
Paul Solini
Chief Accounting Officer
(Principal Accounting Officer)