Form 10-K/A
period 2025-09-30
Golub Capital BDC 4, Inc.
filed 2026-07-02
CIK 1901612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________________________________________
Form 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Golub Capital BDC 4, Inc. (“GBDC 4” or “the Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on November 21, 2025 (the “Original Filing”) for the purpose of correcting the inadvertent omission of a subsection in the Ernst & Young LLP’s Report of Independent Registered Public Accounting Firm (“Auditor’s Report”) included in Item 8. The auditor’s opinion on the Company’s consolidated financial statements remained unchanged.
The error that has been corrected is the omission of a subsection from the Auditor’s Report. This subsection is included in the Auditor’s Report on Form 10-K/A. The Auditor’s Report was included in the Original Filing.
Except for the aforementioned correction to the Auditor’s Report, this Amendment does not amend, modify or update the Original Filing in any respect. Information included in this Amendment is stated as of September 30, 2025 and does not reflect events that have occurred subsequent to the filing of the Original Filing and, accordingly, this Amendment should be read in conjunction with our Original Filing made with the SEC.
This Annual Report on Form 10-K/A consists of a cover page, this explanatory note, Item 8 (as amended) of the 2025 Annual Report on Form 10-K (including our consolidated financial statements and the corrected Auditor’s Report), Item 15 of the 2025 Annual Report on Form 10-K, the signature page and the required certifications of GBDC 4’s chief executive officer and the chief financial officer.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of investments using significant unobservable inputs and assumptions

Description of the Matter	At September 30, 2025, the fair value of the Company’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $2,209,174 thousand. Management determines the fair value of the Company’s Level 3 investments by applying the methodologies outlined in Notes 2 and 7 to the consolidated financial statements and using significant unobservable inputs and assumptions. Determining the fair value of the Level 3 investments requires management to make judgments about the valuation methodologies (i.e., market approach or income approach) and significant unobservable inputs and assumptions including, among others, EBITDA multiples, revenue multiples, and market interest rates for similar loans with similar credit profiles, used in determining the fair value measurements.

Auditing the fair value of the Company’s Level 3 investments was complex, as the unobservable inputs and assumptions used by the Company are highly judgmental, are sensitive to economic dislocations, and could have a significant effect on the fair value measurements of such investments.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s investment valuation process. This included controls over management’s assessment of the valuation methodologies and significant unobservable inputs and assumptions used in determining the fair value measurements of the Level 3 investments.

Our audit procedures included, among others, evaluating the Company’s valuation methodologies, testing the significant unobservable inputs and assumptions used by the Company in determining the fair value of the Company’s Level 3 investments, and testing the mathematical accuracy of the Company’s valuation calculations. For a sample of the Company’s Level 3 investments, and in some cases, with the involvement of our valuation specialists, we independently developed fair value estimates and compared them to the Company’s estimates. We developed our independent fair value estimates by using borrower financial information, which we compared to confirmations sent to the borrowers or agreements or underlying source documents provided to the Company by the borrowers, and available market information from third-party sources, such as market spreads, market multiples, and leverage. In developing our independent fair value estimates, we considered the impact of current economic conditions on trends in borrower financial information and the resulting fair value estimates. We also evaluated subsequent events and other available information and considered whether they corroborated or contradicted the Company’s year-end valuations.
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

PART IV
Item 15: Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 4
(2)	Financial Statement Schedules — None
(3)	Exhibits
EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
3.3	Amended and Restated Bylaws approved on August 5, 2022 by the Board of Directors of Golub Capital BDC 4, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q (File No. 814-01504), filed on August 12, 2022).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
4.2	Description of securities (Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Form 10-K (File No. 814-01504) filed on November 21, 2025).
10.1	Investment Advisory Agreement, dated as of April 1, 2022, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.2	Waiver Agreement, dated as of April 1, 2022, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.3	Administration Agreement, dated as of April 1, 2022, by and between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.4	Custody Agreement, dated as of March 31, 2022, by and between the Registrant and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.5	Trademark License Agreement, dated as of April 1, 2022, by and between Golub Capital LLC and the Registrant (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.6	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 (File No. 000-56410), filed on March 31, 2022).
10.8	Revolving Loan Agreement, dated as of April 12, 2022, by and among Golub Capital BDC 4, Inc., as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.8 to the Registrant’s Amended Registration Statement on Form 10 (File No. 000-56410), filed on May 17, 2022).
10.9	First Amendment to Amended and Restated Revolving Loan Agreement, dated as of June 15, 2022, by and among Golub Capital BDC 4, Inc., as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on June 16, 2022).
10.10	Form Subscription Agreement (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on September 14, 2023).
10.11	Waiver Letter Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on September 14, 2023).

Number	Description

10.12	Loan Financing and Servicing Agreement, dated as of March 28, 2024, by and among GBDC 4 Funding II LLC, as borrower, Golub Capital BDC 4, Inc., as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries, and Deutsche Bank National Trust Company, as collateral agent and as collateral custodian. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on April 1, 2024).
10.13	Sale and Contribution Agreement, dated as of March 28, 2024, between Golub Capital BDC 4, Inc., as seller, and GBDC 4 Funding II LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on April 1, 2024).
10.14	Revolving Credit and Security Agreement, dated as of August 15, 2024, by and among GBDC 4 Funding III LLC, as borrower, Golub Capital BDC 4, Inc., as equityholder and as servicer, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, each of the securitization subsidiaries from time to time parties thereto, and Computershare Trust Company, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on August 19, 2024).
10.15	Purchase and Sale Agreement, dated as of August 15, 2024, by and between GBDC 4 Funding III LLC, as purchaser, and Golub Capital BDC 4, Inc., as seller. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on August 19, 2024).
10.16	Second Amendment to Revolving Loan Agreement, dated as of March 26, 2025, by and among Golub Capital BDC 4, Inc., as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on March 28, 2025.
10.17	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of June 13, 2025, by and among GBDC 4 Funding II LLC, as borrower, Golub Capital BDC 4, Inc., as servicer, each lender party thereto, the agents for the Lender Groups party thereto, and Deutsche Bank AG, New York branch as facility agent for the lenders. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on June 18, 2025).
10.18	Indenture, dated as of June 20, 2025, between Golub Capital BDC 4 CLO 1 LLC, as issuer, and Computershare Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on June 20, 2025).
10.19	Purchase and Placement Agreement, dated as of June 20, 2025, among Golub Capital BDC 4 CLO 1 LLC, as issuer, BNP Paribas Securities Corp., as initial purchaser and NatWest Markets Securities Inc., as co-placement agent. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on June 20, 2025).
10.20	Collateral Management Agreement, dated as of June 20, 2025, between Golub Capital BDC 4 CLO 1 LLC, as issuer, and GC Advisors LLC, as collateral manager. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on June 20, 2025).
10.21	Master Loan Sale Agreement, dated as of June 20, 2025, among Golub Capital BDC 4, Inc., as seller, Golub Capital BDC 4 CLO 1 Depositor LLC, as intermediate seller, and Golub Capital BDC 4 CLO 1 LLC, as buyer. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01504), filed on June 20, 2025).
14.1	Code of Ethics of the Registrant and GC Advisors (Incorporated by reference to Exhibit 14.1 filed with the Registrant’s Form 10-K (File No. 814-01504) filed on November 21, 2025).
14.2	Code of Ethics of GC Advisors LLC (Incorporated by reference to Exhibit 14.2 filed with the Registrant’s Form 10-K (File No. 814-01504) filed on November 21, 2025).

Number	Description

19.1	Insider Trading Policy (Included in the Code of Ethics of the Registrant and GC Advisors). (Incorporated by reference to Exhibit 14.1 filed with the Registrant’s Form 10-K (File No. 814-01504) filed on November 21, 2025).
21.1	List of subsidiaries (Incorporated by reference to Exhibit 21.1 filed with the Registrant’s Form 10-K (File No. 814-01504) filed on November 21, 2025).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Form 10-K (File No. 814-01504) filed on November 21, 2025).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital BDC 4, Inc.
A Maryland Corporation

Date: July 2, 2026	By:	/s/ Christopher C. Ericson
Name: Christopher C. Ericson
Title: Chief Financial Officer