Form 10-Q
period 2026-06-30
Golub Capital BDC 4, Inc.
filed 2026-08-06
CIK 1901612

_____________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of August 6, 2026, the Registrant had 81,864,005.909 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2026	September 30, 2025
	(unaudited)
Assets
Non-controlled / non-affiliate company investments at fair value (amortized cost of $2,674,753 and $2,176,447, respectively)	$2,667,489	$2,209,174
Cash	3,508	792
Cash equivalents	7,117	13,499
Foreign currencies (cost of $2,566 and $3,100, respectively)	2,551	3,529
Restricted cash	22,630	12,998
Restricted cash equivalents	32,833	32,542
Restricted foreign currencies (cost of $1,970 and $2,869, respectively)	2,094	2,947
Interest receivable	18,847	19,645
Receivable for investments	2,201	1,355
Capital call receivable	—	94
Unrealized appreciation on forward currency contracts	17	—
Other assets	804	840
Total Assets	$2,760,091	$2,297,415
Liabilities
Debt	$1,496,929	$1,189,555
Less unamortized debt issuance costs	(5,364)	(8,281)
Debt less unamortized debt issuance costs	1,491,565	1,181,274
Interest payable	14,979	18,244
Distributions payable	16,633	19,791
Management and income incentive fees payable	6,592	5,741
Payable for investments purchased	10	—
Unrealized depreciation on forward currency contracts	520	864
Accrued trustee fees	115	52
Accounts payable and other liabilities	1,716	2,894
Total Liabilities	1,532,130	1,228,860
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and September 30, 2025	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 81,864,005.909 and 71,236,992.933 shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively	82	71
Paid in capital in excess of par	1,227,504	1,068,109
Distributable earnings (losses)	375	375
Total Net Assets	1,227,961	1,068,555
Total Liabilities and Total Net Assets	$2,760,091	$2,297,415
Number of common shares outstanding	81,864,005.909	71,236,992.933
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Investment income
Interest income	$54,760	$42,211	$159,345	$116,401
Payment-in-kind interest income	4,120	2,449	11,471	7,020
Dividend income	230	181	865	456
Fee income	200	278	559	528
Total investment income	59,310	45,119	172,240	124,405
Expenses
Interest and other debt financing expenses	20,236	16,383	58,750	45,988
Base management fee	8,896	6,085	25,404	16,494
Incentive fee	6,850	4,936	18,615	14,149
Administrative service fee	895	577	2,416	1,540
Professional fees	564	370	1,650	1,126
General and administrative expenses	128	70	324	215
Total expenses	37,569	28,421	107,159	79,512
Base management fee waived (Note 4)	(5,661)	(3,872)	(16,166)	(10,495)
Incentive fee waived (Note 4)	(3,425)	(2,551)	(9,986)	(6,954)
Net expenses	28,483	21,998	81,007	62,063
Net investment income	30,827	23,121	91,233	62,342
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	1,319	—	1,319	—
Foreign currency transactions	(139)	(214)	355	67
Net realized gain (loss) on investment transactions	1,180	(214)	1,674	67
Net change in unrealized appreciation (depreciation) from:
Investments	49	369	(35,756)	4,060
Forward currency contracts	62	(807)	361	(966)
Translation of assets and liabilities in foreign currencies	87	1,147	(606)	668
Net change in unrealized appreciation (depreciation) on investment transactions	198	709	(36,001)	3,762
Net gain (loss) on investment transactions	1,378	495	(34,327)	3,829
Net increase (decrease) in net assets resulting from operations	$32,205	$23,616	$56,906	$66,171
Per Common Share Data
Basic and diluted earnings (loss) per common share (Note 11)	$0.39	$0.40	$0.73	$1.29
Basic and diluted weighted average common shares outstanding (Note 11)	81,864,006	58,534,461	77,575,939	51,284,378

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2024	43,346,830.170	$43	$649,853	$306	$650,202
Issuance of common stock	22,182,337.103	22	332,713	—	332,735
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	62,342	62,342
Net realized gain (loss) on investment transactions	—	—	—	67	67
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	3,762	3,762
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	868,603.934	1	13,029	—	13,030
Distributions from distributable earnings (losses)	—	—	—	(49,523)	(49,523)
Distributions declared and payable	—	—	—	(16,648)	(16,648)
Total increase (decrease) for the nine months ended June 30, 2025	23,050,941.037	23	345,742	—	345,765
Balance at June 30, 2025	66,397,771.207	$66	$995,595	$306	$995,967
Balance at March 31, 2025	55,703,115.572	$56	$835,184	$306	$835,546
Issuance of common stock	10,388,413.154	10	155,817	—	155,827
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	23,121	23,121
Net realized gain (loss) on investment transactions	—	—	—	(214)	(214)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	709	709
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	306,242.481	—	4,594	—	4,594
Distributions from distributable earnings (losses)	—	—	—	(6,968)	(6,968)
Distributions declared and payable	—	—	—	(16,648)	(16,648)
Total increase (decrease) for the three months ended June 30, 2025	10,694,655.635	10	160,411	—	160,421
Balance at June 30, 2025	66,397,771.207	$66	$995,595	$306	$995,967
Balance at September 30, 2025	71,236,992.933	$71	$1,068,109	$375	$1,068,555
Issuance of common stock	9,838,447.324	10	147,567	—	147,577
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	91,233	91,233
Net realized gain (loss) on investment transactions	—	—	—	1,674	1,674
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(36,001)	(36,001)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	788,565.652	1	11,828	—	11,829
Distributions from distributable earnings (losses)	—	—	—	(40,273)	(40,273)
Distributions declared and payable	—	—	—	(16,633)	(16,633)
Total increase (decrease) for the nine months ended June 30, 2026	10,627,012.976	11	159,395	—	159,406
Balance at June 30, 2026	81,864,005.909	$82	$1,227,504	$375	$1,227,961
Balance at March 31, 2026	81,864,005.909	$82	$1,227,504	$(15,197)	$1,212,389
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	30,827	30,827
Net realized gain (loss) on investment transactions	—	—	—	1,180	1,180
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	198	198
Distributions to stockholders:
Distributions declared and payable	—	—	—	(16,633)	(16,633)
Total increase (decrease) for the three months ended June 30, 2026	—	—	—	15,572	15,572
Balance at June 30, 2026	81,864,005.909	$82	$1,227,504	$375	$1,227,961
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$56,906	$66,171
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	2,945	3,070
Amortization of deferred offering costs	—	68
Accretion of discounts and amortization of premiums	(5,171)	(3,722)
Net realized (gain) loss on investments	(1,319)	—
Net realized (gain) loss on foreign currency transactions	(355)	(67)
Net change in unrealized (appreciation) depreciation on investments	35,756	(4,060)
Net change in unrealized (appreciation) depreciation on forward currency contracts	(361)	966
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	606	(668)
Proceeds from (fundings of) revolving loans, net	(15,684)	(5,697)
Fundings of investments	(643,075)	(636,176)
Proceeds from principal payments and sales of portfolio investments	179,756	81,694
Payment-in-kind interest capitalized	(11,390)	(6,973)
Non-cash dividends capitalized	(711)	(387)
Proceeds from non-cash dividends	111	170
Changes in operating assets and liabilities:
Interest receivable	798	(978)
Receivable for investments	(846)	4,247
Other assets	36	(636)
Interest payable	(3,265)	(1,809)
Management and income incentive fees payable	851	1,121
Payable for investments purchased	10	—
Accrued trustee fees	63	5
Accounts payable and other liabilities	(1,178)	566
Net cash provided by (used in) operating activities	(405,517)	(503,095)
Cash flows from financing activities
Borrowings on debt	646,613	2,163,314
Repayments of debt	(336,378)	(1,667,345)
Capitalized debt issuance costs	(28)	(4,521)
Proceeds from issuance of common shares	147,671	332,667
Distributions paid	(48,235)	(51,995)
Net cash provided by (used in) financing activities	409,643	772,120
Net change in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies	4,126	269,025
Effect of foreign currency exchange rates	300	(995)
Cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies, beginning of period	66,307	34,847
Cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies, end of period	$70,733	$302,877
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$59,070	$44,727
Distributions declared for the period	56,906	66,171
Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$(94)	$68
Stock issued in connection with dividend reinvestment plan	11,829	13,030
Change in distributions payable	(3,158)	1,146

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)
The following table provides a reconciliation of cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	June 30, 2026	September 30, 2025
Cash	$3,508	$792
Cash equivalents	7,117	13,499
Foreign currencies (cost of $2,566 and $3,100, respectively)	2,551	3,529
Restricted cash	22,630	12,998
Restricted cash equivalents	32,833	32,542
Restricted foreign currencies (cost of $1,970 and $2,869, respectively)	2,094	2,947
Total cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows(1)	$70,733	$66,307
(1) See Note 2 for a description of cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
Advanced Cooling Technologies, Inc.#	One stop	SF +	4.50%	(i)	8.14%				05/2033	$4,737	$4,725	0.4%	$4,713
Advanced Cooling Technologies, Inc.(5)	One stop				N/A(6)				05/2033	—	(2)	—	(5)
API Holdings III, LLC#	One stop	SF +	5.50%	(j)	9.15%				06/2033	4,729	4,705	0.4	4,705
API Holdings III, LLC(5)	One stop				N/A(6)				06/2033	—	(3)	—	(3)
API Holdings III, LLC(5)	One stop				N/A(6)				06/2033	—	(3)	—	(3)
Jeppesen Holdings, LLC#^	One stop	SF +	4.75%	(j)	8.41%				11/2032	19,437	19,361	1.6	19,049
Jeppesen Holdings, LLC(5)	One stop				N/A(6)				11/2032	—	(4)	—	(20)
PPW Aero Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.73%				09/2031	14,464	14,203	1.2	14,400
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(a)(j)	9.09%				09/2031	253	250	—	250
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(j)	8.73%				09/2031	79	78	—	79
PPW Aero Buyer, Inc.*^	One stop	SF +	5.00%	(j)	8.73%				09/2031	2,088	2,071	0.2	2,079
PPW Aero Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.73%				09/2031	2,430	2,411	0.2	2,420
PPW Aero Buyer, Inc.#	One stop	SF +	5.00%	(j)	8.73%				09/2031	612	609	—	609
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(j)	8.73%				09/2031	223	214	—	214
Titan BW Borrower L.P.#(25)	One stop	SF +	5.38%	(j)	6.14%	cash/	2.88%	PIK	07/2032	7,788	7,719	0.6	7,696
Titan BW Borrower L.P.(5)	One stop				N/A(6)				07/2032	—	(12)	—	(12)
Titan BW Borrower L.P.	One stop	SF +	4.75%	(j)	8.41%				07/2032	386	382	—	381
										57,226	56,704	4.6	56,552
Air Freight & Logistics
RJW Group Holdings, Inc.^	One stop	SF +	5.00%	(j)	8.73%				11/2031	12,449	12,253	1.0	12,338
RJW Group Holdings, Inc.	One stop	SF +	5.00%	(j)	8.67%				11/2031	786	772	0.1	778
RJW Group Holdings, Inc.#^	One stop	SF +	5.00%	(j)	8.73%				11/2031	9,108	9,028	0.7	9,027
RJW Group Holdings, Inc.(5)	One stop				N/A(6)				11/2031	—	(7)	—	(14)
										22,343	22,046	1.8	22,129
Auto Components
Arnott, LLC^	One stop	SF +	4.75%	(k)	8.49%				11/2030	1,250	1,241	0.1	1,208
Arnott, LLC	One stop	SF +	4.75%	(i)	8.39%				11/2030	157	156	—	150
Collision SP Subco, LLC^	One stop	SF +	4.75%	(j)	8.41%				01/2030	9,866	9,749	0.8	9,866
Collision SP Subco, LLC^	One stop	SF +	4.75%	(j)	8.48%				01/2030	5,759	5,724	0.5	5,759
Collision SP Subco, LLC(5)	One stop				N/A(6)				01/2030	—	(20)	—	—
Collision SP Subco, LLC#	One stop	SF +	4.75%	(j)	8.41%				01/2030	70	69	—	70
Collision SP Subco, LLC	One stop	SF +	4.75%	(j)(k)	8.48%				01/2030	177	170	—	177
OEConnection, LLC*#^	One stop	SF +	4.50%	(i)	8.14%				12/2032	21,858	21,711	1.8	21,941
OEConnection, LLC(5)	One stop				N/A(6)				12/2032	—	(14)	—	8
OEConnection, LLC(5)	One stop				N/A(6)				12/2032	—	(7)	—	9
										39,137	38,779	3.2	39,188
Automobiles
Bolt Purchaser, LLC#	One stop	SF +	4.75%	(j)	8.48%				06/2033	29,353	29,206	2.4	29,206
Bolt Purchaser, LLC(5)	One stop				N/A(6)				06/2033	—	(15)	—	(15)
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(a)(j)	8.97%				06/2030	750	741	0.1	726
CAP-KSI Holdings, LLC*#^	One stop	SF +	5.25%	(j)	8.96%				06/2030	8,310	8,230	0.7	8,094
CG Group Holdings, LLC(5)	One stop				N/A(6)				01/2030	—	(8)	—	(8)
CG Group Holdings, LLC*	One stop	SF +	5.50%	(k)	9.25%				01/2030	6,450	6,355	0.5	6,402
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(j)	8.98%				12/2029	790	780	0.1	781
High Bar Brands Operating, LLC#	Senior secured	SF +	5.25%	(j)	8.98%				12/2029	165	163	—	163
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(j)	8.98%				12/2029	67	64	—	64
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(j)	8.98%				12/2029	139	138	—	138
Lincoln Acq Buyer, LLC#	One stop	SF +	4.50%	(j)	8.23%				11/2032	1,938	1,929	0.2	1,938
Lincoln Acq Buyer, LLC(5)	One stop				N/A(6)				11/2032	—	(1)	—	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(j)	8.16%				11/2032	$78	$74	—%	$78
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(j)	8.17%				11/2032	233	231	—	233
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(j)	8.17%				11/2032	78	77	—	78
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(j)	8.18%				11/2032	48	48	—	48
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(j)	8.16%				11/2032	126	125	—	126
National Express Wash Parent Holdco, LLC(5)	One stop				N/A(6)				07/2029	—	(2)	—	(3)
National Express Wash Parent Holdco, LLC^(25)	One stop	SF +	6.00%	(j)	6.48%	cash/	3.25%	PIK	07/2029	32,285	32,083	2.6	32,124
National Express Wash Parent Holdco, LLC(25)	One stop	SF +	6.00%	(j)	6.48%	cash/	3.25%	PIK	07/2029	462	450	—	450
National Express Wash Parent Holdco, LLC(25)	One stop	SF +	6.00%	(j)	6.48%	cash/	3.25%	PIK	07/2029	386	385	—	384
Quick Quack Car Wash Holdings, LLC	One stop	SF +	5.00%	(i)	8.65%				06/2031	579	576	—	579
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	5.00%	(i)	8.64%				06/2031	2,057	2,051	0.2	2,057
Quick Quack Car Wash Holdings, LLC*^	One stop	SF +	5.00%	(i)	8.64%				06/2031	28,118	27,952	2.3	28,118
Quick Quack Car Wash Holdings, LLC(5)	One stop				N/A(6)				06/2031	—	(15)	—	—
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	5.00%	(i)	8.64%				06/2031	1,579	1,561	0.1	1,579
Strickland's Enterprises, LLC#	Senior secured	SF +	4.50%	(i)(j)	8.16%				01/2031	2,424	2,414	0.2	2,424
Strickland's Enterprises, LLC(5)	Senior secured				N/A(6)				01/2031	—	(1)	—	—
Strickland's Enterprises, LLC(5)	Senior secured				N/A(6)				01/2031	—	(4)	—	—
TWAS Holdings, LLC#	One stop	SF +	4.75%	(i)	8.39%				12/2029	739	736	0.1	735
TWAS Holdings, LLC(5)	One stop				N/A(6)				12/2029	—	(11)	—	(13)
Yorkshire Parent, Inc.	Senior secured	SF +	4.50%	(j)	8.16%				12/2029	7	6	—	6
Yorkshire Parent, Inc.#	Senior secured	SF +	4.50%	(j)	8.16%				12/2029	42	42	—	42
Yorkshire Parent, Inc.^	Senior secured	SF +	4.50%	(j)	8.23%				12/2029	17,435	17,278	1.4	17,348
Yorkshire Parent, Inc.	Senior secured	SF +	4.50%	(a)(j)	8.69%				12/2029	2,271	2,237	0.2	2,248
Yorkshire Parent, Inc.^	Senior secured	SF +	4.50%	(j)	8.16%				12/2029	4,831	4,792	0.4	4,807
Yorkshire Parent, Inc.	Senior secured	SF +	4.50%	(j)	8.23%				12/2029	2	2	—	2
										141,742	140,669	11.5	140,939
Banks
Empyrean Solutions, LLC^	One stop	SF +	4.50%	(j)	8.23%				11/2031	1,484	1,478	0.1	1,447
Empyrean Solutions, LLC(5)	One stop				N/A(6)				11/2031	—	(1)	—	(6)
Empyrean Solutions, LLC(5)	One stop				N/A(6)				11/2031	—	(2)	—	(15)
OSP Hamilton Purchaser, LLC^	One stop	SF +	4.75%	(j)	8.41%				12/2029	3,840	3,812	0.3	3,764
OSP Hamilton Purchaser, LLC^	One stop	SF +	4.25%	(j)	7.91%				12/2029	3,674	3,647	0.3	3,600
OSP Hamilton Purchaser, LLC	One stop	SF +	4.25%	(j)	7.92%				12/2029	337	332	—	319
OSP Hamilton Purchaser, LLC	One stop	SF +	4.25%	(j)	8.04%				12/2029	3,223	3,210	0.3	3,157
										12,558	12,476	1.0	12,266
Beverages
Financial Information Technologies, LLC^	One stop	SF +	4.75%	(j)	8.48%				06/2030	6,362	6,290	0.5	6,298
Financial Information Technologies, LLC^	One stop	SF +	4.75%	(j)	8.48%				06/2030	2,593	2,572	0.2	2,567
Financial Information Technologies, LLC(5)	One stop				N/A(6)				06/2030	—	(4)	—	(18)
Financial Information Technologies, LLC#	One stop	SF +	4.75%	(j)	8.48%				06/2030	9,381	9,362	0.8	9,287
Spindrift Beverage Co., Inc.	One stop	SF +	5.00%	(j)	8.66%				02/2032	116	106	—	116
Spindrift Beverage Co., Inc.(5)	One stop				N/A(6)				02/2032	—	(2)	—	—
Spindrift Beverage Co., Inc.^	One stop	SF +	5.00%	(i)(j)	8.67%				02/2032	5,232	5,178	0.4	5,232
										23,684	23,502	1.9	23,482
Building Products
BECO Holding Company, Inc.*^	One stop	SF +	5.25%	(j)	9.13%				11/2028	1,023	1,020	0.1	1,022
BECO Holding Company, Inc.(5)	One stop				N/A(6)				11/2028	—	(8)	—	(5)
										1,023	1,012	0.1	1,017
Capital Markets
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(j)	8.48%				01/2031	13,951	13,841	1.1	13,742
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(j)	8.48%	01/2031	$2,526	$2,504	0.2%	$2,478
BlueMatrix Holdings, LLC*	One stop	SF +	4.75%	(j)	8.48%	01/2031	4,693	4,656	0.4	4,623
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(j)	8.48%	01/2031	1,707	1,697	0.1	1,682
BlueMatrix Holdings, LLC#	One stop	SF +	4.75%	(j)	8.48%	01/2031	2,039	2,033	0.2	2,009
							24,916	24,731	2.0	24,534
Chemicals
AP Adhesives Holdings, LLC(5)	One stop				N/A(6)	04/2032	—	(2)	—	(5)
AP Adhesives Holdings, LLC(5)	One stop				N/A(6)	04/2031	—	(1)	—	(2)
AP Adhesives Holdings, LLC^	One stop	SF +	4.75%	(j)	8.42%	04/2032	1,654	1,647	0.1	1,640
JSG II, Inc. and Checkers USA, Inc.#	One stop	SF +	4.50%	(i)	8.14%	09/2032	3,503	3,487	0.3	3,487
JSG II, Inc. and Checkers USA, Inc.(5)	One stop				N/A(6)	09/2032	—	(2)	—	(2)
JSG II, Inc. and Checkers USA, Inc.(5)	One stop				N/A(6)	09/2032	—	(2)	—	(4)
Krayden Holdings, Inc.^	Senior secured	SF +	4.75%	(j)	8.48%	03/2029	922	916	0.1	916
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(j)(k)	8.53%	03/2029	137	135	—	135
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(j)	8.48%	03/2029	287	283	—	281
							6,503	6,461	0.5	6,446
Commercial Services & Supplies
CHA Vision Holdings, Inc.^	One stop	SF +	5.00%	(j)	8.67%	01/2031	18,213	18,074	1.5	18,133
CHA Vision Holdings, Inc.*	One stop	SF +	5.00%	(j)	8.67%	01/2031	5,929	5,885	0.5	5,903
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(j)	8.67%	01/2030	152	141	—	146
CHA Vision Holdings, Inc.#	One stop	SF +	5.00%	(j)	8.67%	01/2031	934	930	0.1	930
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(j)	8.67%	01/2031	268	259	—	258
Dispatch Acquisition Holdings, LLC#	One stop	SF +	4.75%	(j)	8.48%	11/2032	20,230	20,137	1.6	20,137
Dispatch Acquisition Holdings, LLC	One stop	SF +	4.75%	(j)	8.48%	11/2032	1,451	1,435	0.1	1,435
Dispatch Acquisition Holdings, LLC(5)	One stop				N/A(6)	11/2032	—	—	—	(3)
Kleinfelder Intermediate, LLC(5)	One stop				N/A(6)	09/2030	—	(1)	—	(1)
Kleinfelder Intermediate, LLC^	One stop	SF +	4.50%	(j)	8.16%	09/2030	2,001	1,962	0.2	1,996
Kleinfelder Intermediate, LLC	One stop	P +	3.50%	(a)	10.25%	09/2028	20	18	—	20
Kleinfelder Intermediate, LLC	One stop	SF +	4.50%	(j)	8.16%	09/2030	217	216	—	217
Pearl Acquisition Buyer, Inc.	One stop	SF +	4.50%	(j)	8.24%	12/2032	79	78	—	78
Pearl Acquisition Buyer, Inc.#	One stop	SF +	4.50%	(j)	8.23%	12/2032	2,412	2,407	0.2	2,407
Pearl Acquisition Buyer, Inc.(5)	One stop				N/A(6)	12/2032	—	(2)	—	(2)
PSC Parent, Inc.^	One stop	SF +	5.25%	(i)	8.88%	04/2031	1,537	1,532	0.1	1,525
PSC Parent, Inc.^	One stop	SF +	5.25%	(i)	8.89%	04/2031	1,069	1,065	0.1	1,060
PSC Parent, Inc.	One stop	SF +	5.25%	(i)	8.89%	04/2030	588	581	—	580
PSC Parent, Inc.^	One stop	SF +	5.25%	(i)	8.89%	04/2031	6,411	6,367	0.5	6,363
Radwell Parent, LLC	One stop	SF +	4.75%	(j)	8.48%	04/2030	7	7	—	7
Radwell Parent, LLC	One stop	SF +	4.75%	(j)	8.48%	04/2030	45	37	—	25
Radwell Parent, LLC#	One stop	SF +	4.75%	(j)	8.48%	04/2030	1,076	1,073	0.1	1,062
Radwell Parent, LLC#	One stop	SF +	4.75%	(j)	8.48%	04/2030	588	587	0.1	581
Radwell Parent, LLC#	One stop	SF +	4.75%	(j)	8.48%	04/2030	137	137	—	135
Trinity Air Consultants Holdings Corporation(5)	One stop				N/A(6)	06/2029	—	(1)	—	(1)
Trinity Air Consultants Holdings Corporation	One stop	SF +	4.25%	(j)	8.01%	06/2029	142	142	—	141
Trinity Air Consultants Holdings Corporation	One stop	SF +	4.25%	(j)	8.01%	06/2029	424	423	—	420
Trinity Air Consultants Holdings Corporation#	One stop	SF +	4.25%	(j)	8.03%	06/2029	898	891	0.1	891
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Trinity Air Consultants Holdings Corporation(5)	One stop				N/A(6)				06/2029	$—	$(1)	—%	$(2)
WRE Holding Corp.(5)	One stop				N/A(6)				07/2031	—	(12)	—	(36)
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.83%				07/2031	228	227	—	225
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.79%				07/2030	1,048	1,034	0.1	1,024
WRE Holding Corp.*^	One stop	SF +	5.00%	(k)	8.74%				07/2031	14,371	14,267	1.2	14,187
WRE Holding Corp.^	One stop	SF +	5.00%	(k)	8.84%				07/2031	1,577	1,572	0.1	1,557
WRE Holding Corp.^	One stop	SF +	5.00%	(k)	8.85%				07/2031	951	947	0.1	938
WRE Holding Corp.^	One stop	SF +	5.00%	(k)	8.85%				07/2031	739	737	0.1	730
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.85%				07/2031	259	258	—	255
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.85%				07/2031	265	264	—	261
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.85%				07/2031	164	164	—	162
										84,430	83,837	6.8	83,744
Construction & Engineering
Consor Intermediate II, LLC(5)	One stop				N/A(6)				05/2031	—	(17)	—	(38)
Consor Intermediate II, LLC	One stop	SF +	4.50%	(j)	8.23%				05/2031	618	609	0.1	599
Consor Intermediate II, LLC^	One stop	SF +	4.50%	(j)	8.23%				05/2031	13,941	13,892	1.1	13,833
DCCM, LLC^	One stop	SF +	4.75%	(i)	8.39%				06/2032	1,941	1,933	0.2	1,941
DCCM, LLC(5)	One stop				N/A(6)				06/2032	—	(2)	—	—
DCCM, LLC	One stop	SF +	4.75%	(i)	8.39%				06/2032	29	25	—	29
Royal Holdco Corporation	One stop	SF +	4.50%	(j)	8.20%				12/2030	128	127	—	127
Royal Holdco Corporation	One stop	SF +	4.50%	(j)	8.18%				12/2030	445	443	—	440
Royal Holdco Corporation^	One stop	SF +	4.50%	(j)	8.15%				12/2030	1,726	1,712	0.1	1,712
										18,828	18,722	1.5	18,643
Containers & Packaging
Packaging Coordinators Midco, Inc.^	One stop	SF +	5.00%	(j)	8.66%				07/2032	1,680	1,656	0.1	1,648
Packaging Coordinators Midco, Inc.(5)	One stop				N/A(6)				07/2032	—	(2)	—	(4)
Packaging Coordinators Midco, Inc.(5)	One stop				N/A(6)				07/2032	—	—	—	(5)
Packaging Coordinators Midco, Inc.	One stop	SF +	5.00%	(j)	8.66%				07/2032	32	32	—	31
Packaging Coordinators Midco, Inc.(5)	One stop				N/A(6)				07/2032	—	—	—	(1)
Packaging Coordinators Midco, Inc.(9)	One stop	SN +	5.00%	(g)	8.73%				07/2032	3,296	3,269	0.3	3,233
Packaging Coordinators Midco, Inc.(5)	One stop				N/A(6)				07/2032	—	(1)	—	(2)
										5,008	4,954	0.4	4,900
Diversified Consumer Services
ABC Legal Holdings, LLC#	One stop	SF +	4.25%	(j)	7.91%				08/2032	5,137	5,115	0.4	5,032
ABC Legal Holdings, LLC(5)	One stop				N/A(6)				08/2032	—	(4)	—	(21)
ABC Legal Holdings, LLC(5)	One stop				N/A(6)				08/2032	—	(7)	—	(32)
Action Termite Control, LLC	Senior secured	SF +	4.25%	(j)	7.98%				12/2032	20	18	—	20
Action Termite Control, LLC	Senior secured	SF +	4.25%	(j)	7.98%				12/2032	725	722	0.1	725
Action Termite Control, LLC(5)	Senior secured				N/A(6)				12/2032	—	(10)	—	—
Any Hour, LLC(25)	One stop	SF +	5.75%	(j)	6.23%	cash/	3.25%	PIK	05/2030	232	231	—	218
Any Hour, LLC(25)	One stop	N/A			13.00%	PIK			05/2031	3,249	3,215	0.2	2,404
Any Hour, LLC(25)	One stop	SF +	5.75%	(j)	6.22%	cash/	3.25%	PIK	05/2030	1,143	1,131	0.1	1,067
Any Hour, LLC*^(25)	One stop	SF +	5.75%	(j)	6.23%	cash/	3.25%	PIK	05/2030	8,184	8,107	0.6	7,693
Apex Service Partners, LLC#	One stop	SF +	5.00%	(j)	8.73%				10/2030	49	49	—	49
Apex Service Partners, LLC	One stop	SF +	5.00%	(j)	8.73%				10/2030	50	50	—	49
Apex Service Partners, LLC	One stop	SF +	5.00%	(j)	8.73%				10/2030	49	49	—	49
Apex Service Partners, LLC^	One stop	SF +	5.00%	(j)	8.73%				10/2030	5,617	5,519	0.5	5,550
Apex Service Partners, LLC	One stop	SF +	5.00%	(j)	8.73%				10/2029	845	815	0.1	825
Apex Service Partners, LLC^	One stop	SF +	5.00%	(j)	8.73%				10/2030	23,599	23,166	1.9	23,319
Aptive Environmental, LLC^	One stop	SF +	4.75%	(i)	8.39%				10/2032	12,536	12,423	1.0	12,536
Aptive Environmental, LLC	One stop	SF +	4.75%	(i)	8.39%				10/2032	176	166	—	176
Aptive Environmental, LLC(5)	One stop				N/A(6)				10/2032	—	(2)	—	—
CHVAC Services Investment, LLC^	One stop	SF +	4.75%	(j)	8.48%				05/2030	4,273	4,235	0.3	4,189
CHVAC Services Investment, LLC	One stop	SF +	4.75%	(i)(j)	8.41%				05/2030	587	577	0.1	560
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CHVAC Services Investment, LLC^	One stop	SF +	4.75%	(j)	8.48%				05/2030	$16,423	$16,307	1.3%	$16,098
CHVAC Services Investment, LLC	One stop	SF +	4.75%	(j)	8.48%				05/2030	205	196	—	156
Entomo Brands Acquisitions, Inc.#^	Senior secured	SF +	5.25%	(j)	8.98%				07/2029	1,611	1,598	0.1	1,602
Entomo Brands Acquisitions, Inc.	Senior secured				N/A(6)				07/2029	—	—	—	—
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	8.98%				07/2029	247	245	—	246
Entomo Brands Acquisitions, Inc.(5)	One stop				N/A(6)				07/2029	—	(5)	—	(5)
HS Spa Holdings, Inc.^	One stop	SF +	5.25%	(j)	8.92%				06/2029	1,130	1,120	0.1	1,130
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(a)(i)	9.41%				06/2028	30	30	—	30
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(j)	8.91%				06/2029	600	598	0.1	600
Kodiak Buyer, LLC*	One stop	SF +	4.25%	(j)	7.98%				07/2032	2,025	2,017	0.2	2,025
Kodiak Buyer, LLC(5)	One stop				N/A(6)				07/2032	—	(2)	—	—
Kodiak Buyer, LLC	One stop	SF +	4.25%	(j)	7.90%				07/2032	64	61	—	64
Litera Bidco, LLC(5)	One stop				N/A(6)				05/2028	—	(1)	—	(8)
Litera Bidco, LLC	One stop	SF +	5.00%	(i)	8.64%				05/2028	2,993	2,989	0.2	2,944
Litera Bidco, LLC(5)	One stop				N/A(6)				05/2028	—	—	—	(15)
Litera Bidco, LLC^	One stop	SF +	5.00%	(i)	8.64%				05/2028	7,495	7,477	0.6	7,383
Mario Purchaser, LLC^(25)	One stop	SF +	6.00%	(j)	7.83%	cash/	2.00%	PIK	10/2029	656	650	0.1	610
Mario Purchaser, LLC^(25)	One stop	SF +	6.00%	(j)	7.83%	cash/	2.00%	PIK	10/2029	851	841	0.1	791
Mario Purchaser, LLC(25)	One stop	N/A			14.58%	PIK			04/2032	526	523	—	405
Mario Purchaser, LLC	One stop	SF +	5.75%	(j)	9.58%				10/2029	28	28	—	23
Mario Purchaser, LLC(25)	One stop	SF +	6.00%	(j)	7.83%	cash/	2.00%	PIK	10/2029	400	397	—	372
NSG Buyer, Inc. ^	One stop	SF +	5.00%	(j)	8.73%				11/2029	16,229	16,021	1.3	16,108
NSG Buyer, Inc.	One stop	SF +	5.00%	(j)	8.73%				11/2028	146	139	—	141
NSG Buyer, Inc. (5)	One stop				N/A(6)				11/2029	—	(3)	—	(7)
Salisbury House, LLC(5)	One stop				N/A(6)				08/2032	—	(6)	—	(12)
Salisbury House, LLC	One stop	SF +	4.75%	(i)	8.39%				08/2032	493	484	—	475
Salisbury House, LLC*	One stop	SF +	4.75%	(i)	8.39%				08/2032	10,173	10,128	0.8	10,081
Severin Acquisition, LLC^(25)	One stop	SF +	5.00%	(i)	6.39%	cash/	2.25%	PIK	10/2031	9,302	9,234	0.7	9,023
Severin Acquisition, LLC	One stop	SF +	4.75%	(i)	8.39%				10/2031	573	564	0.1	539
Severin Acquisition, LLC(25)	One stop	SF +	5.00%	(i)	6.39%	cash/	2.25%	PIK	10/2031	493	486	—	436
SCP CDH Buyer, Inc.#	One stop	SF +	4.50%	(j)	8.23%				12/2032	3,560	3,543	0.3	3,543
SCP CDH Buyer, Inc.(5)	One stop				N/A(6)				12/2032	—	(2)	—	(2)
SCP CDH Buyer, Inc.	One stop	SF +	4.50%	(j)	8.14%				12/2032	712	707	0.1	707
Stellar Brands, LLC^	Senior secured	SF +	4.50%	(i)	8.14%				02/2031	2,053	2,041	0.2	2,053
Stellar Brands, LLC(5)	Senior secured				N/A(6)				02/2031	—	(1)	—	—
Virginia Green Acquisition, LLC(5)	One stop				N/A(6)				12/2030	—	(12)	—	(12)
Virginia Green Acquisition, LLC^	One stop	SF +	5.25%	(k)	9.08%				12/2030	27,473	27,295	2.2	27,353
Virginia Green Acquisition, LLC(5)	One stop				N/A(6)				12/2029	—	(19)	—	(12)
										172,962	171,233	13.8	169,273
Diversified Financial Services
Baker Tilly Advisory Group, LP(5)	One stop				N/A(6)				06/2030	—	(10)	—	(5)
Baker Tilly Advisory Group, LP^	One stop	SF +	4.75%	(i)	8.39%				06/2031	5,135	5,085	0.4	5,186
Baker Tilly Advisory Group, LP^	One stop	SF +	4.25%	(i)	7.89%				06/2031	2,212	2,202	0.2	2,203
Baker Tilly Advisory Group, LP	One stop	SF +	4.25%	(i)	7.90%				06/2031	387	385	—	386
Banker's Toolbox, Inc.#	One stop	SF +	4.50%	(k)	8.35%				07/2029	2,358	2,349	0.2	2,347
Banker's Toolbox, Inc.(5)	One stop				N/A(6)				07/2029	—	(2)	—	(4)
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)	One stop	E +	5.25%	(c)	7.54%				07/2031	2,766	2,803	0.2	2,724
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)(25)	Subordinated debt	E +	8.00%	(d)	10.15%	PIK			07/2032	920	871	0.1	883
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Ceres Groupe SAS & Ceres PikCo*(8)(9)(20)	One stop	E +	4.75%	(d)	6.90%				07/2031	$1,360	$1,279	0.1%	$1,340
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)	One stop	E +	4.75%	(d)	7.21%				07/2031	193	185	—	190
Ceres Groupe SAS & Ceres PikCo(5)(8)(9)(20)	One stop				N/A(6)				07/2031	—	—	—	(3)
Corsair Blade IV S.A R.L.(8)(13)(25)	One stop	SF +	5.75%	(j)	9.15%	cash/	0.25%	PIK	12/2030	256	256	—	251
Corsair Blade IV S.A R.L.(8)(9)(13)(25)	One stop	SN +	5.75%	(g)	9.23%	cash/	0.25%	PIK	12/2030	81	66	—	41
Deerfield Dakota Holding, LLC	One stop	SF +	5.25%	(i)	8.90%				09/2032	533	520	—	520
Deerfield Dakota Holding, LLC#(25)	One stop	SF +	5.75%	(j)	6.73%	cash/	2.75%	PIK	09/2032	15,763	15,627	1.3	15,587
Equity Methods, LLC^	One stop	SF +	4.50%	(j)	8.23%				04/2032	7,549	7,518	0.6	7,442
Higginbotham Insurance Agency, Inc.^	One stop	SF +	4.50%	(i)	8.14%				06/2031	6,657	6,608	0.5	6,626
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.50%	(i)	8.14%				06/2031	142	141	—	140
Higginbotham Insurance Agency, Inc.	Senior secured	SF +	4.50%	(i)	8.14%				06/2031	514	514	—	512
Equity Methods, LLC(5)	One stop				N/A(6)				04/2032	—	(6)	—	(19)
Equity Methods, LLC(5)	One stop				N/A(6)				04/2032	—	(7)	—	(24)
Medlar Bidco Limited#(8)(9)(21)	One stop	SN +	4.50%	(g)	8.23%				05/2032	9,282	9,251	0.8	9,223
Medlar Bidco Limited(5)(8)(9)(21)	One stop				N/A(6)				05/2032	—	(18)	—	(19)
Medlar Bidco Limited#(8)(9)(21)	One stop	E +	4.50%	(c)	6.75%				05/2032	11,397	11,218	0.9	11,326
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(j)	7.94%				10/2028	106	105	—	105
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(j)	7.94%				10/2028	699	686	0.1	696
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(j)	7.94%				10/2028	473	472	—	471
Wealth Enhancement Group, LLC(5)	One stop				N/A(6)				10/2028	—	(1)	—	(1)
Wealth Enhancement Group, LLC^	One stop	SF +	4.25%	(j)	7.94%				10/2028	730	729	0.1	727
Wealth Enhancement Group, LLC^	One stop	SF +	4.25%	(j)	7.94%				10/2028	1,012	1,011	0.1	1,008
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(j)	7.92%				10/2028	3,075	3,047	0.3	3,061
Wealth Enhancement Group, LLC(5)	One stop				N/A(6)				10/2028	—	(3)	—	(6)
										73,600	72,881	5.9	72,914
Electric Utilities
Smart Energy Systems, Inc.(25)	One stop	SF +	7.50%	(j)	7.43%	cash/	3.75%	PIK	01/2030	195	194	—	195
Smart Energy Systems, Inc.#(25)	One stop	SF +	7.50%	(j)	7.43%	cash/	3.75%	PIK	01/2030	1,772	1,745	0.2	1,772
										1,967	1,939	0.2	1,967
Electronic Equipment, Instruments & Components
CST Holding Company^	One stop	SF +	5.00%	(i)	8.74%				11/2028	5,304	5,182	0.4	5,235
CST Holding Company(5)	One stop				N/A(6)				11/2028	—	(1)	—	(1)
										5,304	5,181	0.4	5,234
Food & Staples Retailing
GMF Parent, Inc.	One stop	SF +	4.50%	(j)	8.17%				12/2032	28	26	—	24
GMF Parent, Inc.#	One stop	SF +	4.50%	(j)	8.18%				12/2032	1,948	1,939	0.2	1,928
GMF Parent, Inc.(5)	One stop				N/A(6)				12/2032	—	(3)	—	(6)
										1,976	1,962	0.2	1,946
Food Products
Blast Bidco, Inc.^	One stop	SF +	6.00%	(j)	9.73%				10/2030	16,727	16,571	1.4	16,727
Blast Bidco, Inc.(5)	One stop				N/A(6)				10/2029	—	(16)	—	—
Eagle Family Foods Group, LLC^	One stop	SF +	4.75%	(j)	8.43%				08/2030	3,064	3,041	0.3	3,064
Eagle Family Foods Group, LLC(5)	One stop				N/A(6)				08/2030	—	(3)	—	—
Sphynx UK Bidco, Ltd.#(8)(9)(10)	One stop	A +	4.25%	(e)	8.71%				09/2032	1,745	1,635	0.1	1,745
Sphynx UK Bidco, Ltd.#(8)(9)(10)	One stop	E +	4.25%	(c)	6.54%				09/2032	1,594	1,616	0.1	1,594
Sphynx UK Bidco, Ltd.#(8)(9)(10)	One stop	SN +	4.25%	(g)	7.98%				09/2032	7,469	7,503	0.6	7,469
Zullas, L.C.	One stop	P +	3.75%	(a)	10.50%				06/2031	106	104	—	106
Zullas, L.C.^	One stop	SF +	4.75%	(j)	8.42%				06/2031	1,437	1,432	0.1	1,437
Zullas, L.C.	One stop	SF +	4.75%	(j)	8.42%				06/2031	236	230	—	236
										32,378	32,113	2.6	32,378
Healthcare Equipment & Supplies
Bayou Intermediate II, LLC	One stop	SF +	4.75%	(j)	8.45%				09/2032	398	394	—	390
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Bayou Intermediate II, LLC#	One stop	SF +	4.75%	(j)	8.48%				09/2032	$5,607	$5,582	0.5%	$5,556
Bayou Intermediate II, LLC	One stop	SF +	4.75%	(j)	8.48%				09/2032	1,193	1,186	0.1	1,179
Belmont Instrument, LLC^	One stop	SF +	5.25%	(j)	8.98%				08/2028	4,049	3,993	0.3	4,032
Belmont Instrument, LLC(5)	One stop				N/A(6)				08/2028	—	(1)	—	—
Blades Buyer, Inc.(5)	Senior secured				N/A(6)				03/2028	—	(1)	—	(2)
Blades Buyer, Inc.	Senior secured	SF +	4.75%	(j)	8.44%				03/2028	1,766	1,758	0.1	1,746
CCSL Holdings, LLC	One stop	SF +	5.75%	(i)	9.39%				12/2028	534	532	—	534
Centegix Intermediate II, LLC#(25)	One stop	SF +	6.00%	(j)	6.39%	cash/	3.25%	PIK	08/2032	12,655	12,601	1.0	12,594
Centegix Intermediate II, LLC	One stop	SF +	5.50%	(j)	9.17%				08/2032	1,162	1,153	0.1	1,153
Centegix Intermediate II, LLC(25)	One stop	SF +	6.00%	(j)	6.39%	cash/	3.25%	PIK	08/2032	1,827	1,819	0.2	1,818
Centegix Intermediate II, LLC#(25)	One stop	SF +	6.00%	(j)	6.39%	cash/	3.25%	PIK	08/2032	579	576	—	576
Centegix Intermediate II, LLC(5)	One stop				N/A(6)				08/2032	—	(14)	—	(14)
CMI Parent Inc.(5)	One stop				N/A(6)				01/2033	—	(6)	—	(12)
CMI Parent Inc.#	One stop	SF +	4.50%	(j)	8.23%				01/2033	23,499	23,444	1.9	23,387
CMI Parent Inc.(5)	One stop				N/A(6)				01/2033	—	(18)	—	(36)
HuFriedy Group Acquisition, LLC*^	One stop	SF +	5.50%	(j)	9.17%				06/2031	10,714	10,638	0.9	10,666
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(j)	9.23%				05/2030	107	99	—	102
HuFriedy Group Acquisition, LLC*	One stop	SF +	5.50%	(j)	9.22%				06/2031	2,346	2,316	0.2	2,336
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(j)	9.16%				06/2031	898	892	0.1	891
Isto Group, Inc.	One stop				N/A(6)				09/2032	—	—	—	—
Isto Group, Inc.#	One stop	SF +	4.75%	(j)	8.48%				09/2032	2,126	2,116	0.2	2,116
Isto Group, Inc.(5)	One stop				N/A(6)				09/2032	—	(5)	—	(5)
RTI Surgical, Inc.(5)	One stop				N/A(6)				09/2032	—	(9)	—	(9)
RTI Surgical, Inc.#	One stop	SF +	4.75%	(j)	8.41%				09/2032	9,957	9,913	0.8	9,912
TIDI Legacy Products, Inc.^	One stop	SF +	4.50%	(i)	8.14%				12/2029	2,153	2,146	0.2	2,139
TIDI Legacy Products, Inc.(5)	One stop				N/A(6)				12/2029	—	—	—	(4)
TIDI Legacy Products, Inc.	One stop	SF +	4.50%	(i)	8.14%				12/2029	577	572	—	573
YI, LLC^	One stop	SF +	5.75%	(i)	9.39%				12/2029	8,386	8,279	0.7	8,276
YI, LLC(5)	One stop				N/A(6)				12/2029	—	(9)	—	(21)
ZimVie, Inc.	One stop	SF +	4.75%	(j)	8.48%				10/2032	1,129	1,113	0.1	1,113
ZimVie, Inc.#	One stop	SF +	4.75%	(j)	8.48%				10/2032	21,061	20,966	1.7	20,965
ZimVie, Inc.(5)	One stop				N/A(6)				10/2032	—	(16)	—	(16)
										112,723	112,009	9.1	111,935
Healthcare Providers & Services
Active Day, Inc.#	One stop	SF +	5.00%	(i)	8.64%				05/2027	1,813	1,808	0.2	1,810
Active Day, Inc.(5)	One stop				N/A(6)				05/2027	—	(3)	—	(2)
Active Day, Inc.	One stop	SF +	5.00%	(i)	8.64%				05/2027	620	618	0.1	619
Acuity Eyecare Holdings, LLC	One stop	SF +	5.75%	(a)(j)	9.59%				03/2027	3,398	3,364	0.3	3,381
AVG Intermediate Holdings, LLC#	One stop	SF +	6.00%	(j)	9.76%				05/2028	1,159	1,153	0.1	1,152
Bamboo US Bidco, LLC#(9)	One stop	E +	5.25%	(c)	7.40%				09/2030	3,479	3,173	0.3	3,447
Bamboo US Bidco, LLC	One stop	SF +	5.25%	(j)	8.91%				09/2030	349	348	—	345
Bamboo US Bidco, LLC	One stop	SF +	5.25%	(j)	8.91%				09/2030	351	351	—	347
Bamboo US Bidco, LLC^	One stop	SF +	5.25%	(j)	8.91%				09/2030	749	747	0.1	742
Bamboo US Bidco, LLC	One stop	SF +	5.25%	(i)	8.89%				10/2029	351	334	—	343
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Bamboo US Bidco, LLC^	One stop	SF +	5.25%	(j)	8.91%				09/2030	$4,896	$4,809	0.4%	$4,850
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	4.75%	(j)	8.42%				11/2030	1,315	1,310	0.1	1,309
Benefit Plan Administrators of Eau Claire, LLC(5)	One stop				N/A(6)				11/2030	—	(1)	—	(1)
Benefit Plan Administrators of Eau Claire, LLC	One stop	SF +	4.75%	(j)	8.41%				11/2030	314	310	—	310
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	4.75%	(j)	8.42%				11/2030	7,950	7,912	0.6	7,910
BHG Holdings, LLC^	One stop	SF +	5.50%	(j)	9.16%				04/2032	15,821	15,706	1.3	15,700
BHG Holdings, LLC(5)	One stop				N/A(6)				04/2032	—	(15)	—	(15)
BHG Holdings, LLC(5)	One stop				N/A(6)				04/2032	—	(33)	—	(35)
Community Care Partners, LLC	One stop	SF +	6.00%	(i)	9.76%				09/2026	341	341	—	341
Datix Bidco Limited and RL Datix Holdings, Inc.#(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%				04/2031	3,050	2,850	0.2	3,004
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(8)(10)	One stop				N/A(6)				04/2031	—	(8)	—	(17)
Datix Bidco Limited and RL Datix Holdings, Inc.#(8)(10)	One stop	SF +	5.00%	(k)	8.73%				04/2031	4,967	4,899	0.4	4,893
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(8)(10)	One stop				N/A(6)				10/2030	—	(12)	—	(15)
FYI Optical Acquisitions, Inc.#(8)(9)(12)	One stop	CA +	5.25%	(l)	7.55%				09/2029	1,847	1,862	0.2	1,847
FYI Optical Acquisitions, Inc.(8)(9)(12)	One stop	CA +	5.25%	(l)	7.55%				09/2029	1,361	1,391	0.1	1,361
HP TLE Buyer, Inc.#	One stop	SF +	4.75%	(j)	8.48%				07/2032	15,988	15,920	1.3	15,988
HP TLE Buyer, Inc.(5)	One stop				N/A(6)				07/2032	—	(15)	—	—
Krueger-Gilbert Health Physics, LLC#	One stop	SF +	5.00%	(j)	8.73%				11/2026	2,731	2,729	0.2	2,729
LOV Acquisition, LLC^	Senior secured	SF +	4.25%	(i)	7.89%				11/2031	5,993	5,967	0.5	5,993
LOV Acquisition, LLC(5)	Senior secured				N/A(6)				11/2031	—	(3)	—	—
PPV Intermediate Holdings, LLC(25)	One stop	N/A			14.75%	PIK			08/2030	10,411	10,289	0.8	10,228
PPV Intermediate Holdings, LLC^	One stop	SF +	5.75%	(j)	9.42%				08/2029	6,480	6,428	0.5	6,350
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK			08/2030	1,067	1,058	0.1	1,016
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK			08/2030	246	245	—	235
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK			08/2030	45	45	—	43
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK			08/2030	45	43	—	42
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(j)	9.40%				08/2029	136	132	—	128
PPV Intermediate Holdings, LLC	One stop	SF +	5.25%	(j)	8.92%				08/2029	857	847	0.1	829
Premise Health Holding Corp.#	One stop	SF +	4.75%	(j)	8.48%				11/2032	2,157	2,137	0.2	2,137
Premise Health Holding Corp.	One stop	SF +	4.75%	(j)	8.48%				11/2032	546	539	—	538
Premise Health Holding Corp.^	One stop	SF +	4.75%	(j)	8.48%				11/2032	18,663	18,430	1.5	18,492
Premise Health Holding Corp.(5)	One stop				N/A(6)				11/2031	—	(27)	—	(22)
Premise Health Holding Corp.#	One stop	SF +	4.75%	(j)	8.48%				11/2032	1,336	1,323	0.1	1,324
Signature MD, Inc.(5)	One stop				N/A(6)				02/2032	—	(1)	—	—
Signature MD, Inc.(5)	One stop				N/A(6)				02/2032	—	(5)	—	7
Signature MD, Inc.#	One stop	SF +	4.50%	(i)	8.14%				02/2032	2,051	2,041	0.2	2,064
										122,883	121,336	9.9	121,747
Healthcare Technology
Amberfield Acquisition Co.	One stop	SF +	5.00%	(j)	8.73%				05/2030	888	882	0.1	885
Amberfield Acquisition Co.	One stop	SF +	5.00%	(j)	8.73%				05/2030	278	275	—	276
Amberfield Acquisition Co.^	One stop	SF +	5.00%	(j)	8.73%				05/2030	8,227	8,174	0.7	8,201
Color Intermediate, LLC^	Senior secured	SF +	4.75%	(j)	8.58%				10/2029	2,312	2,290	0.2	2,289
Crow River Buyer, Inc.#	One stop	SF +	5.00%	(j)	8.66%				01/2029	996	987	0.1	976
Crow River Buyer, Inc.(5)	One stop				N/A(6)				01/2029	—	—	—	(1)
Crow River Buyer, Inc.#	One stop	SF +	5.00%	(i)	8.64%				01/2029	2,328	2,313	0.2	2,281
GHX Ultimate Parent Corporation^(25)	One stop	SF +	5.00%	(j)	6.23%	cash/	2.50%	PIK	02/2033	28,922	28,628	2.4	28,922
GHX Ultimate Parent Corporation(5)	One stop				N/A(6)				02/2033	—	(31)	—	—
GHX Ultimate Parent Corporation#(25)	One stop	SF +	5.00%	(j)	6.23%	cash/	2.50%	PIK	02/2033	3,616	3,607	0.3	3,616
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthmark Holdings, L.P.(5)	One stop				N/A(6)				07/2032	$—	$(2)	—%	$(7)
Healthmark Holdings, L.P.(5)	One stop				N/A(6)				07/2032	—	(3)	—	(9)
Healthmark Holdings, L.P.#	One stop	SF +	4.50%	(j)	8.17%				07/2032	4,667	4,647	0.4	4,609
Kona Buyer, LLC(5)	One stop				N/A(6)				07/2031	—	(4)	—	(19)
Kona Buyer, LLC	One stop	SF +	4.50%	(j)	8.16%				07/2031	1,238	1,232	0.1	1,226
Kona Buyer, LLC	One stop	SF +	4.50%	(j)	8.16%				07/2031	276	275	—	274
Kona Buyer, LLC	One stop	SF +	4.50%	(j)	8.16%				07/2031	36	34	—	33
Kona Buyer, LLC^	One stop	SF +	4.50%	(j)	8.17%				07/2031	1,270	1,261	0.1	1,258
Kona Buyer, LLC	One stop	SF +	4.50%	(j)	8.17%				07/2031	75	75	—	74
Kona Buyer, LLC	One stop	SF +	4.50%	(j)	8.17%				07/2031	21	21	—	21
Lacker Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(g)	8.98%				02/2031	198	202	—	132
Lacker Bidco Limited#(8)(9)(10)	One stop	SN +	6.00%	(g)	9.73%				02/2031	4,078	3,843	0.3	4,078
Lacker Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(9)	—	—
Lacker Bidco Limited(8)(9)(10)(25)	One stop	SN +	6.00%	(g)	7.23%	cash/	2.50%	PIK	02/2031	5,502	5,467	0.4	5,502
Modernizing Medicine, Inc.#(25)	One stop	SF +	4.75%	(j)	6.23%	cash/	2.25%	PIK	04/2032	23,525	23,334	1.9	23,525
Modernizing Medicine, Inc.(5)	One stop				N/A(6)				04/2032	—	(18)	—	—
Neptune Holdings, Inc.^	One stop	SF +	4.50%	(j)	8.23%				09/2030	6,175	6,097	0.5	6,114
Neptune Holdings, Inc.(5)	One stop				N/A(6)				08/2029	—	—	—	(1)
Netsmart Technologies, Inc.#(25)	One stop	SF +	5.20%	(i)	6.14%	cash/	2.70%	PIK	08/2031	7,723	7,706	0.6	7,530
Netsmart Technologies, Inc.*#^(25)	One stop	SF +	5.20%	(i)	6.14%	cash/	2.70%	PIK	08/2031	23,945	23,805	1.9	23,346
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(18)	—	(49)
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(9)	—	(76)
Plasma Buyer, LLC(25)	One stop	SF +	6.25%	(j)	9.48%	cash/	0.50%	PIK	03/2027	12	12	—	12
Plasma Buyer, LLC(7)(25)	One stop	SF +	5.75%	(j)	9.48%	PIK			05/2029	525	472	—	247
Plasma Buyer, LLC(7)(25)	One stop	SF +	5.75%	(j)	9.48%	PIK			05/2028	60	54	—	28
Plasma Buyer, LLC(7)(25)	One stop	SF +	5.75%	(j)	9.48%	PIK			05/2029	20	18	—	9
QF Holdings, Inc.	One stop	SF +	4.50%	(j)	8.24%				12/2032	124	120	—	98
QF Holdings, Inc.#	One stop	SF +	4.50%	(j)	8.23%				12/2032	13,273	13,242	1.1	13,074
QF Holdings, Inc.(5)	One stop				N/A(6)				12/2032	—	(7)	—	(43)
Signant Finance One Limited	One stop	SF +	5.00%	(j)	8.73%				10/2031	171	166	—	166
Signant Finance One Limited#(25)	One stop	SF +	5.00%	(j)	8.73%				10/2031	6,659	6,603	0.5	6,600
Signant Finance One Limited(5)	One stop				N/A(6)				10/2031	—	(3)	—	(7)
										147,140	145,738	11.8	145,190
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC^	One stop	SF +	6.00%	(j)	9.88%				08/2028	1,421	1,416	0.1	1,421
Barteca Restaurants, LLC#	One stop	SF +	6.00%	(j)	9.81%				08/2028	72	71	—	72
Barteca Restaurants, LLC	One stop	SF +	6.00%	(j)	9.85%				08/2028	100	100	—	100
Barteca Restaurants, LLC	One stop	SF +	6.00%	(j)	9.88%				08/2028	407	405	—	407
CB Sports Holdings Bidco, LLC(5)	One stop				N/A(6)				12/2032	—	(5)	—	(4)
CB Sports Holdings Bidco, LLC#	One stop	SF +	4.63%	(j)	8.36%				12/2032	1,255	1,251	0.1	1,249
CB Sports Holdings Bidco, LLC	One stop				N/A(6)				12/2032	—	—	—	—
CB Sports Holdings Bidco, LLC	One stop	SF +	4.63%	(j)	8.31%				12/2032	858	855	0.1	854
CB Sports Holdings Bidco, LLC	One stop	SF +	4.63%	(j)	8.31%				12/2032	386	385	—	384
CB Sports Holdings Bidco, LLC	One stop	SF +	4.63%	(j)	8.36%				12/2032	70	55	—	60
CB Sports Holdings Bidco, LLC	One stop	SF +	4.63%	(j)	8.28%				12/2032	579	577	0.1	576
CB Sports Holdings Bidco, LLC#	One stop	SF +	4.63%	(j)	8.27%				12/2032	762	756	0.1	758
CR Fitness Holdings, LLC	Senior secured	SF +	4.25%	(j)	7.98%				10/2031	281	275	—	281
CR Fitness Holdings, LLC#	Senior secured	SF +	4.25%	(j)	7.98%				10/2032	25,260	25,203	2.1	25,260
CR Fitness Holdings, LLC(5)	Senior secured				N/A(6)				10/2032	—	(13)	—	—
Crumbl Enterprises, LLC^	One stop	SF +	4.50%	(j)	8.24%				05/2032	17,698	17,624	1.4	17,698
Crumbl Enterprises, LLC(5)	One stop				N/A(6)				05/2032	—	(6)	—	—
ESN Venture Holdings, LLC(25)	One stop	SF +	6.25%	(j)	6.61%	cash/	3.38%	PIK	10/2029	850	847	0.1	850
ESN Venture Holdings, LLC#(25)	One stop	SF +	6.26%	(j)	6.61%	cash/	3.38%	PIK	10/2029	379	377	—	379
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
ESN Venture Holdings, LLC(25)	One stop	SF +	6.25%	(j)	6.60%	cash/	3.38%	PIK	10/2029	$338	$336	—%	$338
ESN Venture Holdings, LLC#(25)	One stop	SF +	6.26%	(j)	6.61%	cash/	3.38%	PIK	10/2029	322	319	—	322
ESN Venture Holdings, LLC^(25)	One stop	SF +	6.26%	(j)	6.61%	cash/	3.38%	PIK	10/2029	4,642	4,596	0.4	4,642
ESN Venture Holdings, LLC^(25)	One stop	SF +	6.26%	(j)	6.61%	cash/	3.38%	PIK	10/2029	701	695	0.1	701
ESN Venture Holdings, LLC(25)	One stop	SF +	6.26%	(j)	6.61%	cash/	3.38%	PIK	10/2029	157	156	—	157
ESN Venture Holdings, LLC(5)	One stop				N/A(6)				10/2029	—	(2)	—	—
ESN Venture Holdings, LLC(25)	One stop	SF +	6.25%	(j)	6.55%	cash/	3.38%	PIK	10/2029	136	133	—	136
ESN Venture Holdings, LLC^(25)	One stop	SF +	6.26%	(j)	6.61%	cash/	3.38%	PIK	10/2029	793	788	0.1	793
ESN Venture Holdings, LLC(25)	One stop	SF +	6.25%	(j)	6.57%	cash/	3.38%	PIK	10/2029	272	271	—	272
Excel Fitness Consolidator, LLC	Senior secured				N/A(6)				04/2030	—	—	—	—
Excel Fitness Consolidator, LLC	Senior secured	SF +	4.75%	(j)	8.48%				04/2030	468	466	—	468
Excel Fitness Consolidator, LLC#	Senior secured	SF +	4.75%	(j)	8.48%				04/2030	522	517	—	522
Olo Parent, Inc.(5)	One stop				N/A(6)				09/2032	—	(3)	—	(30)
Olo Parent, Inc.#	One stop	SF +	4.50%	(j)	8.17%				09/2032	16,095	16,059	1.3	15,773
Patriot Acquireco, LLC	One stop	SF +	4.50%	(j)	8.17%				09/2032	214	207	—	214
Patriot Acquireco, LLC*#	One stop	SF +	4.50%	(j)	8.17%				09/2032	14,868	14,803	1.2	14,868
PB Group Holdings, LLC^(25)	One stop	SF +	5.50%	(i)	6.39%	cash/	2.75%	PIK	08/2030	9,805	9,772	0.8	9,805
PB Group Holdings, LLC	One stop	SF +	5.00%	(i)	8.64%				08/2030	736	732	0.1	736
QSR Acquisition Co.*^	One stop	SF +	4.25%	(i)	7.89%				06/2032	27,857	27,767	2.2	27,160
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	(8)	—	(62)
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	(20)	—	(156)
Rooster BidCo Limited(8)(9)(10)	One stop	SN +	4.50%	(g)	8.23%				03/2032	68	68	—	68
Rooster BidCo Limited(5)(8)(9)(10)	One stop				N/A(6)				03/2032	—	(6)	—	—
Rooster BidCo Limited#(8)(9)(10)	One stop	SN +	4.50%	(g)	8.23%				03/2032	1,429	1,384	0.1	1,429
Saguaro Buyer, LLC^	One stop	SF +	4.50%	(j)	8.23%				07/2032	1,637	1,629	0.1	1,637
Saguaro Buyer, LLC(5)	One stop				N/A(6)				07/2032	—	(1)	—	—
Saguaro Buyer, LLC	One stop	SF +	4.50%	(j)	8.23%				07/2032	718	714	0.1	718
Saguaro Buyer, LLC	One stop	SF +	4.50%	(j)	8.23%				07/2032	252	249	—	252
SDC Holdco, LLC#	One stop	SF +	4.38%	(i)	8.02%				07/2032	1,341	1,335	0.1	1,335
SDC Holdco, LLC(5)	One stop				N/A(6)				07/2032	—	(5)	—	(6)
SDC Holdco, LLC*	One stop	SF +	4.38%	(i)	8.02%				07/2032	10,056	10,012	0.8	10,006
SSRG Holdings, LLC	One stop	SF +	4.75%	(j)	8.42%				11/2029	1,065	1,053	0.1	1,065
SSRG Holdings, LLC^	One stop	SF +	4.75%	(j)	8.48%				11/2029	2,219	2,210	0.2	2,219
YE Brands Holding, LLC	One stop	SF +	4.75%	(j)	8.48%				10/2027	992	988	0.1	992
YE Brands Holding, LLC^	One stop	SF +	4.75%	(j)	8.48%				10/2027	6,978	6,952	0.6	6,978
YE Brands Holding, LLC	One stop				N/A(6)				10/2027	—	—	—	—
										155,059	154,339	12.5	153,697
Household Durables
TLB Holdings I, LLC(5)	One stop				N/A(6)				10/2031	—	(2)	—	(3)
TLB Holdings I, LLC#	One stop	SF +	4.75%	(i)	8.39%				10/2031	2,025	2,016	0.2	2,015
TLB Holdings I, LLC(5)	One stop				N/A(6)				10/2031	—	(3)	—	(4)
										2,025	2,011	0.2	2,008
Household Products
WU Holdco, Inc.^	One stop	SF +	4.75%	(j)	8.48%				04/2032	2,723	2,712	0.2	2,696
WU Holdco, Inc.(5)	One stop				N/A(6)				04/2032	—	(1)	—	(2)
WU Holdco, Inc.(5)	One stop				N/A(6)				04/2032	—	(1)	—	(7)
										2,723	2,710	0.2	2,687
Industrial Conglomerates
Anova Buyer, Inc.#	One stop	SF +	4.75%	(k)	8.49%				01/2033	1,982	1,973	0.2	1,973
Anova Buyer, Inc.	One stop	SF +	4.75%	(j)	8.48%				01/2033	75	70	—	70
Anova Buyer, Inc.	One stop	SF +	4.75%	(j)	8.49%				01/2033	39	37	—	37
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(j)	8.48%				07/2029	569	565	0.1	565
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(j)	8.49%				07/2029	882	878	0.1	875
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Dwyer Instruments, Inc.#	One stop	SF +	4.75%	(j)	8.48%				07/2029	$144	$143	—%	$143
Dwyer Instruments, Inc.#	One stop	SF +	4.75%	(j)	8.48%				07/2029	73	72	—	72
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(j)	8.48%				07/2029	85	84	—	84
Dwyer Instruments, Inc.(5)(9)	One stop				N/A(6)				07/2029	—	(6)	—	—
Dwyer Instruments, Inc.#(9)	One stop	E +	5.00%	(c)	7.30%				07/2029	17,457	16,008	1.4	17,449
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(j)	8.48%				07/2029	2,178	2,161	0.2	2,162
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(j)	8.48%				07/2029	503	499	—	499
Essential Services Holdings Corporation*^(25)	One stop	SF +	5.76%	(j)	6.56%	cash/	2.88%	PIK	06/2031	10,242	10,170	0.8	9,959
Essential Services Holdings Corporation	One stop	SF +	5.25%	(j)	8.91%				06/2030	550	542	—	520
Excelitas Technologies Corp.^	One stop	SF +	5.25%	(i)	8.89%				08/2029	16,903	16,709	1.4	16,709
Excelitas Technologies Corp.#(9)	One stop	E +	5.25%	(b)	7.43%				08/2029	124	112	—	123
Excelitas Technologies Corp.(5)	One stop				N/A(6)				08/2028	—	—	—	(1)
										51,806	50,017	4.2	51,239
Insurance
Bellwether Buyer, LLC(5)	One stop				N/A(6)				04/2032	—	(1)	—	(1)
Bellwether Buyer, LLC#	One stop	SF +	4.50%	(i)	8.15%				04/2032	1,446	1,440	0.1	1,440
Bellwether Buyer, LLC	One stop	SF +	4.50%	(i)	8.15%				04/2032	105	104	—	102
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(j)	9.16%				03/2028	2,486	2,465	0.2	2,474
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(j)	9.17%				03/2028	1,672	1,672	0.1	1,664
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.50%	(j)	9.16%				03/2028	429	427	—	427
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(j)	9.16%				03/2028	2,058	2,037	0.2	2,048
Captive Resources Midco, LLC^	One stop	SF +	4.50%	(j)	8.23%				07/2029	9,104	9,046	0.7	9,104
Captive Resources Midco, LLC(5)	One stop				N/A(6)				07/2028	—	(1)	—	—
Doxa Insurance Holdings, LLC^	One stop	SF +	4.50%	(j)	8.23%				12/2030	13,976	13,853	1.1	13,620
Doxa Insurance Holdings, LLC	One stop	SF +	4.50%	(j)	8.23%				12/2029	869	851	0.1	804
Doxa Insurance Holdings, LLC*	One stop	SF +	4.50%	(j)	8.23%				12/2030	13,293	13,208	1.1	12,955
Doxa Insurance Holdings, LLC(5)	One stop	SF +	4.63%	(j)	8.34%				12/2030	31	(6)	—	30
Doxa Insurance Holdings, LLC	One stop				N/A(6)				12/2030	—	—	—	—
Doxa Insurance Holdings, LLC(5)	One stop				N/A(6)				12/2030	—	(23)	—	(24)
Galway Borrower LLC#	One stop	SF +	4.50%	(j)	8.23%				09/2028	2,610	2,599	0.2	2,587
Galway Borrower LLC	One stop	SF +	4.50%	(j)	8.24%				09/2028	84	83	—	79
Galway Borrower LLC	One stop	SF +	4.50%	(j)	8.23%				09/2028	95	95	—	94
Galway Borrower LLC(5)	One stop				N/A(6)				09/2028	—	(2)	—	(3)
Galway Borrower LLC#	One stop	SF +	4.50%	(j)	8.23%				09/2028	136	135	—	135
Gimlet Bidco GMBH#(8)(9)(19)	One stop	E +	5.00%	(c)	7.15%				04/2031	7,450	6,859	0.6	7,386
Gimlet Bidco GMBH(8)(9)(19)	One stop	E +	5.00%	(c)	7.15%				04/2031	3,035	2,927	0.3	3,009
Gimlet Bidco GMBH(8)(9)(19)	One stop	E +	5.00%	(c)	7.16%				04/2031	752	766	0.1	733
Huskies Parent, Inc.	One stop	SF +	6.00%	(i)	9.74%				11/2029	1,577	1,564	0.1	1,513
Integrity Marketing Acquisition, LLC^	One stop	SF +	5.00%	(j)	8.67%				08/2028	11,490	11,433	0.9	11,478
Integrity Marketing Acquisition, LLC(5)	One stop				N/A(6)				08/2028	—	(1)	—	—
Integrity Marketing Acquisition, LLC(5)	One stop				N/A(6)				08/2028	—	(1)	—	(2)
Koala Investment Holdings, Inc.#	One stop	SF +	4.25%	(j)	7.99%				08/2032	12,469	12,414	1.0	12,357
Koala Investment Holdings, Inc.	One stop	SF +	4.25%	(j)	7.96%				08/2032	566	562	0.1	557
Koala Investment Holdings, Inc.(5)	One stop				N/A(6)				08/2032	—	(11)	—	(22)
Majesco(5)	One stop				N/A(6)				01/2033	—	(2)	—	(15)
Majesco#	One stop	SF +	4.50%	(j)	8.23%				01/2033	11,718	11,691	0.9	11,543
MRH Trowe Germany GMBH(5)(8)(9)(19)	One stop				N/A(6)				11/2031	—	(1)	—	(2)
MRH Trowe Germany GMBH#(8)(9)(19)	One stop	E +	5.00%	(d)	7.16%				05/2032	2,304	2,248	0.2	2,276
MRH Trowe Germany GMBH(8)(9)(19)	One stop	E +	5.00%	(c)(d)	7.31%				05/2032	427	435	—	417
Oakbridge Insurance Agency, LLC(5)	One stop				N/A(6)				11/2029	—	(11)	—	(22)
Oakbridge Insurance Agency, LLC	One stop	SF +	5.00%	(i)	8.64%				11/2029	3,107	3,087	0.3	3,101
Oakbridge Insurance Agency, LLC^	One stop	SF +	4.75%	(i)	8.39%				11/2029	9,036	8,965	0.7	8,957
Oakbridge Insurance Agency, LLC	One stop	SF +	4.75%	(i)	8.39%				11/2029	113	101	—	100
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Oakbridge Insurance Agency, LLC*	One stop	SF +	4.75%	(i)	8.39%				11/2029	$4,363	$4,330	0.4%	$4,325
Pareto Health Intermediate Holdings, Inc.^	One stop	SF +	5.00%	(j)	8.73%				06/2030	22,897	22,697	1.9	22,681
Pareto Health Intermediate Holdings, Inc.(5)	One stop				N/A(6)				06/2029	—	(15)	—	(12)
Pareto Health Intermediate Holdings, Inc.#	One stop	SF +	5.00%	(j)	8.73%				06/2030	19,084	18,906	1.5	18,904
People Corporation(5)(8)(9)(12)	One stop				N/A(6)				02/2031	—	(12)	—	9
Wasabi Lower Holdco, LLC(5)	Senior secured				N/A(6)				06/2032	—	(3)	—	(6)
Wasabi Lower Holdco, LLC	Senior secured	SF +	4.50%	(j)	8.17%				06/2032	990	979	0.1	967
World Insurance Associates, LLC	One stop	SF +	5.00%	(i)(j)	8.72%				04/2030	1,600	1,595	0.1	1,590
World Insurance Associates, LLC(5)	One stop				N/A(6)				04/2030	—	(1)	—	(1)
										161,372	159,483	13.0	159,356
IT Services
CivicPlus, LLC(5)	One stop				N/A(6)				08/2030	—	(1)	—	(5)
CivicPlus, LLC(5)	One stop				N/A(6)				08/2030	—	(11)	—	(38)
ContractPod Technologies, Ltd.#(8)(10)(25)	One stop	SF +	6.50%	(k)	7.10%	cash/	3.25%	PIK	07/2030	1,243	1,239	0.1	1,219
ContractPod Technologies, Ltd.(8)(10)(25)	One stop	SF +	6.50%	(k)	7.10%	cash/	3.25%	PIK	07/2030	610	608	0.1	598
ContractPod Technologies, Ltd.(8)(10)(25)	One stop	SF +	6.50%	(k)	7.09%	cash/	3.25%	PIK	07/2030	90	88	—	78
Critical Start, Inc.#(25)	One stop	SF +	6.75%	(j)	6.16%	cash/	4.25%	PIK	05/2028	558	557	—	530
Critical Start, Inc.#(25)	One stop	SF +	6.75%	(j)	6.16%	cash/	4.25%	PIK	05/2028	283	281	—	269
Critical Start, Inc.	One stop	SF +	6.25%	(j)	9.91%				05/2028	27	26	—	23
Delinea Inc.#	One stop	SF +	4.25%	(j)	7.98%				03/2030	6,951	6,935	0.6	6,882
Delinea Inc.(5)	One stop				N/A(6)				03/2030	—	(3)	—	(13)
Goldcup 31018 AB#(8)(9)(15)(25)	One stop	E +	6.37%	(d)	8.50%	PIK			07/2029	923	825	0.1	887
Goldcup 31018 AB(8)(9)(15)(25)	One stop	E +	6.38%	(d)	8.51%	PIK			07/2029	86	80	—	83
Goldcup 31018 AB(5)(8)(9)(15)	One stop				N/A(6)				01/2029	—	(1)	—	(5)
Netwrix Corporation^	One stop	SF +	4.75%	(i)	8.39%				06/2029	1,415	1,408	0.1	1,386
Netwrix Corporation*^	One stop	SF +	4.75%	(i)	8.39%				06/2029	12,388	12,353	1.0	12,142
Netwrix Corporation(5)	One stop				N/A(6)				06/2029	—	(1)	—	(4)
Netwrix Corporation	One stop	SF +	4.75%	(i)	8.39%				06/2029	621	594	—	504
PDQ.com Corporation(5)	One stop				N/A(6)				10/2032	—	—	—	(8)
PDQ.com Corporation#	One stop	SF +	4.50%	(j)	8.23%				10/2032	2,087	2,083	0.2	2,004
PDQ.com Corporation	One stop	SF +	4.50%	(j)	8.23%				10/2032	112	109	—	71
ReliaQuest Holdings, LLC#(25)	One stop	SF +	5.76%	(j)	6.29%	cash/	3.13%	PIK	04/2031	52	52	—	51
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(11)	—	(10)
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(5)	—	(5)
ReliaQuest Holdings, LLC*(25)	One stop	SF +	5.76%	(j)	6.29%	cash/	3.13%	PIK	04/2031	25,149	25,020	2.0	25,023
WPEngine, Inc.#	One stop	SF +	5.75%	(j)	9.43%				08/2029	1,069	1,058	0.1	1,058
WPEngine, Inc.	One stop				N/A(6)				08/2029	—	—	—	—
Zarya Holdco, Inc.^	One stop	SF +	6.50%	(j)	10.17%				07/2027	362	360	—	360
Zarya Holdco, Inc.^	One stop	SF +	6.50%	(j)	10.17%				07/2027	954	954	0.1	949
Zarya Holdco, Inc.	One stop	SF +	6.50%	(j)	10.16%				07/2027	20	20	—	20
										55,000	54,617	4.4	54,049
Leisure Products
Atlas Bidco Pty Ltd#(8)(9)(11)	One stop	A +	5.00%	(e)	9.51%				06/2033	1,440	1,449	0.1	1,429
Atlas Bidco Pty Ltd(5)(8)(9)(11)	One stop				N/A(6)				06/2033	—	(3)	—	(3)
Atlas Bidco Pty Ltd(5)(8)(9)(11)	One stop				N/A(6)				06/2033	—	(10)	—	(10)
Crunch Holdings, LLC*^	One stop	SF +	4.50%	(i)	8.14%				09/2031	29,075	29,013	2.4	29,075
Crunch Holdings, LLC(5)	One stop				N/A(6)				09/2031	—	(8)	—	—
Movement Holdings, LLC^(8)(10)	One stop	SF +	5.50%	(k)	9.24%				03/2030	6,944	6,900	0.6	6,944
Movement Holdings, LLC(5)(8)(10)	One stop				N/A(6)				03/2030	—	(7)	—	—
										37,459	37,334	3.1	37,435
Life Sciences Tools & Services
Cascade Acquiror, Inc.(5)	One stop				N/A(6)				05/2033	—	(18)	—	(36)
Cascade Acquiror, Inc.*#	One stop	SF +	5.00%	(j)	8.65%				05/2033	34,254	34,086	2.8	33,915
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diamondback Acquisition, Inc.#	One stop	SF +	4.50%	(i)	8.14%	09/2032	$5,967	$5,954	0.5%	$5,758
Diamondback Acquisition, Inc.(5)	One stop				N/A(6)	09/2032	—	(3)	—	(43)
Diamondback Acquisition, Inc.	One stop	SF +	4.50%	(a)(i)	9.04%	09/2032	269	268	—	241
PAS Parent Inc.(5)	One stop				N/A(6)	08/2031	—	(5)	—	—
PAS Parent Inc.#	One stop	SF +	4.50%	(i)	8.14%	08/2032	1,018	1,011	0.1	1,021
PAS Parent Inc.(5)	One stop				N/A(6)	08/2032	—	(7)	—	4
							41,508	41,286	3.4	40,860
Machinery
AI Titan Parent, Inc.^	One stop	SF +	4.50%	(i)	8.14%	08/2031	2,705	2,685	0.2	2,624
AI Titan Parent, Inc.	One stop	SF +	4.50%	(i)	8.11%	08/2031	122	120	—	105
AI Titan Parent, Inc.(5)	One stop				N/A(6)	08/2031	—	(2)	—	(10)
Blackbird Purchaser, Inc.*^	One stop	SF +	5.75%	(j)	9.48%	12/2030	25,845	25,696	2.1	25,660
Blackbird Purchaser, Inc.(5)	One stop				N/A(6)	12/2030	—	(10)	—	(12)
Blackbird Purchaser, Inc.	One stop	SF +	5.75%	(i)(j)	9.47%	12/2029	1,856	1,837	0.2	1,836
East Range Partners Intermediate 2, LLC	One stop	SF +	5.00%	(k)	8.64%	05/2032	1,331	1,322	0.1	1,322
East Range Partners Intermediate 2, LLC	One stop	SF +	5.00%	(k)	8.73%	05/2032	122	121	—	121
East Range Partners Intermediate 2, LLC	One stop	P +	4.00%	(a)	10.75%	05/2032	53	51	—	51
East Range Partners Intermediate 2, LLC(5)	One stop				N/A(6)	05/2032	—	(8)	—	(8)
Thermogenics, Inc.(8)(9)(12)	One stop	CA +	4.25%	(m)	6.54%	06/2032	235	242	—	234
Thermogenics, Inc.(8)(12)	One stop	SF +	4.25%	(j)	7.98%	06/2032	347	345	—	345
Thermogenics, Inc.#(8)(9)(12)	One stop	CA +	4.25%	(m)	6.54%	06/2032	446	461	—	444
Thermogenics, Inc.(5)(8)(12)	One stop				N/A(6)	06/2032	—	(2)	—	(2)
Thermogenics, Inc.#(8)(12)	One stop	SF +	4.25%	(j)	7.98%	06/2032	591	588	0.1	588
Thermogenics, Inc.(5)(8)(12)	One stop				N/A(6)	06/2032	—	(4)	—	(5)
Thermogenics, Inc.(8)(9)(12)	One stop	CA +	4.25%	(m)	6.54%	06/2032	46	47	—	45
Thermogenics, Inc.(8)(12)	One stop	SF +	4.25%	(j)	7.91%	06/2032	186	185	—	185
							33,885	33,674	2.7	33,523
Media
Lotus Topco, Inc.(5)	One stop				N/A(6)	06/2030	—	(7)	—	—
Lotus Topco, Inc.^	One stop	SF +	4.75%	(j)	8.48%	06/2030	9,693	9,640	0.8	9,693
Lotus Topco, Inc.(5)	One stop				N/A(6)	06/2030	—	(4)	—	—
Lotus Topco, Inc.#	One stop	SF +	4.75%	(j)	8.48%	06/2030	2,101	2,088	0.2	2,101
Shout! Factory, LLC*	One stop	SF +	5.25%	(j)	8.98%	06/2031	4,707	4,678	0.4	4,647
Shout! Factory, LLC	One stop	SF +	5.25%	(j)	8.90%	06/2031	156	153	—	149
							16,657	16,548	1.4	16,590
Oil, Gas & Consumable Fuels
Edition Holdings, Inc.#	One stop	SF +	4.50%	(i)	8.14%	12/2032	32,973	32,670	2.7	32,808
Edition Holdings, Inc.	One stop	SF +	4.50%	(i)	8.15%	12/2032	8	7	—	7
Edition Holdings, Inc.(5)	One stop				N/A(6)	12/2032	—	(1)	—	(3)
							32,981	32,676	2.7	32,812
Pharmaceuticals
ACP Ulysses Buyer, Inc.#	One stop	SF +	5.00%	(j)	8.73%	02/2030	927	894	0.1	919
ACP Ulysses Buyer, Inc.#	One stop	SF +	5.00%	(j)	8.73%	02/2030	6,706	6,649	0.5	6,649
Caerus Midco 3 S.A.R.L.^	One stop	SF +	5.00%	(j)	8.73%	05/2029	767	760	0.1	751
Caerus Midco 3 S.A.R.L.#	One stop	SF +	5.00%	(j)	8.73%	05/2029	137	136	—	134
Caerus Midco 3 S.A.R.L.	One stop	SF +	5.00%	(j)	8.73%	05/2029	117	116	—	115
Caerus Midco 3 S.A.R.L.	One stop	SF +	5.00%	(i)	8.65%	05/2029	71	70	—	69
Caerus Midco 3 S.A.R.L.	One stop	SF +	5.00%	(j)	8.73%	05/2029	20	20	—	20
Creek Parent, Inc.^	One stop	SF +	5.00%	(i)	8.64%	12/2031	20,030	19,753	1.6	19,733
Creek Parent, Inc.(5)	One stop				N/A(6)	12/2031	—	(35)	—	(43)
							28,775	28,363	2.3	28,347
Professional Services
ALKU Intermediate Holdings, LLC^	One stop	SF +	6.25%	(j)	9.98%	05/2029	1,243	1,234	0.1	1,227
ALKU Intermediate Holdings, LLC#	One stop	SF +	5.50%	(j)	9.23%	05/2029	137	136	—	133
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
bswift, LLC^	One stop	SF +	4.75%	(j)	8.42%				11/2028	$1,103	$1,089	0.1%	$1,086
bswift, LLC^	One stop	SF +	4.75%	(j)	8.42%				11/2028	7,928	7,901	0.6	7,809
bswift, LLC#	One stop	SF +	4.75%	(j)	8.42%				11/2028	1,513	1,506	0.1	1,490
Denali Intermediate Holdings, Inc.	One stop	SF +	5.50%	(i)	9.12%				08/2032	818	778	0.1	777
Denali Intermediate Holdings, Inc.*#	One stop	SF +	5.50%	(i)	9.15%				08/2032	45,227	44,830	3.6	44,821
DISA Holdings Corp.^	Senior secured	SF +	5.00%	(j)	8.69%				09/2028	1,417	1,407	0.1	1,405
DISA Holdings Corp.^	Senior secured	SF +	5.00%	(j)	8.69%				09/2028	1,040	1,032	0.1	1,032
DISA Holdings Corp.^	Senior secured	SF +	5.00%	(j)	8.69%				09/2028	700	695	0.1	694
DISA Holdings Corp.(25)	Subordinated debt	SF +	8.50%	(j)	10.18%	cash/	2.00%	PIK	03/2029	53	53	—	53
DISA Holdings Corp.#	Senior secured	SF +	5.00%	(j)	8.69%				09/2028	80	80	—	80
DISA Holdings Corp.#	One stop	SF +	5.00%	(j)	8.69%				09/2028	95	94	—	94
DISA Holdings Corp.(5)	Senior secured				N/A(6)				09/2028	—	(3)	—	(3)
DISA Holdings Corp.	Senior secured	SF +	5.00%	(j)	8.67%				09/2028	181	180	—	178
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(13)	—	(9)
Eclipse Buyer, Inc.^	One stop	SF +	4.50%	(j)	8.15%				09/2031	3,676	3,649	0.3	3,602
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(2)	—	(12)
Teaching Company, The^	Senior secured	SF +	5.50%	(j)	9.17%				02/2031	1,052	1,037	0.1	1,037
Teaching Company, The(5)	Senior secured				N/A(6)				02/2031	—	(2)	—	(2)
Varicent Intermediate Holdings Corporation#(8)(12)(25)	One stop	SF +	6.00%	(j)	6.48%	cash/	3.25%	PIK	08/2031	5,464	5,440	0.4	5,218
Varicent Intermediate Holdings Corporation(5)(8)(12)	One stop				N/A(6)				08/2031	—	(5)	—	(47)
Varicent Intermediate Holdings Corporation#(8)(12)(25)	One stop	SF +	6.00%	(j)	6.48%	cash/	3.25%	PIK	08/2031	16,457	16,292	1.3	15,716
Varicent Intermediate Holdings Corporation(5)(8)(12)	One stop				N/A(6)				08/2031	—	(23)	—	(108)
Varicent Intermediate Holdings Corporation(5)(8)(12)	One stop				N/A(6)				08/2031	—	(8)	—	(69)
										88,184	87,377	7.0	86,202
Software
Anaplan, Inc.*^	One stop	SF +	4.50%	(j)	8.17%				06/2029	32,572	32,457	2.6	31,758
Anaplan, Inc.(5)	One stop				N/A(6)				06/2028	—	—	—	(7)
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(g)	8.98%				06/2029	678	617	0.1	668
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(g)	8.98%				06/2029	354	313	—	349
Arrow Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.73%				07/2030	4,599	4,531	0.4	4,576
Arrow Buyer, Inc.	One stop	SF +	5.00%	(j)	8.73%				07/2030	292	291	—	290
Arrow Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.73%				07/2030	301	300	—	300
Artifact Bidco, Inc.(5)	One stop				N/A(6)				05/2031	—	(1)	—	—
Artifact Bidco, Inc.(5)	One stop				N/A(6)				05/2030	—	(1)	—	—
Artifact Bidco, Inc.(5)	One stop				N/A(6)				05/2030	—	(1)	—	—
Artifact Bidco, Inc.^	One stop	SF +	4.15%	(j)	7.88%				07/2031	1,341	1,331	0.1	1,341
Azurite Intermediate Holdings, Inc.^	One stop	SF +	6.00%	(i)	9.64%				03/2031	2,446	2,421	0.2	2,409
Azurite Intermediate Holdings, Inc.^	One stop	SF +	6.00%	(i)	9.64%				03/2031	5,559	5,501	0.4	5,476
Azurite Intermediate Holdings, Inc.(5)	One stop				N/A(6)				03/2031	—	(9)	—	(13)
Baxter Planning Systems, LLC(5)	One stop				N/A(6)				05/2031	—	(4)	—	(34)
Baxter Planning Systems, LLC*(25)	One stop	SF +	6.25%	(j)	6.53%	cash/	3.38%	PIK	05/2031	3,880	3,861	0.3	3,705
BestPass, Inc.*^	One stop	SF +	4.75%	(i)	8.39%				08/2031	17,900	17,835	1.4	17,542
BestPass, Inc.(5)	One stop				N/A(6)				08/2031	—	(7)	—	(36)
BestPass, Inc.*	One stop	SF +	4.75%	(i)	8.39%				08/2031	2,377	2,369	0.2	2,330
Blinqx B.V.(8)(9)(18)	One stop	E +	5.00%	(c)	7.29%				11/2029	1,470	1,504	0.1	1,453
Blinqx B.V.(8)(9)(18)	One stop	E +	5.00%	(c)	7.29%				11/2029	3,099	2,879	0.3	3,068
Blinqx B.V.(5)(8)(9)(18)	One stop				N/A(6)				11/2029	—	(14)	—	(19)
Bloomerang, LLC#(25)	One stop	SF +	5.50%	(j)	6.23%	cash/	3.00%	PIK	12/2029	1,053	1,048	0.1	1,042
Bloomerang, LLC*#(25)	One stop	SF +	5.50%	(j)	6.23%	cash/	3.00%	PIK	12/2029	15,248	15,162	1.2	15,096
Bloomerang, LLC(5)	One stop				N/A(6)				12/2029	—	(18)	—	(30)
Bloomerang, LLC(5)(25)	One stop				N/A(6)				12/2029	—	(16)	—	(27)
Blue Bidco Limited#(8)(9)(10)	One stop	E +	5.00%	(c)	7.40%				06/2032	1,979	1,954	0.2	1,949
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Blue Bidco Limited#(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%				06/2032	$3,480	$3,506	0.3%	$3,445
Blue Bidco Limited(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%				06/2032	149	153	—	145
Blue Bidco Limited#(8)(10)	One stop	SF +	5.00%	(j)	8.66%				06/2032	510	507	—	502
Blue Bidco Limited(8)(10)	One stop	SF +	5.00%	(j)	8.66%				06/2032	1,282	1,282	0.1	1,263
Bynder BidCo, Inc.*(8)(18)	One stop	SF +	5.50%	(j)	9.17%				01/2029	954	941	0.1	930
Bynder BidCo, Inc.*(8)(18)	One stop	SF +	5.50%	(j)	9.17%				01/2029	364	359	—	355
Bynder BidCo, Inc.(8)(18)	One stop				N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.(5)(8)(18)	One stop				N/A(6)				01/2029	—	(1)	—	(1)
Camelia Bidco Limited#(8)(9)(10)	One stop	SN +	5.50%	(g)	9.23%				08/2030	679	644	0.1	669
Camelia Bidco Limited#(8)(9)(10)	One stop	A +	5.50%	(f)	10.28%				08/2030	44	41	—	43
Camelia Bidco Limited(8)(9)(10)	One stop	SN +	5.50%	(g)	9.23%				08/2030	133	126	—	129
Camelia Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(19)	—	(55)
Clearwater Analytics Holdings, Inc.#	One stop	SF +	4.50%	(j)	8.23%				06/2033	13,196	13,130	1.1	13,130
Clearwater Analytics Holdings, Inc.(5)	One stop				N/A(6)				06/2033	—	(8)	—	(8)
Clearwater Analytics Holdings, Inc.(5)	One stop				N/A(6)				06/2033	—	(6)	—	(12)
Coupa Holdings, LLC^	One stop	SF +	5.25%	(j)	8.91%				02/2030	9,788	9,658	0.8	9,739
Coupa Holdings, LLC	One stop	SF +	5.25%	(j)	8.90%				02/2029	125	124	—	125
Coupa Holdings, LLC	One stop	SF +	5.25%	(j)	8.90%				02/2030	930	916	0.1	925
Crewline Buyer, Inc.*#	One stop	SF +	6.75%	(j)	10.41%				11/2030	28,293	28,030	2.3	27,727
Crewline Buyer, Inc.(5)	One stop				N/A(6)				11/2030	—	(28)	—	(59)
Denali Bidco Limited#(8)(9)(10)	One stop	SN +	4.75%	(g)	8.48%				09/2031	7,234	7,140	0.6	7,162
Denali Bidco Limited#(8)(9)(10)	One stop	E +	4.75%	(c)	7.04%				09/2031	14,770	14,471	1.2	14,623
Denali Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				09/2031	—	(34)	—	(47)
Denali Bidco Limited(8)(9)(10)(25)	Subordinated debt	N/A			11.20%	PIK			09/2032	7,217	7,284	0.6	7,145
Denali Bidco Limited(8)(9)(10)(25)	Subordinated debt	N/A			9.80%	PIK			09/2032	10,677	10,855	0.9	10,517
Einstein Parent, Inc.#	One stop	SF +	5.25%	(j)	8.91%				01/2031	12,284	12,098	1.0	12,100
Einstein Parent, Inc.(5)	One stop				N/A(6)				01/2031	—	(19)	—	(19)
Espresso Bidco, Inc.(25)	One stop	SF +	5.75%	(j)	6.35%	cash/	3.13%	PIK	03/2032	1,337	1,321	0.1	1,308
Espresso Bidco, Inc.(5)	One stop				N/A(6)				03/2032	—	(8)	—	(13)
Espresso Bidco, Inc.#(25)	One stop	SF +	5.75%	(j)	6.35%	cash/	3.13%	PIK	03/2032	5,404	5,340	0.4	5,296
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(j)	8.48%				09/2030	12,973	12,727	1.0	12,779
Evergreen IX Borrower 2023, LLC(5)	One stop				N/A(6)				10/2029	—	(25)	—	(15)
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(j)	8.48%				09/2030	1,134	1,126	0.1	1,117
Flexera Software, LLC#	One stop	SF +	4.50%	(j)	8.15%				08/2032	6,097	6,090	0.5	5,944
Flexera Software, LLC(5)	One stop				N/A(6)				08/2032	—	(1)	—	(12)
Flexera Software, LLC#(9)	One stop	E +	4.50%	(b)	6.71%				08/2032	2,102	2,151	0.2	2,049
Flexera Software, LLC#	One stop	SF +	4.50%	(j)	8.15%				08/2032	1,566	1,561	0.1	1,527
GTIV, LLC#	One stop	SF +	4.50%	(j)	8.16%				02/2031	7,245	7,230	0.6	7,136
GTY Technology Holdings, Inc.#(25)	One stop	SF +	6.63%	(j)	6.16%	cash/	4.13%	PIK	07/2029	8,898	8,810	0.7	8,632
GTY Technology Holdings, Inc.*(25)	One stop	SF +	6.63%	(j)	6.23%	cash/	4.13%	PIK	07/2029	4,568	4,534	0.4	4,431
GTY Technology Holdings, Inc.*(25)	One stop	SF +	6.63%	(j)	6.23%	cash/	4.13%	PIK	07/2029	2,986	2,961	0.2	2,897
GTY Technology Holdings, Inc.*(25)	One stop	SF +	6.63%	(j)	6.23%	cash/	4.13%	PIK	07/2029	547	545	—	530
GTY Technology Holdings, Inc.	One stop	SF +	6.00%	(j)	9.73%				07/2029	425	413	—	390
GTY Technology Holdings, Inc.(25)	One stop	SF +	6.63%	(j)	6.16%	cash/	4.13%	PIK	07/2029	1,681	1,658	0.1	1,631
GTY Technology Holdings, Inc.*(25)	One stop	SF +	6.63%	(j)	6.16%	cash/	4.13%	PIK	07/2029	718	715	0.1	697
Gurobi Optimization, LLC(5)	One stop				N/A(6)				09/2031	—	(8)	—	—
Gurobi Optimization, LLC^	One stop	SF +	4.50%	(j)	8.23%				09/2031	11,883	11,786	1.0	11,883
Hyland Software, Inc.*^	One stop	SF +	4.75%	(i)	8.39%				09/2030	24,278	24,056	1.9	23,670
Hyland Software, Inc.(5)	One stop				N/A(6)				09/2029	—	(1)	—	(3)
Icefall Parent, Inc.#	One stop	SF +	4.50%	(j)	8.23%				01/2030	24,603	24,309	1.9	23,866
Icefall Parent, Inc.(5)	One stop				N/A(6)				01/2030	—	(28)	—	(72)
ICIMS, Inc.^	One stop	SF +	5.75%	(j)	9.42%				08/2028	5,814	5,781	0.4	5,437
ICIMS, Inc.	One stop	SF +	5.75%	(j)	9.41%				08/2028	46	46	—	36
IQN Holding Corp. ^(25)	One stop	SF +	5.25%	(j)	8.98%				05/2029	1,594	1,582	0.1	1,562
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IQN Holding Corp. ^(25)	One stop	SF +	5.25%	(j)	8.98%	PIK			05/2029	$1,498	$1,492	0.1%	$1,468
IQN Holding Corp.	One stop	SF +	5.25%	(j)	8.99%				05/2028	66	66	—	65
Island Bidco AB#(8)(9)(15)(25)	One stop	E +	7.25%	(d)	2.60%	cash/	7.25%	PIK	07/2028	813	749	0.1	797
Island Bidco AB#(8)(15)(25)	One stop	SF +	7.00%	(k)	7.35%	cash/	3.50%	PIK	07/2028	332	331	—	324
Island Bidco AB(8)(15)	One stop	SF +	6.50%	(k)	10.19%				07/2028	44	43	—	43
Island Bidco AB(8)(9)(15)	One stop	E +	6.50%	(d)	8.83%				07/2028	23	23	—	21
Island Bidco AB*(8)(15)(25)	One stop	SF +	7.00%	(k)	7.35%	cash/	3.50%	PIK	07/2028	3,328	3,314	0.3	3,244
Jawbreaker Parent, Inc.#	One stop	SF +	4.75%	(j)	8.48%				01/2033	2,696	2,684	0.2	2,670
Jawbreaker Parent, Inc.(5)	One stop				N/A(6)				01/2033	—	(2)	—	(4)
Jawbreaker Parent, Inc.(5)	One stop				N/A(6)				01/2033	—	(2)	—	(4)
Kairos Bidco Limited	One stop	SF +	4.75%	(j)	8.48%				07/2032	34	33	—	29
Kairos Bidco Limited#	One stop	SF +	4.75%	(j)	8.48%				07/2032	1,992	1,983	0.2	1,962
Kairos Bidco Limited(5)	One stop				N/A(6)				07/2032	—	(3)	—	(10)
Kairos Bidco Limited	One stop	SF +	4.75%	(j)	8.48%				07/2032	300	298	—	295
Lightcast Global, Inc.	One stop				N/A(6)				06/2028	—	—	—	—
Lightcast Global, Inc.#	One stop	SF +	4.50%	(j)	8.38%				06/2028	2,022	2,018	0.2	2,022
LogicMonitor, Inc.(5)	One stop				N/A(6)				11/2031	—	(6)	—	(16)
LogicMonitor, Inc.(5)	One stop				N/A(6)				11/2031	—	(9)	—	(27)
LogicMonitor, Inc.#	One stop	SF +	5.50%	(j)	9.16%				11/2031	16,498	16,417	1.3	16,251
Lumen Bidco 1 Limited#(8)(9)(10)	One stop	E +	4.50%	(c)	6.81%				06/2033	29,666	29,406	2.4	29,370
Lumen Bidco 1 Limited(5)(8)(9)(10)	One stop				N/A(6)				06/2033	—	—	—	(28)
Lumen Bidco 1 Limited(5)(8)(9)(10)	One stop				N/A(6)				06/2033	—	—	—	(28)
Matrix42 Holding GMBH(8)(9)(19)	One stop	E +	6.25%	(c)	8.45%				12/2029	5,819	5,882	0.5	5,673
Metatiedot Bidco Oy & Metatiedot US, LLC#(8)(14)	One stop	SF +	5.00%	(j)	8.67%				11/2031	2,931	2,897	0.2	2,813
Metatiedot Bidco Oy & Metatiedot US, LLC(8)(9)(14)	One stop	E +	5.00%	(b)	7.41%				11/2030	90	82	—	54
Metatiedot Bidco Oy & Metatiedot US, LLC#(8)(9)(14)	One stop	E +	5.00%	(c)	7.23%				11/2031	4,470	4,087	0.3	4,291
Metatiedot Bidco Oy & Metatiedot US, LLC(8)(9)(14)	One stop	E +	5.00%	(b)	7.39%				11/2031	399	403	—	383
MS Buyer, Inc.	One stop	SF +	5.25%	(j)	8.99%				07/2031	167	154	—	140
MS Buyer, Inc.*#^	One stop	SF +	5.25%	(j)	8.98%				07/2031	18,335	18,209	1.5	18,060
MS Buyer, Inc.*	One stop	SF +	5.25%	(j)	8.98%				07/2031	3,044	3,013	0.2	2,998
MYOB Invest Co Pty Ltd#(8)(9)(11)(25)	One stop	A +	5.25%	(e)	6.98%	cash/	2.75%	PIK	06/2030	27,635	25,775	2.2	26,944
Navex Global Holdings Corporation(5)	One stop				N/A(6)				10/2031	—	(6)	—	(51)
Navex Global Holdings Corporation(5)	One stop				N/A(6)				10/2032	—	(2)	—	(16)
Navex Global Holdings Corporation#^	One stop	SF +	5.00%	(i)	8.64%				10/2032	29,690	29,249	2.4	29,096
Obelix Parent, Inc.#	One stop	SF +	5.00%	(j)	8.73%				02/2033	10,090	10,042	0.8	10,090
Obelix Parent, Inc.(5)	One stop				N/A(6)				02/2033	—	(8)	—	—
Onit, Inc.^	One stop	SF +	4.75%	(j)	8.41%				01/2032	1,445	1,433	0.1	1,408
Onit, Inc.(5)	One stop				N/A(6)				01/2032	—	(2)	—	(5)
Onit, Inc.(5)	One stop				N/A(6)				01/2032	—	(2)	—	(16)
Onit, Inc.#	One stop	SF +	4.50%	(j)	8.16%				01/2032	560	559	—	540
Onward Acquireco, Inc.#(25)	One stop	SF +	5.05%	(i)	6.01%	cash/	2.68%	PIK	04/2033	2,130	2,114	0.2	2,119
Onward Acquireco, Inc.(5)	One stop				N/A(6)				04/2033	—	(3)	—	(2)
Onward Acquireco, Inc.(5)	One stop				N/A(6)				04/2033	—	(3)	—	(5)
Panzura, LLC(7)(25)	One stop	N/A			9.00%	cash/	8.00%	PIK	08/2027	75	64	—	63
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.38%				01/2031	7,141	6,705	0.6	6,927
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.37%				01/2031	490	457	—	475
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.37%				01/2031	2,213	2,059	0.2	2,147
Pineapple German Bidco GMBH(5)(8)(9)(19)	One stop				N/A(6)				01/2031	—	(18)	—	(110)
Pineapple German Bidco GMBH(8)(19)(25)	One stop	SF +	5.25%	(j)	8.91%				01/2031	1,073	1,065	0.1	1,041
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pineapple German Bidco GMBH(8)(19)(25)	One stop	SF +	5.25%	(j)	8.94%				01/2031	$495	$487	—%	$480
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.37%				01/2031	368	327	—	330
Quant Buyer, Inc.^	One stop	SF +	5.25%	(j)	8.92%				06/2029	4,324	4,263	0.3	4,194
Quant Buyer, Inc.^	One stop	SF +	5.25%	(j)	8.92%				06/2029	6,346	6,319	0.5	6,155
Quant Buyer, Inc.^	One stop	SF +	5.25%	(j)	8.91%				06/2029	8,853	8,805	0.7	8,587
Quant Buyer, Inc.	One stop	SF +	5.25%	(j)	8.92%				06/2029	115	114	—	111
Rainforest Bidco Limited#(8)(9)(10)(25)	One stop	SN +	5.43%	(g)	7.23%	cash/	1.93%	PIK	07/2029	796	709	0.1	780
Rainforest Bidco Limited#(8)(10)(25)	One stop	SF +	5.43%	(h)	7.13%	cash/	1.93%	PIK	07/2029	142	141	—	139
Rainforest Bidco Limited#(8)(9)(10)(25)	One stop	SN +	5.43%	(g)	7.23%	cash/	1.93%	PIK	07/2029	59	52	—	57
Rainforest Bidco Limited(8)(9)(10)(25)	One stop	SN +	5.43%	(g)	7.23%	cash/	1.93%	PIK	07/2029	7,315	7,074	0.6	7,169
Rainforest Bidco Limited(8)(10)(25)	One stop	SF +	5.43%	(h)	7.13%	cash/	1.93%	PIK	07/2029	1,846	1,846	0.1	1,810
Rainforest Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				07/2029	—	(19)	—	(65)
Rainforest Bidco Limited(8)(10)(25)	One stop	SF +	5.43%	(h)	7.13%	cash/	1.93%	PIK	07/2029	1,286	1,286	0.1	1,261
Sapphire Bidco Oy(8)(9)(14)	One stop	E +	4.75%	(c)	7.06%				07/2029	638	649	0.1	625
Spark Bidco Limited#(8)(10)	One stop	SF +	4.75%	(j)	8.43%				10/2032	16,238	16,139	1.3	15,670
Spark Bidco Limited(5)(8)(10)	One stop				N/A(6)				10/2032	—	(15)	—	(116)
Spark Bidco Limited#(8)(10)	One stop	SF +	4.75%	(j)	8.43%				10/2032	5,876	5,876	0.5	5,670
Spark Bidco Limited#(8)(9)(10)	One stop	A +	4.75%	(e)	9.07%				10/2032	3,484	3,301	0.3	3,362
Spartan Buyer Acquisition Co.#(25)	One stop	SF +	7.50%	(j)	10.24%	cash/	1.00%	PIK	06/2028	1,937	1,898	0.2	1,908
Striim, Inc.#(25)	One stop	N/A			14.00%	PIK			03/2031	1,737	1,680	0.1	1,728
Templafy APS and Templafy, LLC*(8)(17)	One stop	SF +	6.00%	(j)	9.88%				07/2028	543	538	—	535
Templafy APS and Templafy, LLC(5)(8)(17)	One stop				N/A(6)				07/2028	—	—	—	(1)
Togetherwork Holdings, LLC	One stop	SF +	5.25%	(i)	8.89%				05/2031	405	403	—	393
Togetherwork Holdings, LLC	One stop	SF +	5.25%	(i)	8.89%				05/2031	339	323	—	245
Togetherwork Holdings, LLC^	One stop	SF +	5.25%	(i)	8.89%				05/2031	25,140	24,986	2.0	24,386
Togetherwork Holdings, LLC	One stop	SF +	5.25%	(i)	8.89%				05/2031	630	627	0.1	611
Transform Bidco Limited(8)(10)	One stop	SF +	6.50%	(i)	10.15%				06/2030	902	891	0.1	871
Transform Bidco Limited#(8)(10)(25)	One stop	SF +	6.50%	(j)	10.18%	PIK			01/2031	9,366	9,259	0.7	9,038
Transform Bidco Limited(5)(8)(10)	One stop				N/A(6)				01/2031	—	(12)	—	(47)
Transform Bidco Limited#(8)(10)(25)	One stop	SF +	7.00%	(j)	7.68%	cash/	3.00%	PIK	01/2031	1,289	1,270	0.1	1,244
Transform Bidco Limited(5)(8)(10)	One stop				N/A(6)				01/2031	—	(8)	—	(44)
Transform Bidco Limited(8)(9)(10)(25)	One stop	A +	6.50%	(e)	11.02%				01/2031	820	768	0.1	792
Transform Bidco Limited(8)(9)(10)(25)	One stop	SN +	6.50%	(g)	10.23%				01/2031	123	117	—	118
Tricentis Operations Holdings, Inc.(5)	One stop				N/A(6)				02/2032	—	(8)	—	(51)
Tricentis Operations Holdings, Inc.#(25)	One stop	SF +	6.00%	(j)	6.39%	cash/	3.25%	PIK	02/2032	17,262	17,197	1.4	16,830
Tricentis Operations Holdings, Inc.(5)	One stop				N/A(6)				02/2032	—	(13)	—	(81)
Trintech, Inc.#	One stop	SF +	4.75%	(i)	8.39%				01/2033	6,605	6,543	0.5	6,341
Trintech, Inc.(5)	One stop				N/A(6)				01/2033	—	(5)	—	(44)
Trintech, Inc.(5)	One stop				N/A(6)				01/2033	—	(8)	—	(33)
Vanco Payment Solutions, LLC(5)	One stop				N/A(6)				12/2031	—	(1)	—	(4)
Vanco Payment Solutions, LLC#	One stop	SF +	4.75%	(j)	8.48%				12/2031	3,044	3,017	0.2	2,953
Vantage Bidco GMBH*(8)(9)(19)	One stop	E +	6.25%	(c)	8.54%				04/2031	7,916	7,320	0.6	7,599
Vantage Bidco GMBH(5)(8)(9)(19)	One stop				N/A(6)				10/2030	—	(13)	—	(54)
Varinem German Midco GMBH*(8)(9)(19)	One stop	E +	5.50%	(d)	7.63%				07/2031	6,698	6,350	0.5	6,698
Varinem German Midco GMBH(8)(9)(19)	One stop	E +	4.75%	(d)	6.88%				07/2031	2,118	2,037	0.2	2,013
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	(7)	—	(83)
Viper Bidco, Inc.*^	One stop	SF +	4.50%	(j)	8.23%				11/2031	21,498	21,413	1.7	21,175
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	(8)	—	(31)
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	(4)	—	(17)
Viper Bidco, Inc.#(9)	One stop	SN +	4.50%	(g)	8.23%				11/2031	9,747	9,218	0.8	9,600
Zendesk, Inc.	One stop	SF +	5.00%	(j)	8.73%				11/2028	816	809	0.1	796
Zendesk, Inc.	One stop	SF +	5.00%	(j)	8.73%				11/2028	1,554	1,544	0.1	1,516
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Zendesk, Inc.(5)	One stop				N/A(6)		11/2028	$—	$—	—%	$(1)
Zendesk, Inc.^	One stop	SF +	5.00%	(j)	8.73%		11/2028	9,642	9,566	0.8	9,401
								698,577	688,205	55.6	682,382
Specialty Retail
Biscuit Parent, LLC^	One stop	SF +	4.75%	(j)	8.48%		02/2031	17,400	17,311	1.4	17,400
Biscuit Parent, LLC(5)	One stop				N/A(6)		02/2031	—	(27)	—	—
Biscuit Parent, LLC	One stop				N/A(6)		02/2031	—	—	—	—
Cavender Stores L.P.^	Senior secured	SF +	4.50%	(j)	8.16%		10/2029	24,438	24,303	2.0	24,438
Consilio Midco Limited(8)(9)(10)(25)	Subordinated debt	E +	7.25%	(c)(d)	9.72%	PIK	04/2033	1,449	1,438	0.1	1,413
Consilio Midco Limited#(8)(9)(10)	Senior secured	E +	4.75%	(c)	7.04%		04/2032	4,707	4,666	0.4	4,590
Consilio Midco Limited#(8)(10)	Senior secured	SF +	4.75%	(j)	8.48%		04/2032	3,938	3,921	0.3	3,839
Consilio Midco Limited#(8)(10)	Senior secured	SF +	4.75%	(j)	8.48%		04/2032	2,427	2,417	0.2	2,366
Consilio Midco Limited(8)(10)	Senior secured	SF +	4.75%	(j)	8.48%		04/2032	183	177	—	149
Consilio Midco Limited(5)(8)(10)	Senior secured				N/A(6)		04/2032	—	—	—	(23)
Consilio Midco Limited(8)(10)(25)	Subordinated debt	SF +	7.50%	(k)	10.94%	PIK	04/2033	1,893	1,882	0.2	1,845
Consilio Midco Limited(5)(8)(10)(25)	Subordinated debt	SF +	7.50%	(j)	11.18%	PIK	04/2033	4	4	—	(15)
CVP Holdco, Inc.(5)	One stop				N/A(6)		06/2030	—	(8)	—	(9)
CVP Holdco, Inc.*^	One stop	SF +	4.75%	(i)	8.39%		06/2031	11,953	11,868	1.0	11,846
CVP Holdco, Inc.	One stop	SF +	4.75%	(i)	8.39%		06/2031	1,803	1,796	0.2	1,787
Metal Supermarkets US Buyer, LLC^(8)(12)	One stop	SF +	4.50%	(j)	8.23%		12/2030	3,053	3,042	0.3	3,053
Metal Supermarkets US Buyer, LLC(5)(8)(12)	One stop				N/A(6)		12/2030	—	(1)	—	—
PetVet Care Centers, LLC^	One stop	SF +	6.00%	(i)	9.64%		11/2030	12,706	12,552	0.9	11,181
PetVet Care Centers, LLC	One stop	SF +	6.00%	(i)	9.62%		11/2029	583	561	—	393
Radiance Borrower, LLC	One stop	SF +	5.25%	(i)	8.89%		06/2031	182	171	—	182
Radiance Borrower, LLC^(25)	One stop	SF +	5.25%	(i)	8.89%		06/2031	19,345	19,244	1.6	19,345
Salon Lofts Group, LLC(5)	Senior secured				N/A(6)		08/2028	—	(5)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	203	202	—	203
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.73%	PIK	09/2029	1,529	1,521	0.1	1,529
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.73%	PIK	09/2029	679	675	0.1	679
Salon Lofts Group, LLC	Senior secured	SF +	5.25%	(j)	8.98%		08/2028	635	633	0.1	635
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	4,334	4,312	0.4	4,334
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.73%	PIK	09/2029	752	748	0.1	752
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	292	291	—	292
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	283	282	—	283
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.73%	PIK	09/2029	195	191	—	195
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	224	223	—	224
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	93	93	—	93
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	318	316	—	318
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	71	70	—	71
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	66	65	—	66
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	414	411	—	414
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	518	515	—	518
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.73%	PIK	09/2029	399	397	—	399
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	128	127	—	128
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	87	86	—	87
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.73%	PIK	09/2029	37	37	—	37
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	446	444	—	446
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.73%	PIK	09/2029	145	144	—	145
Salon Lofts Group, LLC#	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	140	140	—	140
Surewerx Purchaser III, Inc.^	One stop	SF +	5.25%	(j)	8.98%		12/2029	1,872	1,857	0.2	1,863
Surewerx Purchaser III, Inc.	One stop	SF +	5.25%	(j)	8.89%		12/2028	62	58	—	58
Surewerx Purchaser III, Inc.(5)	One stop				N/A(6)		12/2029	—	(3)	—	—
Surewerx Purchaser III, Inc.*(9)	One stop	CA +	5.25%	(m)	7.54%		12/2029	6,817	7,011	0.6	6,781
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
VSG Acquisition Corp. and Sherrill, Inc.*	One stop	SF +	5.00%	(j)	8.66%	10/2029	$2,838	$2,819	0.2%	$2,827
VSG Acquisition Corp. and Sherrill, Inc.(5)	One stop				N/A(6)	10/2029	—	(3)	—	(2)
							129,641	128,974	10.4	127,295
Transportation Infrastructure
LDS Intermediate Holdings, LLC(5)	One stop				N/A(6)	02/2032	—	(10)	—	(17)
LDS Intermediate Holdings, LLC^	One stop	SF +	5.00%	(i)	8.64%	02/2032	13,153	13,087	1.1	13,037
LDS Intermediate Holdings, LLC^	One stop	SF +	5.00%	(i)	8.64%	02/2032	2,605	2,592	0.2	2,582
LDS Intermediate Holdings, LLC(5)	One stop				N/A(6)	02/2032	—	(11)	—	(23)
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(i)	8.64%	02/2032	675	672	—	669
							16,433	16,330	1.3	16,248
Water Utilities
S.J. Electro Systems, LLC#	One stop	SF +	4.75%	(j)	8.56%	06/2028	1,549	1,543	0.1	1,543
S.J. Electro Systems, LLC(5)	One stop				N/A(6)	06/2028	—	(7)	—	(7)
Vessco Midco Holdings, LLC#	One stop	SF +	4.50%	(k)	8.19%	07/2031	1,673	1,666	0.1	1,666
Vessco Midco Holdings, LLC(5)	One stop				N/A(6)	07/2031	—	(4)	—	(7)
Vessco Midco Holdings, LLC^	One stop	SF +	4.50%	(i)(k)	8.14%	07/2031	1,523	1,512	0.1	1,516
Vessco Midco Holdings, LLC	One stop	P +	3.50%	(a)	10.25%	07/2031	7	6	—	6
Vessco Midco Holdings, LLC	One stop	SF +	4.50%	(i)(k)	8.17%	07/2031	499	497	—	497
							5,251	5,213	0.3	5,214

Total debt investments							2,665,667	2,637,442	213.9	2,626,368

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(22)(23)
Aerospace & Defense
PPW Aero Buyer, Inc.	LP interest	N/A	N/A	02/2023	N/A	40	$399	—%	$391

Air Freight & Logistics
RJW Group Holdings, Inc.	LP interest	N/A	N/A	11/2024	N/A	1,172	721	0.1	1,003

Auto Components
Arnott, LLC	LP interest	N/A	N/A	12/2024	N/A	—	94	—	64

Automobiles
Bolt Purchaser, LLC	LP interest	N/A	N/A	06/2026	N/A	1,778	1,778	0.2	1,778
CAP-KSI Holdings, LLC	LP interest	N/A	N/A	06/2024	N/A	571	—	—	—
CAP-KSI Holdings, LLC	LP interest	N/A	N/A	06/2024	N/A	571	571	—	478
CG Group Holdings, LLC	LP interest	N/A	N/A	06/2026	N/A	—	36	—	36
MOP GM Holding, LLC	Preferred stock	N/A	N/A	04/2026	N/A	—	11	—	13
National Express Wash Parent Holdco, LLC	LP interest	N/A	N/A	07/2022	N/A	1	77	—	180
POY Holdings, LLC	LLC interest	N/A	N/A	05/2026	N/A	8	8	—	11
Quick Quack Car Wash Holdings, LLC	LP interest	N/A	N/A	06/2024	N/A	3,673	3,673	0.4	5,032
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A	06/2024	N/A	727	727	0.1	996
Yorkshire Parent, Inc.	LP interest	N/A	N/A	12/2023	N/A	—	131	—	139
							7,012	0.7	8,663
Beverages
Spindrift Beverage Co., Inc.	LP interest	N/A	N/A	02/2025	N/A	2	2,164	0.2	2,454

Commercial Services & Supplies
CHA Vision Holdings, Inc.	LP interest	N/A	N/A	01/2024	N/A	—	110	—	111

Containers & Packaging
Packaging Coordinators Midco, Inc.	LP interest	N/A	N/A	09/2025	N/A	31	312	—	270

Diversified Consumer Services
Action Termite Control, LLC	Preferred stock	N/A	N/A	12/2025	N/A	—	56	—	59
Action Termite Control, LLC	Common stock	N/A	N/A	12/2025	N/A	1	3	—	11
CHVAC Services Investment, LLC	LLC interest	N/A	N/A	05/2024	N/A	95	240	—	218
DP Flores Holdings, LLC	LLC interest	N/A	N/A	09/2022	N/A	88	70	—	139
HS Spa Holdings, Inc.	LP interest	N/A	N/A	05/2022	N/A	78	78	—	54
Kodiak Buyer, LLC	Common stock	N/A	N/A	08/2025	N/A	1	144	—	167
NSG Buyer, Inc.	LP interest	N/A	N/A	11/2022	N/A	1	953	0.1	1,515
SCP CDH Buyer, Inc.	Preferred stock	N/A	N/A	12/2025	N/A	—	126	—	132
SCP CDH Buyer, Inc.	Common stock	N/A	N/A	12/2025	N/A	1	7	—	20
Virginia Green Acquisition, LLC	LP interest	N/A	N/A	12/2023	N/A	96	96	—	137
							1,773	0.1	2,452
Electric Utilities
Smart Energy Systems, Inc.	Warrant	N/A	N/A	01/2025	N/A	5	26	—	99

See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
GMF Parent, Inc.	LP interest	N/A	N/A		12/2025	N/A	—	$323	—%	$285

Food Products
Zullas, L.C.	Common stock	N/A	N/A		06/2025	N/A	1	934	0.1	903

Healthcare Equipment & Supplies
Centegix Intermediate II, LLC	LLC interest	N/A	N/A		08/2025	N/A	664	664	0.1	719
Isto Group, Inc.(9)	LP interest	N/A	N/A		09/2025	N/A	3	389	—	430
ZimVie, Inc.	LP interest	N/A	N/A		10/2025	N/A	2	141	—	141
								1,194	0.1	1,290
Healthcare Providers & Services
HP TLE Buyer, Inc.	LP interest	N/A	N/A		07/2025	N/A	243	243	—	282
Signature MD, Inc.	Common stock	N/A	N/A		02/2026	N/A	—	112	—	122
								355	—	404
Healthcare Technology
Amberfield Acquisition Co.	LLC interest	N/A	N/A		05/2024	N/A	404	404	0.1	556
Modernizing Medicine, Inc.(24)	Preferred stock	N/A	13.00%	Non-Cash	04/2025	N/A	5	5,208	0.4	5,245
								5,612	0.5	5,801
Hotels, Restaurants & Leisure
Patriot Acquireco, LLC	Common stock	N/A	N/A		09/2025	N/A	641	656	0.1	662
PB Group Holdings, LLC	LP interest	N/A	N/A		08/2024	N/A	99	228	—	186
Rooster BidCo Limited(8)(10)	LP interest	N/A	N/A		03/2025	N/A	364	378	0.1	772
Saguaro Buyer, LLC	Common stock	N/A	N/A		07/2025	N/A	1	750	0.1	1,081
								2,012	0.3	2,701
Industrial Conglomerates
Anova Buyer, Inc.	Common stock	N/A	N/A		01/2026	N/A	—	308	—	333

Insurance
Oakbridge Insurance Agency, LLC	LP interest	N/A	N/A		11/2023	N/A	5	98	—	135

IT Services
Critical Start, Inc.	Common stock	N/A	N/A		05/2022	N/A	38	38	—	2
Netwrix Corporation	LLC interest	N/A	N/A		06/2022	N/A	11	21	—	13
								59	—	15
Leisure Products
Movement Holdings, LLC(8)(10)	LLC interest	N/A	N/A		03/2024	N/A	—	421	—	231

Machinery
East Range Partners Intermediate 2, LLC	LLC interest	N/A	N/A		05/2026	N/A	151	161	—	162

Pharmaceuticals
Creek Parent, Inc.	LP interest	N/A	N/A		12/2024	N/A	905	905	0.1	951

Professional Services
Eclipse Buyer, Inc.(24)	Preferred stock	N/A	12.50%	Non-Cash	09/2024	N/A	—	1,255	0.1	1,266

Software
Anaplan, Inc.	LP interest	N/A	N/A		06/2022	N/A	890	891	0.1	1,418
Bridge Growth Partners Seasmoke, LP(8)(12)	LP interest	N/A	N/A		04/2026	N/A	21	2,255	0.2	2,222
Claroty, Ltd.(8)(16)	Preferred stock	N/A	N/A		01/2026	N/A	22	1,882	0.2	1,965
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Clearwater Analytics Holdings, Inc.	LP interest	N/A			N/A		06/2026	N/A	694	$694	0.1%	$694
Cynet Security Ltd.(8)(16)	Preferred stock	N/A			N/A		08/2022	N/A	23	81	—	90
Denali Bidco Limited(8)(10)	LP interest	N/A			N/A		08/2023	N/A	85	51	—	180
Energy Worldnet, LLC(24)	LLC interest	N/A			N/A		02/2025	N/A	50	51	—	55
GTY Technology Holdings, Inc.	LP interest	N/A			N/A		07/2022	N/A	60	54	—	109
Gurobi Optimization, LLC	Common stock	N/A			N/A		09/2024	N/A	—	183	—	171
Kaseya Inc.(7)(24)	Preferred stock	SF +	10.75%	(j)	14.60%	Non-Cash	06/2022	N/A	—	759	0.1	567
Kaseya Inc.	LP interest	N/A			N/A		06/2022	N/A	50	50	—	29
LogicMonitor, Inc.	LP interest	N/A			N/A		12/2024	N/A	250	250	—	275
Navex Global Holdings Corporation	LP interest	N/A			N/A		10/2025	N/A	1	626	0.1	533
Menlo Ridgeview Co-Invest, LLC(8)	LLC interest	N/A			N/A		05/2025	N/A	359	371	—	379
MS Buyer, Inc.	LP interest	N/A			N/A		07/2024	N/A	228	228	—	151
Onit, Inc.	Common stock	N/A			N/A		09/2025	N/A	—	6	—	7
Panzura, LLC	LLC interest	N/A			N/A		03/2025	N/A	1	4	—	—
Striim, Inc.	Warrant	N/A			N/A		03/2026	N/A	48	51	—	53
Templafy APS and Templafy, LLC(8)(17)	Warrant	N/A			N/A		07/2022	N/A	—	8	—	4
Togetherwork Holdings, LLC	LP interest	N/A			N/A		07/2024	N/A	272	1,188	0.1	1,198
Transform Bidco Limited(8)(10)	LP interest	N/A			N/A		04/2025	N/A	895	908	0.1	621
Tricentis Operations Holdings, Inc.	LP interest	N/A			N/A		02/2025	N/A	40	40	—	39
Zendesk, Inc.	Common stock	N/A			N/A		11/2022	N/A	22	218	—	197
										10,849	1.0	10,957
Specialty Retail
Cycle Gear, Inc.	LLC interest	N/A			N/A		06/2026	N/A	5	5	—	5
Cycle Gear, Inc.	Warrant	N/A			N/A		06/2026	N/A	—	—	—	1
Metal Supermarkets US Buyer, LLC(8)(12)	LLC interest	N/A			N/A		12/2024	N/A	—	—	—	15
Metal Supermarkets US Buyer, LLC(8)(12)	LLC interest	N/A			N/A		12/2024	N/A	1	93	—	105
Salon Lofts Group, LLC	Common stock	N/A			N/A		08/2022	N/A	—	116	—	54
										214	—	180

Total equity investments										37,311	3.3	41,121

Total investments										$2,674,753	217.2%	$2,667,489

Money market funds (included in cash equivalents and restricted cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)					3.51%	(26)				$39,950	3.3%	$39,950
Total money market funds										39,950	3.3	39,950
Total investments and money market funds										$2,714,703	220.5%	$2,707,439
See Notes to Consolidated Financial Statements

Golub Capital BDC 4, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
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
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Prime (“P”), Australian Interbank Rate (“AUD” or “A”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or the Sterling Overnight Index Average (“SONIA” or “SN”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of June 30, 2026. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of June 30, 2026, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2026, as the loan could have priced or repriced based on an index rate prior to June 30, 2026.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 6.75% as of June 30, 2026.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 2.20% as of June 30, 2026.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.32% as of June 30, 2026.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.57% as of June 30, 2026.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.46% as of June 30, 2026.
(f) Denotes that all or a portion of the contract was indexed to the Six-Month AUD, which was 4.80% as of June 30, 2026.
(g) Denotes that all or a portion of the contract was indexed to SONIA, which was 3.73% as of June 30, 2026.
(h) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 3.68% as of June 30, 2026.
(i) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 3.65% as of June 30, 2026.
(j) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 3.73% as of June 30, 2026.
(k) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 3.85% as of June 30, 2026.
(l) Denotes that all or a portion of the contract was indexed to Daily CORRA, which was 2.34% as of June 30, 2026.
(m) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 2.29% as of June 30, 2026.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2026.
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
(6)The entire commitment was unfunded as of June 30, 2026. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)Investment was on non-accrual status as of June 30, 2026, meaning that the Company has ceased recognizing interest or non-cash dividend income on the investment.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, total non-qualifying assets at fair value represented 12.5% of the Company’s total assets calculated in accordance with the 1940 Act.
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
June 30, 2026
(Dollar and share amounts in thousands)
(22)Equity investments are non-income producing securities, unless otherwise noted.
(23)Ownership of certain equity investments occurs through a holding company or partnership.
(24)The Company holds an equity investment that is income producing.
(25)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the nine months ended June 30, 2026.
(26)The rate shown is the annualized seven-day yield as of June 30, 2026.
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
Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, Golub Capital 4 Holdings LLC, formerly Golub Capital BDC 4 Funding LLC (“GBDC 4 Funding”) prior to June 26, 2026, GBDC 4 Funding II LLC (“GBDC 4 Funding II”), GBDC 4 Funding III LLC (“GBDC 4 Funding III”), Golub Capital 4 Holdings Coinvest, Inc., Golub Capital BDC 4 CLO 1 LLC (“2025 Issuer”) and Golub Capital BDC 4 CLO 1 Depositor LLC (“GBDC 4 CLO 1 Depositor”) in its consolidated financial statements.
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Derivative instruments:
The Company follows the guidance in ASC Topic 815 - Derivatives and Hedging (“ASC Topic 815”) when accounting for derivative instruments.
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
Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three and nine months ended June 30, 2026, the Company received Loan Origination Fees that were capitalized of $1,618 and $4,696, respectively. For the three and nine months ended June 30, 2025, the Company received Loan Origination Fees that were capitalized of $1,706 and $6,085, respectively. For the three and nine months ended June 30, 2026, interest income included $1,663 and $5,171, respectively, of Discount Amortization. For the three and nine months ended June 30, 2025, interest income included $1,285 and $3,722, respectively, of Discount Amortization.
For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2026, investment income included $4,120 and $11,471, respectively, of PIK interest and the Company capitalized PIK interest of $4,047 and $11,390, respectively, into the principal balance of certain debt investments. For the three and nine months ended June 30, 2025, investment income included $2,449 and $7,020, respectively, of PIK interest and the Company capitalized PIK interest of $2,412 and $6,973, respectively, into the principal balance of certain debt investments.
In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the three and nine months ended June 30, 2026, fee income included $52 and $179, respectively, from non-recurring prepayment premiums. For the three and nine months ended June 30, 2025, fee income included $127 and $151 from non-recurring prepayment premiums, respectively. All other income is recorded into income when earned.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2026, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $49,755 and $155,530, respectively. For the three and nine months ended June 30, 2025, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $35,166 and $112,228, respectively.
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
For the three and nine months ended June 30, 2026, the Company recognized PIK and non-cash dividend income of $228 and $711, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and nine months ended June 30, 2025, the Company recognized PIK and non-cash dividend income of $179 and $387, respectively, which were capitalized into the cost basis of certain preferred equity investments. For both the three and nine months ended June 30, 2026, the Company received $111 of cash payments of accrued and capitalized preferred dividends. For the three months ended June 30, 2025, the Company received no cash payments of accrued and capitalized preferred dividends. For the nine months ended June 30, 2025, the Company received $170 of cash payments of accrued and capitalized preferred dividends.
Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
For the three and nine months ended June 30, 2026 , the Company recorded dividend income received in cash of $2 and $154, respectively. For the three months ended June 30, 2026, the Company recorded no return of capital distributions received in cash. For the nine months ended June 30, 2026, the Company recorded return of capital distributions received in cash of $32. For the three months ended June 30, 2025, the Company recorded dividend income received in cash of $2 and received less than $1 of return of capital distributions in cash. For the nine months ended June 30, 2025, the Company recorded dividend income received in cash of $69 and return of capital distributions received in cash of $91.
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
Non-accrual investments: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans as of June 30, 2026 was $347. As of September 30, 2025, the Company had no portfolio company loans on non-accrual status.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Management reviews all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. As of June 30, 2026, there was one preferred equity security on non-accrual status with a fair value of $567. There were no preferred equity securities on non-accrual status as of September 30, 2025.
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
Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For both the three and nine months ended June 30, 2026 and 2025, the Company did not record any U.S. federal excise tax expense.
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2026. The Company’s tax returns for the 2023 through 2025 tax years remain subject to examination by U.S. federal and most state tax authorities.
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
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2026 and September 30, 2025, the Company had deferred debt issuance costs of $5,364 and $8,281, respectively. These amounts are amortized and included in “Interest and other debt financing expenses” in the Consolidated Statements of Operations over the estimated

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2026 was $983 and $2,945, respectively. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2025 was $1,149 and $3,070, respectively.
Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three and nine months ended June 30, 2026, there was no amortization of deferred offering costs. For the three and nine months ended June 30, 2025, the Company amortized $0 and $68 of deferred offering costs, which are included in “Professional fees” on the Consolidated Statements of Operations.
Segment reporting: In accordance with ASC Topic 280 - Segment Reporting (“ASC Topic 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the senior executive committee that, as of June 30, 2026, includes the Company’s chief executive officer, chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Financial Condition as “Total assets” and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations.

Recent accounting updates: In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2024-03 requires disaggregated disclosure of certain costs and expenses, including purchase of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU No. 2024-03 is effective for annual years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting ASU No. 2024-03.
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of June 30, 2026 and September 30, 2025, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of June 30, 2026		As of September 30, 2025
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 4 Stockholders	$1,523,641	$1,183,947	$1,523,641	$1,036,370
As of June 30, 2026 and September 30, 2025, the ratio of total contributed capital to total capital subscriptions was 77.7% and 68.0%, respectively, and the Company had uncalled capital commitments of $339,694 and $487,271, respectively.
The following table summarizes the shares of GBDC 4 common stock issued for the nine months ended June 30, 2026 and 2025:

	Date	Shares Issued	NAV per share	Proceeds

Shares issued for the nine months ended June 30, 2025
Issuance of shares	12/23/2024	6,725,731.752	$15.00	$100,886
Issuance of shares	01/13/2025	502,802.331	15.00	7,542
Issuance of shares	03/25/2025	4,565,389.866	15.00	68,480
Issuance of shares	04/17/2025	1,529,106.000	15.00	22,937
Issuance of shares	06/16/2025	8,859,307.154	15.00	132,890
Shares issued for capital drawdowns		22,182,337.103		$332,735
Issuance of shares	11/19/2024	204,508.932	$15.00	$3,068
Issuance of shares	12/18/2024	72,984.041	15.00	1,095
Issuance of shares	01/08/2025	85,661.548	15.00	1,285
Issuance of shares	02/18/2025	112,987.679	15.00	1,695
Issuance of shares	03/18/2025	86,219.253	15.00	1,293
Issuance of shares	05/21/2025	214,537.819	15.00	3,218
Issuance of shares	06/17/2025	91,704.662	15.00	1,376
Shares issued through DRIP		868,603.934		$13,030

Shares issued for the nine months ended June 30, 2026
Issuance of shares	12/15/2025	6,337,944.133	$15.00	$95,069
Issuance of shares	03/26/2026	3,500,503.191	15.00	52,508
Shares issued for capital drawdowns		9,838,447.324		$147,577
Issuance of shares	11/20/2025	259,908.674	$15.00	$3,899
Issuance of shares	12/17/2025	124,438.025	15.00	1,866
Issuance of shares	01/21/2026	132,771.619	15.00	1,992
Issuance of shares	02/18/2026	137,242.100	15.00	2,059
Issuance of shares	03/18/2026	134,205.234	15.00	2,013
Shares issued through DRIP		788,565.652		$11,829
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
For the three and nine months ended June 30, 2026, the base management fee incurred by the Company was $8,896 and $25,404, respectively, and the base management fee irrevocably waived by the Investment Adviser was $5,661 and $16,166, respectively. For the three and nine months ended June 30, 2025, the base management fee incurred by the Company was $6,085 and $16,494, respectively, and the base management fee irrevocably waived by the Investment Adviser was $3,872 and $10,495, respectively.
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
For the three and nine months ended June 30, 2026, the Income Incentive Fee incurred was $6,850 and $19,972, respectively. For the three and nine months ended June 30, 2025, the Income Incentive Fee incurred was $5,101 and $13,908, respectively.
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
For the three and nine months ended June 30, 2026, the Income Incentive Fee irrevocably waived by the Investment Adviser was $3,425 and $9,986, respectively. For the three and nine months ended June 30, 2025, the Income Incentive Fee irrevocably waived by the Investment Adviser was $2,551 and $6,954, respectively.
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
For the three and nine months ended June 30, 2026 and 2025, the Company did not accrue a Capital Gain Incentive Fee. As of both June 30, 2026 and September 30, 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to June 30, 2026.

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
For the three months ended June 30, 2026, the Company did not accrue a capital gain incentive fee under GAAP. For the nine months ended June 30, 2026, the Company recorded a reversal of the capital gain incentive fee under GAAP of $1,357. For the three months ended June 30, 2025, the Company recorded a reversal of the capital gain incentive fee under GAAP of $165. For the nine months ended June 30, 2025, the Company accrued a capital gain incentive fee under GAAP of $241. Changes in the accrual of the capital gain incentive fee under GAAP are included in “Incentive fee” in the Consolidated Statements of Operations. As of June 30, 2026, there was no cumulative accrual of capital gain incentive fees under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition. As of September 30, 2025, there was $1,357 of cumulative accrual of capital gain incentive fees under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition.
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
As of June 30, 2026 and September 30, 2025, included in accounts payable and other liabilities is $896 and $606, respectively, for accrued allocated shared services under the Administration Agreement.
Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through April 1, 2022 and has incurred $166 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2021.
The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of both June 30, 2026 and September 30, 2025, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $304.
The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2026 were $330 and $1,613, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2025 were $403 and $1,245, respectively. As of June 30, 2026 and September 30, 2025, included in accounts payable and other liabilities were $480 and $585, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.
On April 1, 2022, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP’s capital contribution to the Company prior to such date of $11. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock of the Company to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P. LLC concurrently entered into a Subscription Agreement for $100,000. As of June 30, 2026, GGP Class B-P. LLC has an aggregate commitment of $100,011. As of June 30, 2026, the Company had issued 6,667,366.664 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $100,011 and has also issued 139,172.373 shares to GGP Class B-P, LLC through the DRIP.
The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of June 30, 2026, permits the Company to borrow a maximum of $100,000 and expires on March 26, 2028. Refer to Note 8 for discussion of the Adviser Revolver.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 5. Investments
Investments as of June 30, 2026 and September 30, 2025 consisted of the following:

	As of June 30, 2026			As of September 30, 2025
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$120,696	$119,922	$120,063	$77,389	$76,691	$77,408
One stop	2,519,022	2,491,420	2,480,728	2,069,014	2,037,002	2,063,173
Second lien	3,736	3,713	3,736	12,674	12,600	12,722
Subordinated debt	22,213	22,387	21,841	20,908	20,615	20,741
Equity	N/A	37,311	41,121	N/A	29,539	35,130
Total	$2,665,667	$2,674,753	$2,667,489	$2,179,985	$2,176,447	$2,209,174

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

	As of June 30, 2026			As of September 30, 2025
Amortized Cost:
United States
Southeast	$485,350	18.2%		$445,901	20.5%
Midwest	473,431	17.7		395,386	18.2
Mid-Atlantic	434,279	16.3		285,602	13.1
West	404,742	15.1		369,906	17.0
Southwest	369,607	13.8		255,497	11.7
Northeast	166,438	6.2		144,153	6.6
United Kingdom	188,045	7.0		140,614	6.5
Germany	45,892	1.7		53,904	2.5
Canada	32,188	1.2		20,172	0.9
Australia	27,211	1.0		25,160	1.2
Jersey	20,451	0.8		20,433	1.0
Finland	8,118	0.3		6,987	0.3
Netherlands	5,668	0.2		4,250	0.2
Sweden	5,364	0.2		5,264	0.2
France	5,138	0.2		2,281	0.1
Israel	1,963	0.1		81	0.0	*
Denmark	546	0.0	*	544	0.0	*
Luxembourg	322	0.0	*	312	0.0	*
Total	$2,674,753	100.0%		$2,176,447	100.0%

Fair Value:
United States
Southeast	$484,477	18.2%		$449,900	20.4%
Midwest	473,127	17.7		401,851	18.2
Mid-Atlantic	433,386	16.2		288,569	13.1
West	403,920	15.1		374,368	16.9
Southwest	367,868	13.8		258,152	11.7
Northeast	163,430	6.1		145,343	6.6
United Kingdom	186,832	7.0		143,807	6.5
Germany	47,038	1.8		58,632	2.7
Canada	31,156	1.2		20,437	0.9
Australia	28,360	1.1		25,855	1.2
Jersey	20,530	0.8		21,123	1.0
Finland	8,166	0.3		7,561	0.3
Netherlands	5,786	0.2		4,621	0.2
Sweden	5,394	0.2		5,459	0.2
France	5,134	0.2		2,497	0.1
Israel	2,055	0.1		123	0.0	*
Denmark	538	0.0	*	545	0.0	*
Luxembourg	292	0.0	*	331	0.0	*
Total	$2,667,489	100.0%		$2,209,174	100.0%
* Represents an amount less than 0.1%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of June 30, 2026 and September 30, 2025 were as follows:

	As of June 30, 2026		As of September 30, 2025
Amortized Cost:
Aerospace & Defense	$57,103	2.1%	$24,586	1.1%
Air Freight & Logistics	22,767	0.9	22,726	1.0
Auto Components	38,873	1.5	36,496	1.7
Automobiles	147,681	5.5	98,937	4.6
Banks	12,476	0.5	9,356	0.4
Beverages	25,666	1.0	25,503	1.2
Building Products	1,012	0.0 *	677	0.0 *
Capital Markets	24,731	0.9	22,977	1.1
Chemicals	6,461	0.2	6,453	0.3
Commercial Services & Supplies	83,947	3.1	95,995	4.4
Construction & Engineering	18,722	0.7	17,379	0.8
Containers & Packaging	5,266	0.2	1,715	0.1
Diversified Consumer Services	173,006	6.5	148,679	6.8
Diversified Financial Services	72,881	2.7	62,615	2.9
Electric Utilities	1,965	0.1	1,903	0.1
Electrical Equipment	—	—	7,028	0.3
Electronic Equipment, Instruments & Components	5,181	0.2	5,184	0.2
Food & Staples Retailing	2,285	0.1	—	—
Food Products	33,047	1.2	32,759	1.5
Healthcare Equipment & Supplies	113,203	4.2	51,101	2.3
Healthcare Providers & Services	121,691	4.6	106,401	4.9
Healthcare Technology	151,350	5.7	108,643	5.0
Hotels, Restaurants & Leisure	156,351	5.9	127,364	5.9
Household Durables	2,011	0.1	—	—
Household Products	2,710	0.1	2,728	0.1
Industrial Conglomerates	50,325	1.9	28,527	1.3
Insurance	159,581	6.0	117,345	5.4
IT Services	54,676	2.0	44,242	2.0
Leisure Products	37,755	1.4	36,537	1.7
Life Sciences Tools & Services	41,286	1.5	23,565	1.1
Machinery	33,835	1.3	31,475	1.4
Media	16,548	0.6	14,869	0.7
Oil, Gas & Consumable Fuels	32,676	1.2	25,311	1.2
Pharmaceuticals	29,268	1.1	21,811	1.0
Professional Services	88,632	3.3	79,954	3.7
Road & Rail	—	—	13,840	0.6
Software	699,054	26.1	577,485	26.5
Specialty Retail	129,188	4.8	126,438	5.8
Transportation Infrastructure	16,330	0.6	16,060	0.8
Water Utilities	5,213	0.2	1,783	0.1
Total	$2,674,753	100.0%	$2,176,447	100.0%
* Represents an amount less than 0.1%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2026		As of September 30, 2025
Fair Value:
Aerospace & Defense	$56,943	2.1%	$24,652	1.1%
Air Freight & Logistics	23,132	0.9	23,033	1.0
Auto Components	39,252	1.5	36,957	1.7
Automobiles	149,602	5.6	101,466	4.6
Banks	12,266	0.5	9,456	0.4
Beverages	25,936	1.0	26,202	1.2
Building Products	1,017	0.0 *	693	0.0 *
Capital Markets	24,534	0.9	23,193	1.1
Chemicals	6,446	0.2	6,475	0.3
Commercial Services & Supplies	83,855	3.1	96,815	4.4
Construction & Engineering	18,643	0.7	17,502	0.8
Containers & Packaging	5,170	0.2	1,718	0.1
Diversified Consumer Services	171,725	6.4	150,189	6.8
Diversified Financial Services	72,914	2.7	63,719	2.9
Electric Utilities	2,066	0.1	1,997	0.1
Electrical Equipment	—	—	7,157	0.3
Electronic Equipment, Instruments & Components	5,234	0.2	5,345	0.2
Food & Staples Retailing	2,231	0.1	—	—
Food Products	33,281	1.3	33,072	1.5
Healthcare Equipment & Supplies	113,225	4.2	51,329	2.3
Healthcare Providers & Services	122,151	4.6	108,172	4.9
Healthcare Technology	150,991	5.7	109,991	5.0
Hotels, Restaurants & Leisure	156,398	5.9	128,251	5.8
Household Durables	2,008	0.1	—	—
Household Products	2,687	0.1	2,744	0.1
Industrial Conglomerates	51,572	1.9	30,631	1.4
Insurance	159,491	6.0	119,150	5.4
IT Services	54,064	2.0	44,632	2.0
Leisure Products	37,666	1.4	36,536	1.7
Life Sciences Tools & Services	40,860	1.5	24,992	1.1
Machinery	33,685	1.3	31,741	1.4
Media	16,590	0.6	14,886	0.7
Oil, Gas & Consumable Fuels	32,812	1.2	25,498	1.2
Pharmaceuticals	29,298	1.1	22,245	1.0
Professional Services	87,468	3.3	80,355	3.7
Road & Rail	—	—	13,930	0.6
Software	693,339	26.0	590,302	26.7
Specialty Retail	127,475	4.8	126,384	5.7
Transportation Infrastructure	16,248	0.6	15,965	0.7
Water Utilities	5,214	0.2	1,799	0.1
Total	$2,667,489	100.0%	$2,209,174	100.0%
* Represents an amount less than 0.1%

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 6. Derivatives
The Company enters into derivatives from time to time to help mitigate its foreign currency risk exposures.
Forward Currency Contracts
The outstanding forward currency contracts as of June 30, 2026 and September 30, 2025 were as follows:

As of June 30, 2026
Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Macquarie Bank Limited		£4,000	GBP	$5,321	USD	10/28/2026	$17	$—
SMBC Capital Markets, Inc.		€9,000	EUR	$9,922	USD	5/28/2027	—	(490)
SMBC Capital Markets, Inc.		€11,400	EUR	$13,270	USD	12/29/2027	—	(64)
SMBC Capital Markets, Inc.	A$	2,750	AUD	$1,922	USD	6/15/2028	34	—
							$51	$(554)

As of September 30, 2025
Counterparty	Currency to be sold			Currency to be purchased		Settlement Date	Unrealized appreciation	Unrealized depreciation
SMBC Capital Markets, Inc.		€9,000	EUR	$9,922	USD	5/28/2027	$—	$(864)
							$—	$(864)
The impact of forward currency contracts not designated as an effective hedge accounting relationship for the three and nine months ended June 30, 2026 and 2025 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Foreign exchange	$—	$—	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Foreign exchange	$62	$(807)	$361	$(966)
The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and nine months ended June 30, 2026 and 2025:

Average U.S. Dollar notional outstanding	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Forward currency contracts	$16,457	$9,922	$15,141	$9,922

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with each of its derivative counterparties, Macquarie Bank Limited (“Macquarie”) and SMBC Capital Markets, Inc. (“SMBC” and, together with Macquarie, the “Counterparties” and each a “Counterparty”). Each ISDA Master Agreement is a bilateral agreement between the Company and each Counterparty that governs over the counter (“OTC”) derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of each ISDA Master Agreement with each of the Counterparties permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.
For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from SMBC, if any, is included in the Consolidated Statements of Financial Condition as “Other assets” or “Accounts payable and other liabilities.” As of both June 30, 2026 and September 30, 2025, there was $660 of collateral pledged for derivatives, which is included in “Other assets” on the Consolidated Statements of Financial Condition. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.
The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the financial statements of the Company including: the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of June 30, 2026 and September 30, 2025:

As of June 30, 2026
Counterparty	Consolidated Statements of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) /Pledged (1)	Net Amounts(2)
SMBC Capital Markets Inc.	Unrealized depreciation on forward currency contracts	$34	$(554)	$(520)	$520	$—
Macquarie Bank Limited	Unrealized appreciation on forward currency contracts	17	—	17	—	17
		$51	$(554)	$(503)	$520	$17

As of September 30, 2025
Counterparty	Consolidated Statements of Financial Condition Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) /Pledged(1)	Net Amounts(2)
SMBC Capital Markets Inc.	Unrealized depreciation on forward currency contracts	$—	$(864)	$(864)	$660	$(204)
		$—	$(864)	$(864)	$660	$(204)
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the nine months ended June 30, 2026 and 2025. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation. For periods ending on or before December 31, 2025, at least every other quarter, the valuation for each portfolio investment prepared by the professionals of the Valuation Designee responsible for the valuation function, based on the fair value methodology in accordance with ASC Topic 820 described below (subject to a de minimis threshold) was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. For periods beginning after December 31, 2025, the valuation process is conducted on a monthly basis and this monthly valuation process begins with each portfolio investment being initially valued, based on the fair value methodology in accordance with ASC Topic 820 described below, either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) investment valuation firms that have been engaged to support the valuation of portfolio investments. The valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of the Company’s debt and equity investments without readily available market quotations (subject to a de minimis threshold), was either (i) performed by or (ii) reviewed by an independent valuation firm. All investments as of June 30, 2026 and September 30, 2025 were valued using Level 3 inputs. As of June 30, 2026 and September 30, 2025, all money market funds included in cash equivalents and restricted cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.
When determining fair value of Level 3 debt and equity investments, the Valuation Designee takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly-traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value, which may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.
In addition, for certain debt investments, the Valuation Designee bases its valuation on indicative bid and ask prices provided by an independent third-party pricing service or directly from independent brokers. Bid prices reflect the highest price that the Company and others could be willing to pay. Ask prices represent the lowest price that the Company and others could be willing to accept. The Valuation Designee generally uses the midpoint of the independent third-party market “bid” and “ask” quotes to determine the value of our portfolio investments but may use another value if the Valuation Designee determines it better represents the investment’s fair value. While market price quotes from third-party pricing sources may be available, the Valuation Designee has the discretion to seek and utilize independent quotes from independent broker dealers to determine the fair value of the applicable portfolio investment. The Valuation Designee may obtain and consider both “bid” and “ask” quotes from either independent third-party vendors or directly from independent brokers.
Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments could differ significantly from the values that would have

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
been used had a ready market existed for such investments and could differ materially from the values that are ultimately received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly-traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which such investment had previously been recorded. The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.
The following tables present fair value measurements of the Company’s assets and liabilities recorded at fair value and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of June 30, 2026 and September 30, 2025:

As of June 30, 2026	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$2,626,368	$2,626,368
Equity investments(1)	—	—	41,121	41,121
Money market funds(1)(2)	39,950	—	—	39,950
Forward currency contracts	—	51	—	51
Total assets, at fair value:	$39,950	$51	$2,667,489	$2,707,490
Liabilities, at fair value:
Forward currency contracts	$—	$(554)	$—	$(554)
Total liabilities, at fair value:	$—	$(554)	$—	$(554)

As of September 30, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$2,174,044	$2,174,044
Equity investments(1)	—	—	35,130	35,130
Money market funds(1)(2)	46,041	—	—	46,041
Total assets, at fair value:	$46,041	$—	$2,209,174	$2,255,215
Liabilities, at fair value:
Forward currency contracts	$—	$(864)	$—	$(864)
Total liabilities, at fair value:	$—	$(864)	$—	$(864)

(1) Refer to the Consolidated Schedules of Investments for further details.
(2) Included in “Cash equivalents” and “Restricted cash equivalents” on the Consolidated Statements of Financial Condition.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2026 reported within the “Net change in unrealized appreciation (depreciation) from investments” in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of each period was $(481) and $(34,997), respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2025 reported within the “Net change in unrealized appreciation (depreciation) from investments” in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of each period was $19,418 and $23,207, respectively.
The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2026 and 2025:

	For the nine months ended June 30, 2026
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$2,174,044	$35,130	$2,209,174
Net change in unrealized appreciation (depreciation) on investments	(33,984)	(1,772)	(35,756)
Net translation of investments in foreign currencies	(4,225)	(10)	(4,235)
Realized gain (loss) on investments	64	1,255	1,319
Realized gain (loss) on translation of investments in foreign currencies	823	—	823
Fundings of (proceeds from) revolving loans, net	15,684	—	15,684
Fundings of investments	626,595	16,480	643,075
PIK interest and non-cash dividends	11,390	711	12,101
Proceeds from non-cash dividends	—	(111)	(111)
Proceeds from principal payments and sales of portfolio investments	(169,194)	(10,562)	(179,756)
Accretion of discounts and amortization of premiums	5,171	—	5,171
Fair value, end of period	$2,626,368	$41,121	$2,667,489

	For the nine months ended June 30, 2025
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,294,931	$16,070	$1,311,001
Net change in unrealized appreciation (depreciation) on investments	1,803	2,257	4,060
Net translation of investments in foreign currencies	9,225	—	9,225
Realized gain (loss) on translation of investments in foreign currencies	105	—	105
Fundings of (proceeds from) revolving loans, net	5,697	—	5,697
Fundings of investments	623,803	12,373	636,176
PIK interest and non-cash dividends	6,973	387	7,360
Proceeds from non-cash dividends	—	(170)	(170)
Proceeds from principal payments and sales of portfolio investments	(81,345)	(349)	(81,694)
Accretion of discounts and amortization of premiums	3,722	—	3,722
Fair value, end of period	$1,864,914	$30,568	$1,895,482

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2026 and September 30, 2025:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2026	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$120,063	Yield analysis	Market interest rate	8.5% - 10.3% (8.8%)
		Market comparable companies	EBITDA multiples	5.5x - 20.5x (10.6x)
One stop loans(2)(3)	$2,456,010	Yield analysis	Market interest rate	7.5% - 21.0% (9.5%)
		Market comparable companies	EBITDA multiples	7.5x - 29.3x (14.7x)
			Revenue multiples	1.3x - 14.0x (8.2x)
	24,718	Broker/dealer bids or quotes	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans	$25,577	Yield analysis	Market interest rate	10.5% - 13.5% (11.5%)
		Market comparable companies	EBITDA multiples	9.5x - 21.0x (18.4x)
Equity(4)	$41,121	Market comparable companies	EBITDA multiples	5.5x - 26.0x (16.1x)
			Revenue multiples	1.3x - 14.0x (9.9x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$2,274 of loans at fair value were valued using the market comparable companies approach only.
(3)The Company valued $2,173,599 and $282,411 of one stop loans using EBITDA and revenue multiples, respectively.
(4)The Company valued $33,790 and $7,331 of equity investments using EBITDA and revenue multiples, respectively.

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
Other Financial Assets and Liabilities
ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “Debt” which is reported at cost, all assets and liabilities approximate fair value on the Consolidated Statements of Financial Condition due to their short maturity. The fair value of the Company’s debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the Company’s revolving credit facilities approximates their carrying value due to their variable interest rates based on selected short-term rates.
The following are the carrying values and fair values of the Company’s debt as of June 30, 2026 and September 30, 2025:

	As of June 30, 2026		As of September 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$1,496,929	$1,496,929	$1,189,555	$1,189,555
Note 8. Borrowings
In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On April 1, 2022, the Company’s sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company’s offer to repurchase all of its outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, the Company’s asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of June 30, 2026, the Company’s asset coverage for borrowed amounts was 181.2%.
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Through June 20, 2029, all principal collections received on the underlying collateral may be used by the 2025 Issuer to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2025 Issuer and in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2025 Debt Securitization, allowing the Company to maintain the initial leverage in the 2025 Debt Securitization. The 2025 Notes are scheduled to mature on July 20, 2037. The Subordinated 2025 Notes are due in 2125. The Class A-1 2025 Notes, Class A-2 2025 Notes and Class B 2025 Notes are included in the June 30, 2026 Consolidated Statement of Financial Condition as “Debt” of the Company. As of June 30, 2026, the Class C 2025 Notes and Subordinated 2025 Notes were eliminated in consolidation.

As of June 30, 2026 and September 30, 2025, there were 123 and 126 portfolio companies, respectively, with a total fair value of $1,125,962 and $1,139,381, respectively securing the 2025 Debt Securitization. The pool of loans in the 2025 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2025 Debt Securitization is based on three-month SOFR. The three-month SOFR in effect as of June 30, 2026 based on the last interest rate reset was 3.7%.

For the three and nine months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 2025 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$10,818	$1,459	$33,138	$1,459
Amortization of debt issuance costs	191	23	571	23
Total interest and other debt financing expenses	$11,009	$1,482	$33,709	$1,482
Cash paid for interest expense	$10,687	$—	$38,240	$—
Annualized average stated interest rate	5.4%	6.1%	5.5%	6.1%
Average outstanding balance	$799,250	$96,613	$799,250	$32,204
As of June 30, 2026, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month SOFR) of the Class A-1 2025 Notes, Class A-2 2025 Notes and Class B 2025 Notes are as follows:

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
For the three and nine months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the PNC Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$—	$1,784	$—	$8,245
Facility fees	—	47	—	84
Amortization of debt issuance costs	—	335	—	1,004
Total interest and other debt financing expenses	$—	$2,166	$—	$9,333
Cash paid for interest expense	$—	$4,391	$—	$14,755
Annualized average stated interest rate(1)	N/A	6.5%	N/A	6.7%
Average outstanding balance	$—	$110,784	$—	$164,495
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies, if any, to U.S. dollar.
DB Credit Facility: On March 28, 2024 (the “DB Credit Facility Effective Date”), the Company and GBDC 4 Funding II entered into a loan financing and servicing agreement (as amended, the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank National Trust Company, as collateral agent and as collateral custodian. The period during which GBDC 4 Funding II may request drawdowns under the DB Credit Facility (the “DB Credit Facility Revolving Period”) commenced on the DB Credit Facility Effective Date and will continue through March 28, 2027 unless there is an earlier termination or event of default. The DB Credit Facility will mature on March 28, 2030, three years from the last day of the DB Credit Facility Revolving Period, unless terminated earlier in accordance with the DB Credit Facility. On June 13, 2025, the Company entered into an amendment to the DB Credit Facility that, among other things, reduced the applicable margin (a) effective during the DB Credit Facility Revolving Period from 2.35% to 1.75% and (b) effective after the DB Credit Facility Revolving Period from 2.85% to 2.25%. As of June 30, 2026, the DB Credit Facility allowed the Company to borrow in an aggregate amount of up to $300,000, subject to leverage and borrowing base restrictions.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of June 30, 2026, the DB Credit Facility bears interest at the applicable base rate plus 1.75% per annum during the DB Credit Facility Revolving Period and 2.25% after the DB Credit Facility Revolving Period. The base rate under the DB Credit Facility is (i) the three-month CORRA plus an adjustment for a period of three months equal to 0.32138% with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple SONIA with respect to any advances denominated in U.K. pound sterling plus an adjustment for a period of three months equal to 0.1193%, (v) the daily simple Swiss Average Rate Overnight with respect to any advances denominated in Swiss francs, (vi) the three-month Copenhagen Interbank Offered Rate with respect to any advances denominated in Danish krones, (vii) the three-month Bank Bill Benchmark Rate with respect to any advances denominated in New Zealand dollars, (viii) the three-month Norwegian Krone Interbank Offered Rate with respect to any advances denominated in Norwegian krone, (ix) the three-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish krona and (x) the three-month term SOFR with respect to any other advances. Additionally, a syndication/agent fee is payable to the facility agent each quarter. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the DB Credit Facility Revolving Period, an additional fee based on unfunded commitments of the lenders could be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee may be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the DB Credit Facility Effective Date, respectively.
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
As of June 30, 2026 and September 30, 2025, the Company had $195,595 and $198,117, respectively, of outstanding debt under the DB Credit Facility.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$1,784	$3,183	$6,825	$12,350
Facility fees	537	254	1,091	673
Amortization of debt issuance costs	312	311	935	604
Total interest and other debt financing expenses	$2,633	$3,748	$8,851	$13,627
Cash paid for interest expense	$2,605	$4,055	$8,666	$14,887
Annualized average stated interest rate(1)	5.1%	6.4%	5.3%	6.7%
Average outstanding balance	$139,611	$198,687	$173,219	$246,132
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies, if any, to U.S. dollar.
BNP Credit Facility: On August 15, 2024 (the “BNP Credit Facility Effective Date”), the Company and GBDC 4 Funding III entered into a revolving credit and security agreement (the “BNP Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, each of the securitization subsidiaries from time to time parties thereto and Computershare Trust Company, N.A., as collateral agent. Under the BNP Credit Facility, the lenders have agreed to extend credit to GBDC 4 Funding III in an aggregate principal amount of up to $750,000 as of June 30, 2026. The period during which GBDC 4 Funding III may request drawdowns under the BNP Credit Facility (the “BNP Credit Facility Revolving Period”) commenced on the BNP Credit Facility Effective Date and will continue through August 15, 2027, unless there is an earlier termination due to an event of default. The BNP Credit Facility will mature on August 15, 2030, the first business day on or after the date that is the 36-month anniversary of the last day of the BNP Credit Facility Revolving Period, unless terminated earlier in accordance with the BNP Credit Facility. On November 26, 2025, the Company entered into an agreement to the documents governing the BNP Credit Facility that, among other things, reduced the applicable margin (a) effective during the BNP Credit Facility Reinvestment Period from 2.10% to 1.85% and (b) effective after the BNP Credit Facility Reinvestment Period from 2.35% to 2.10%.
As of June 30, 2026, borrowings under the BNP Credit Facility in United States Dollars will bear interest at the applicable base rate plus 1.85% per annum during the BNP Credit Facility Revolving Period, and 2.10% per annum after the BNP Credit Facility Revolving Period (the “BNP Credit Facility Applicable Margin”), and borrowings in eligible currencies other than United States Dollars will bear interest at the applicable base rate plus the BNP Credit Facility Applicable Margin. The base rate under the BNP Credit Facility is (i) term CORRA with respect to any advances denominated in Canadian dollars, (ii) the 3-month Euro Interbank Offered Rate with respect to any advances denominated in Euros, (iii) the 3-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the adjusted cumulative compound Sterling Overnight Index Average with respect to any advances denominated in U.K. pound sterling, (v) daily simple adjusted non-cumulative compound SARON with respect to any advances denominated in Swiss francs, (vi) 3-month Norwegian Interbank Offered Rate with respect to any advances denominated in Norwegian Krona, (vii) 3-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish Krona and (viii) the term SOFR with respect to advances denominated in United States Dollars and any other advances.
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of June 30, 2026 and September 30, 2025, the Company had $502,084 and $192,188, respectively, of outstanding debt under the BNP Credit Facility.
For the three and nine months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the BNP Credit Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$6,114	$8,367	$14,751	$19,966
Amortization of debt issuance costs	480	480	1,439	1,440
Total interest and other debt financing expenses	$6,594	$8,847	$16,190	$21,406
Cash paid for interest expense	$5,000	$8,202	$12,037	$15,085
Annualized average stated interest rate(1)	5.3%	6.3%	5.3%	6.4%
Average outstanding balance	$458,874	$531,137	$371,566	$414,351
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies, if any, to U.S. dollar.
Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of June 30, 2026 and September 30, 2025, the Company was permitted to borrow up to $100,000 in U.S. dollars and certain agreed upon foreign currencies, with a maturity date of March 26, 2028. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of June 30, 2026 was 3.8%. As of June 30, 2026 and September 30, 2025, the Company had no outstanding debt under the Adviser Revolver.
For the three and nine months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$—	$140	$—	$140
Cash paid for interest expense	—	—	127	—
Annualized average stated interest rate(1)	N/A	4.1%	N/A	4.1%
Average outstanding balance	$—	$13,673	$—	$4,559
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies, if any, to U.S. dollar.
For the three and nine months ended June 30, 2026, the average total debt outstanding was $1,397,735 and $1,344,035, respectively. For the three and nine months ended June 30, 2025, the average total debt outstanding was $950,894 and $861,741, respectively.
For both the three and nine months ended June 30, 2026, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 5.8%. For the three and nine months ended June 30, 2025, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 6.9% and 7.1%, respectively.

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
A summary of the Company’s maturity requirements for borrowings as of June 30, 2026 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
DB Credit Facility	$195,595	$—	$—	$195,595	$—
BNP Credit Facility	502,084	—	—	502,084	—
2025 Debt Securitization	799,250	—	—	—	799,250
Total borrowings	$1,496,929	$—	$—	$697,679	$799,250
Note 9. Commitments and Contingencies
Commitments: As of June 30, 2026, the Company had outstanding commitments to fund investments totaling $419,510, including $198,857 of commitments on undrawn revolvers. As of September 30, 2025, the Company had outstanding commitments to fund investments totaling $462,709, including $175,950 of commitments on undrawn revolvers.
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
Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of June 30, 2026 and September 30, 2025. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.
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

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 10. Financial Highlights
The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data:(1)	2026	2025
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income	(0.76)	(1.29)
Net investment income	1.18	1.22
Net realized gain (loss) on investment transactions	0.02	0.00 ^
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.44)	0.07
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	5.11%	8.86%
Number of common shares outstanding	81,864,005.909	66,397,771.207

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2026	2025
Ratio of net investment income to average net assets*	10.53%	10.87%
Ratio of total expenses to average net assets*(5)	11.83%	13.25%
Ratio of management fee waiver to average net assets*	(1.87)%	(1.83)%
Ratio of incentive fee waiver to average net assets(5)	(0.86)%	(0.91)%
Ratio of incentive fees to average net assets(5)	1.61%	1.85%
Ratio of net expenses to average net assets*(5)	9.10%	10.51%
Ratio of total expenses (without incentive fees) to average net assets*(5)	10.22%	11.40%
Total return based on average net asset value(6)	4.91%	8.63%
Total return based on average net asset value - annualized*(6)	6.57%	11.54%
Net assets at end of period	$1,227,961	$995,967
Average debt outstanding	$1,344,035	$861,741
Average debt outstanding per share	$16.42	$12.98
Portfolio Turnover*	9.81%	6.89%
Asset coverage ratio(7)	181.22%	182.58%
Asset coverage ratio per unit(8)	$1,812	$1,826
Average market value per unit(9):
2025 Debt Securitization	N/A	N/A
Adviser Revolver	N/A	N/A
DB Credit Facility	N/A	N/A
BNP Credit Facility	N/A	N/A
PNC Facility	N/A	N/A

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
Note 11. Earnings Per Share
The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2026 and 2025:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Earnings available to stockholders	$32,205	$23,616	$56,906	$66,171
Basic and diluted weighted average shares outstanding	81,864,006	58,534,461	77,575,939	51,284,378
Basic and diluted earnings per share	$0.39	$0.40	$0.73	$1.29
Note 12. Dividends and Distributions
The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the nine months ended June 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share		Total Dividends Declared
For the nine months ended June 30, 2026
08/01/2025	10/15/2025	12/17/2025	71,236,992.933	$0.1330		$9,475
11/14/2025	11/14/2025	01/21/2026	71,236,992.933	0.1425		10,150
11/14/2025	12/12/2025	02/18/2026	71,496,901.607	0.1446		10,339
11/14/2025	01/16/2026	03/18/2026	77,959,283.765	0.1322		10,309
02/02/2026	02/25/2026	05/20/2026	78,229,297.484	—	(1)	—
02/02/2026	03/16/2026	05/20/2026	78,229,297.484	—	(2)	—
02/02/2026	04/17/2026	06/17/2026	81,864,005.909	—	(3)	—
05/01/2026	05/25/2026	08/19/2026	81,864,005.909	0.0882		7,220
05/01/2026	06/19/2026	08/19/2026	81,864,005.909	0.1150		9,413
Total dividends declared for the nine months ended June 30, 2026						$56,906

Golub Capital BDC 4, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the nine months ended June 30, 2025
08/02/2024	10/15/2024	12/18/2024	43,346,830.170	$0.1267	$5,494
11/14/2024	11/15/2024	01/08/2025	43,346,830.170	0.1488	6,449
11/14/2024	12/13/2024	02/18/2025	43,551,339.102	0.1917	8,349
11/14/2024	01/17/2025	03/18/2025	50,938,518.774	0.1262	6,431
02/03/2025	02/26/2025	05/21/2025	51,051,506.453	0.1614	8,239
02/03/2025	03/17/2025	05/21/2025	51,051,506.453	0.1487	7,593
02/03/2025	04/18/2025	06/17/2025	57,232,221.572	0.1217	6,968
05/02/2025	05/26/2025	08/20/2025	57,446,759.391	0.1348	7,742
05/02/2025	06/20/2025	08/20/2025	66,397,771.207	0.1341	8,906
Total dividends declared for the nine months ended June 30, 2025					$66,171
(1)On February 2, 2026, the Company’s board of directors declared a distribution in an amount (if positive) such that the Company’s net asset value as of February 28, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2026 through February 28, 2026 and the payment of this distribution is $15.00 per share. As the net asset value per share was $15.00 per share or lower, the distribution declared for the period was zero.
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
(3)On February 2, 2026, the Company’s board of directors declared a distribution in an amount (if positive) such that the Company’s net asset value as of April 30, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2026 through April 30, 2026 and the payment of this distribution is $15.00 per share. As the net asset value per share was $15.00 per share or lower, the distribution declared for the period was zero.
The following table summarizes the Company’s distributions reinvested during the nine months ended June 30, 2026 and 2025:

Payment Date	DRIP Shares Issued	NAV ($) Per Share	DRIP Shares Value
For the nine months ended June 30, 2026
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
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 13. Subsequent Events
In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:
On May 1, 2026 and July 31, 2026, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

August 24, 2026	November 19, 2026
In an amount (if positive) such that the net asset value of the Company as of August 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period August 1, 2026 through August 31, 2026 and the payment of this distribution is $15.00 per share.

September 14, 2026	November 19, 2026
In an amount (if positive) such that the net asset value of the Company as of September 30, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period September 1, 2026 through September 30, 2026 and the payment of this distribution is $15.00 per share.

October 16, 2026	December 16, 2026
In an amount (if positive) such that the net asset value of the Company as of October 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2026 through October 31, 2026 and the payment of this distribution is $15.00 per share.

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
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $90.0 billion in capital under management(1) as of April 1, 2026, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
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

(1) “Capital under management” is a gross measure of invested capital including leverage as of April 1, 2026.

As of June 30, 2026 and September 30, 2025, our portfolio at fair value was comprised of the following:

	As of June 30, 2026		As of September 30, 2025
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$120,063	4.6%	$77,408	3.5%
One stop	2,480,728	93.0	2,063,173	93.4
Second lien	3,736	0.1	12,722	0.6
Subordinated debt	21,841	0.8	20,741	0.9
Equity	41,121	1.5	35,130	1.6
Total	$2,667,489	100.0%	$2,209,174	100.0%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2026 and September 30, 2025, one stop loans included $241.7 million and $216.3 million, respectively, of recurring revenue loans at fair value.
As of June 30, 2026 and September 30, 2025, we had debt and equity investments in 265 and 218 portfolio companies, respectively.
The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of both our earning and total portfolio company investments, as well as the annualized total return based on our average net asset value and our annualized net investment income - return on equity, in each case, for the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and 2025:

	Three months ended		Nine months ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Weighted average income yield*(1)	9.2%	9.1%	9.2%	10.3%
Weighted average investment income yield*(2)	9.4%	9.3%	9.5%	10.6%
Weighted average income yield of total investments*(3)	9.0%	9.0%	9.1%	10.2%
Weighted average investment income yield of total investments*(4)	9.3%	9.2%	9.4%	10.5%
Total return based on average net asset value(5)	2.6%	(0.4)%	4.9%	8.6%
Annualized total return based on average net asset value*(5)	10.6%	N/A	6.6%	11.5%
Net investment income - return on equity*(6)	10.1%	10.5%	10.5%	10.9%

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

As of June 30, 2026, GBDC 4 has earned an inception-to-date internal rate of return, or IRR, of 11.4% for stockholders taken as a whole. An individual stockholder’s IRR could vary based on the timing of their capital transactions. For the nine months ended June 30, 2026 and 2025, GBDC 4 earned a fiscal year-to-date IRR of 6.7% and 12.0%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the dividend reinvestment plan, or DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).
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

Recent Developments
On May 1, 2026 and July 31, 2026, our board of directors declared distributions to holders of record of our common stock as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 17, 2026	September 16, 2026
In an amount (if positive) such that our net asset value as of July 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period July 1, 2026 through July 31, 2026 and the payment of this distribution is $15.00 per share.

August 24, 2026	November 19, 2026
In an amount (if positive) such that our net asset value as of August 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period August 1, 2026 through August 31, 2026 and the payment of this distribution is $15.00 per share.

September 14, 2026	November 19, 2026
In an amount (if positive) such that our net asset value as of September 30, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period September 1, 2026 through September 30, 2026 and the payment of this distribution is $15.00 per share.

October 16, 2026	December 16, 2026
In an amount (if positive) such that our net asset value as of October 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period October 1, 2026 through October 31, 2026 and the payment of this distribution is $15.00 per share.

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
Consolidated operating results for the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and 2025 are as follows:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2026	March 31, 2026	June 30, 2026 vs. March 31, 2026	June 30, 2026	June 30, 2025	2026 vs. 2025
	(In thousands)
Interest income	$53,097	$50,229	$2,868	$154,174	$112,679	$41,495
Payment-in-kind interest income	4,120	3,583	537	11,471	7,020	4,451
Discount amortization	1,663	1,352	311	5,171	3,722	1,449
Non-cash dividend income	228	243	(15)	711	387	324
Dividend income	2	—	2	154	69	85
Fee income	200	134	66	559	528	31
Total investment income	59,310	55,541	3,769	172,240	124,405	47,835
Net expenses	28,483	25,211	3,272	81,007	62,063	18,944
Net investment income	30,827	30,330	497	91,233	62,342	28,891
Net realized gain (loss) on investment transactions	1,180	258	922	1,674	67	1,607
Net change in unrealized appreciation (depreciation) on investment transactions	198	(35,851)	36,049	(36,001)	3,762	(39,763)
Net increase (decrease) in net assets resulting from operations	$32,205	$(5,263)	$37,468	$56,906	$66,171	$(9,265)
Average earning debt investments, at fair value	$2,516,701	$2,413,117	$103,584	$2,420,154	$1,563,212	$856,942
Average earning preferred equity investments, at fair value	$6,642	$7,538	$(896)	$7,083	$3,920	$3,163
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
Investment Income
Investment income increased from the three months ended March 31, 2026 to the three months ended June 30, 2026 by $3.8 million, primarily due to an increase in interest income due to an increase in the average earning debt investments balance of $103.6 million.
Investment income increased from the nine months ended June 30, 2025 to the nine months ended June 30, 2026 by $47.8 million, primarily due to (i) an increase in interest and payment-in-kind (“PIK”) interest income due to an increase in the average earning debt investments balance of $856.9 million and (ii) increased discount amortization and prepayment fee income driven by increased loan repayments that were partially offset by the impact of declining interest base and spread rates.

The annualized income yield by debt security type for the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and 2025 are as follows:

	Three months ended		Nine months ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Senior secured	8.6%	8.6%	8.7%	9.6%
One stop	9.1%	9.0%	9.1%	10.2%
Second lien	13.2%	13.4%	12.9%	13.9%
Subordinated debt	10.9%	10.3%	10.4%	11.5%
Income yields on senior secured and one stop loans remained relatively flat for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026. Income yields on senior secured and one stop loans decreased for the nine months ended June 30, 2026 as compared to the nine months ended June 30, 2025, primarily due to declining interest base rates and, to a lesser extent, spread compression on new and amended debt investments. Our loan portfolio is partially insulated from a drop in floating interest rates as 96.2% of our loan portfolio at fair value as of June 30, 2026 is subject to an interest rate floor. As of June 30, 2026 and September 30, 2025, the weighted average base rate floor of our loans was 0.70% and 0.75%, respectively.

As of June 30, 2026, we have second lien investments in one portfolio company and subordinated debt investments in four portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.
For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses
The following table summarizes our expenses for the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and 2025:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2026	March 31, 2026	June 30, 2026 vs. March 31, 2026	June 30, 2026	June 30, 2025	2026 vs. 2025
	(In thousands)
Interest and facility fee expenses	$19,253	$17,950	$1,303	$55,805	$42,918	$12,887
Amortization of debt issuance costs	983	971	12	2,945	3,070	(125)
Base management fee, net of waiver	3,235	3,056	179	9,238	5,999	3,239
Income incentive fee, net of waiver	3,425	3,210	215	9,986	6,954	3,032
Capital gain incentive fee accrued (reversal) under GAAP	—	(1,440)	1,440	(1,357)	241	(1,598)
Administrative service fee	895	789	106	2,416	1,540	876
Professional fees	564	564	—	1,650	1,126	524
General and administrative expenses	128	111	17	324	215	109
Net expenses	$28,483	$25,211	$3,272	$81,007	$62,063	$18,944
Average debt outstanding	$1,397,735	$1,334,097	$63,638	$1,344,035	$861,741	$482,294
Interest Expense
Interest and other debt financing expenses, net of amortization of debt issuance costs, increased by $1.3 million from the three months ended March 31, 2026 to the three months ended June 30, 2026 primarily due to an increase in interest expense from the increase in our average debt outstanding of $63.6 million. Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $12.8 million from the nine months ended June 30, 2025 to the nine months ended June 30, 2026, primarily due to an increase in average debt outstanding of $482.3 million that was partially offset by lower interest base rates on our floating rate borrowings and reduced interest rate spreads resulting from (1) the June 2025 amendment to our DB Credit Facility (as defined in Note 8 of our consolidated financial statements) that reduced the interest rate spread to SOFR plus 1.75% from SOFR plus 2.35%, (2) the June 2025 issuance of our 2025 Debt Securitization (as defined in Note 8 of our consolidated financial statements) that bears interest at three-month SOFR plus a weighted average spread of 1.68% and (3) the November 2025 amendment to our BNP Credit Facility (as defined in Note 8 of our consolidated financial statements) that reduced the interest rate spread to SOFR plus 1.85% from SOFR plus 2.10%. For more information about our outstanding borrowings for the three and nine months ended June 30, 2026 and 2025, including the terms thereof, see Note 8 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For both the three months ended June 30, 2026 and March 31, 2026, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 5.8%. For the nine months ended June 30, 2026 and 2025, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 5.8% and 7.1%, respectively.
The effective annualized average interest rate remained relatively flat from the three months ended March 31, 2026 to the three months ended June 30, 2026. The effective annualized average interest rate decreased from the nine months ended June 30, 2026 compared to the nine months ended June 30, 2025 primarily due to decreased interest base rates and lower interest rate spreads on our DB Facility, BNP Facility and our 2025 Debt Securitization.

Management Fee
The base management fee, net of waiver, increased as a result of an increase in average gross assets for the three months ended March 31, 2026 to the three months ended June 30, 2026. The base management fee, net of waiver, increased as a result of an increase in average gross assets for the nine months ended June 30, 2025 to the nine months ended June 30, 2026.
Incentive Fees
The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.
For the nine months ended June 30, 2026, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee, as a percentage of Pre-Incentive Fee Net Investment Income was 20.0%. GC Advisors has agreed to irrevocably waive the portion of the Income Incentive Fee that exceeds 10.0% of Pre-Incentive Fee Net Investment Income for periods ending on or prior to the date of the closing of a Liquidity Event. The Income Incentive Fee, net of waiver, increased by $0.2 million from the three months ended March 31, 2026 to the three months ended June 30, 2026 primarily due to an increase in Pre-Incentive Fee Net Investment Income driven by net funds growth. The Income Incentive Fee, net of waiver, increased by $3.0 million from the nine months ended June 30, 2025 to the nine months ended June 30, 2026, primarily due to an increase in Pre-Incentive Fee Net Investment Income driven by net funds growth.
As of June 30, 2026 and September 30, 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of June 30, 2026 there was no capital gain incentive fee accrual under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition. As of September 30, 2025, there was $1.4 million of capital gain incentive fee accrued under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition. For the three months ended June 30, 2026, there was no accrual for the capital gain incentive fee under GAAP. For both the three months ended March 31, 2026 and the nine months ended June 30, 2026, we recorded a reversal of the capital gain incentive fee under GAAP of $1.4 million. For the nine months ended June 30, 2025, the accrual for the capital gain incentive fee under GAAP was $0.2 million.
Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of June 30, 2026 and September 30, 2025, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.
Professional Fees, Administrative Service Fee and General and Administrative Expenses
In total, professional fees, the administrative service fee and general and administrative expenses increased by $0.1 million from the three months ended March 31, 2026 to the three months ended June 30, 2026 primarily due to higher administrative expenses associated with servicing a growing portfolio.
In total, professional fees, the administrative service fee and general and administrative expenses increased by $1.5 million from the nine months ended June 30, 2025 to the nine months ended June 30, 2026 primarily due to higher administrative expenses and professional fees associated with servicing a growing portfolio.
The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended June 30, 2026 and March 31, 2026 were $0.3 million and $0.7 million, respectively. Total expenses reimbursed to the Administrator during the nine months ended June 30, 2026 and 2025 were $1.6 million and $1.2 million, respectively.
As of June 30, 2026 and September 30, 2025, included in accounts payable and other liabilities were $0.5 million and $0.6 million, respectively, of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses
The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and 2025:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2026	March 31, 2026	June 30, 2026 vs. March 31, 2026	June 30, 2026	June 30, 2025	2026 vs. 2025
	(In thousands)
Net realized gain (loss) from investments	$1,319	$—	$1,319	$1,319	$—	$1,319
Net realized gain (loss) from foreign currency transactions	(139)	258	(397)	355	67	288
Net realized gain (loss) on investment transactions	$1,180	$258	$922	$1,674	$67	$1,607
Unrealized appreciation from investments	$6,901	$1,358	$5,543	$2,592	$8,825	$(6,233)
Unrealized (depreciation) from investments	(6,852)	(37,008)	30,156	(38,348)	(4,765)	(33,583)
Unrealized appreciation (depreciation) from forward currency contracts	62	309	(247)	361	(966)	1,327
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	87	(509)	596	(606)	668	(1,274)
Net change in unrealized appreciation (depreciation) on investment transactions	$198	$(35,850)	$36,048	$(36,001)	$3,762	$(39,763)
During the three months ended June 30, 2026, we had a net realized gain on investment transactions of $1.2 million driven by $1.3 million of realized gains recognized on the disposition of equity investments in multiple portfolio companies that was partially offset by net realized losses recognized on the translation of foreign currency amounts and transactions into U.S. dollars. During the three months ended March 31, 2026, we had a net realized gain on investment transactions of $0.3 million driven by the translation of foreign currency amounts and transactions into U.S. dollars.
During the nine months ended June 30, 2026, we had a net realized gain on investment transactions of $1.7 million driven by (i) $1.3 million of realized gains recognized on the disposition of equity investments in multiple portfolio companies and (ii) net realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars. During the nine months ended June 30, 2025, we had a net realized gain on investment transactions of $0.1 million, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars.
For the three months ended June 30, 2026, we had $6.9 million in unrealized appreciation on 160 portfolio company investments, which was offset by $6.9 million in unrealized depreciation on 124 portfolio company investments.
For the three months ended March 31, 2026, we had $1.4 million in unrealized appreciation on 53 portfolio company investments, which was offset by $37.0 million in unrealized depreciation on 215 portfolio company investments.
For the nine months ended June 30, 2026, we had $2.6 million in unrealized appreciation on 60 portfolio company investments, which was offset by $38.3 million in unrealized depreciation on 224 portfolio company investments.
For the nine months ended June 30, 2025, we had $8.8 million in unrealized appreciation on 89 portfolio company investments, which was offset by $4.8 million in unrealized depreciation on 107 portfolio company investments.
Unrealized appreciation for the three months ended June 30, 2026 was primarily due to the reversal of previously recognized unrealized depreciation related to fair value adjustments related to market wide credit spread widening recognized during the quarter ended March 31, 2026. Unrealized appreciation for three months ended March 31, 2026 primarily resulted from fair valuing recent originations up to or near par and an increase in fair values of certain portfolio company equity investments. Unrealized appreciation for the nine months ended June 30, 2026 and 2025 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value of certain portfolio company investments.

Unrealized depreciation for the three months ended June 30, 2026 primarily resulted from (1) the reversal of previously recognized unrealized appreciation on the disposition of multiple portfolio company equity investments and (2) isolated deterioration in the performance of (i) debt and equity investments in portfolio companies that were moved to or on non-accrual status as well as (ii) isolated deterioration in the credit performance of a small number of portfolio companies. Unrealized depreciation for the three months ended March 31, 2026 primarily resulted from (1) fair value adjustments across our portfolio company investments related to market wide credit spread widening during the three months ended March 31, 2026, primarily on our well-performing loans rated in our highest internal performance rating 4 and 5 categories, as defined below under the “Portfolio Composition, Investment Activity and Yield” section and (2) isolated deterioration in the performance of (i) debt investments in portfolio companies that were moved to or on non-accrual status and (ii) debt and equity investments in certain portfolio companies with pre-existing credit challenges. Unrealized depreciation for the nine months ended June 30, 2026, primarily resulted from (1) fair value adjustments across our portfolio company investments related to market wide credit spread widening during the three months ended March 31, 2026, primarily on our well-performing loans rated in our highest internal performance rating 4 and 5 categories and (2) isolated deterioration in the performance of (i) debt and equity investments in portfolio companies that were moved to or on non-accrual status as well as (ii) isolated deterioration in the credit performance of a small number of portfolio companies. Unrealized depreciation for the nine months ended June 30, 2025 primarily resulted from amortization of discounts on originated loans during the year and a modest decrease in market prices of certain portfolio company investments.

Liquidity and Capital Resources
For the nine months ended June 30, 2026, we experienced a net increase in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies of $4.1 million. During the period, cash used in operating activities was $405.5 million, primarily as a result of fundings of portfolio investments of $643.1 million, partially offset by proceeds from principal payments and sales of portfolio investments of $179.8 million. During the same period, cash provided by financing activities was $409.6 million, primarily driven by borrowings on debt of $646.6 million and proceeds from the issuance of common shares of $147.7 million, partially offset by repayments of debt of $336.4 million and distributions paid of $48.2 million.
For the nine months ended June 30, 2025, we experienced a net increase in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies of $269.0 million. During the period, cash used in operating activities was $503.1 million, primarily as a result of fundings of portfolio investments of $636.2 million, partially offset by proceeds from principal payments and sales of portfolio investments of $81.7 million. During the same period, cash provided by financing activities was $772.1 million, primarily driven by borrowings on debt of $2,163.3 million and proceeds from the issuance of common shares of $332.7 million, partially offset by repayments of debt of $1,667.3 million and distributions paid of $52.0 million.
As of June 30, 2026 and September 30, 2025, we had cash, cash equivalents and foreign currencies totaling $13.2 million and $17.8 million, respectively, and restricted cash, restricted cash equivalents and restricted foreign currencies totaling $57.6 million and $48.5 million, respectively. Cash, cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash, restricted cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitization or credit facilities, as applicable.
As of June 30, 2026 and September 30, 2025, we had investor capital subscriptions totaling $1,523.6 million and $1,523.6 million, respectively, of which $1,183.9 million and $1,036.4 million, respectively, had been called and contributed, leaving $339.7 million and $487.3 million of uncalled investor capital subscriptions, respectively.
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
DB Credit Facility - On March 28, 2024, we and GBDC 4 Funding II entered into the DB Credit Facility (as defined in Note 8 of our consolidated financial statements) with Deutsche Bank. As of June 30, 2026 and September 30, 2025, the DB Credit Facility, as amended, allowed GBDC 4 Funding II to borrow up to $300.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2026 and September 30, 2025, we had $195.6 million and $198.1 million, respectively, outstanding under the DB Credit Facility. As of June 30, 2026 and September 30, 2025, subject to leverage and borrowing base restrictions, we had approximately $104.4 million and $101.9 million of remaining commitments, respectively, and $9.2 million and $1.0 million, respectively, of availability on the DB Credit Facility.
BNP Credit Facility - On August 15, 2024, we and GBDC 4 Funding III entered into the BNP Credit Facility (as defined in Note 8 of our consolidated financial statements) with BNP Paribas. As of June 30, 2026 and September 30, 2025, the BNP Credit Facility allowed GBDC 4 Funding III to borrow up to $750.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2026 and September 30, 2025, we had outstanding debt of $502.1 million and $192.2 million, respectively, under the BNP Credit Facility. As of June 30, 2026 and September 30, 2025, subject to leverage and borrowing base restrictions, we had approximately $247.9 million and $557.8 million, respectively, of remaining commitments and $91.0 million and $134.2 million, respectively, of availability on the BNP Credit Facility.

Adviser Revolver - As of June 30, 2026 and September 30, 2025, we were permitted to borrow up to $100.0 million at any one time outstanding under the Adviser Revolver. As of June 30, 2026 and September 30, 2025, we had $100.0 million of commitments and availability under the Adviser Revolver. As of June 30, 2026 and September 30, 2025, we had no outstanding debt under the Adviser Revolver.
Debt Securitizations
2025 Debt Securitization - On June 20, 2025, we completed the 2025 Debt Securitization (as defined in Note 8 of our consolidated financial statements). The Class A-1 2025 Notes, Class A-2 2025 Notes and Class B 2025 Notes (each as defined in Note 8 of our consolidated financial statements) are included in the June 30, 2026 Consolidated Statements of Financial Condition as our “Debt,” and the Class C 2025 Notes and Subordinated 2025 Notes were eliminated in consolidation. As of both June 30, 2026 and September 30, 2025, we had outstanding debt of $799.3 million under the 2025 Debt Securitization.
Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations
In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On April 1, 2022, our sole stockholder approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined an offer by us to repurchase all our outstanding shares of common stock. As a result of such approval, effective as of April 2, 2022, our asset coverage requirement is reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.85x to 1.25x. As of June 30, 2026, our asset coverage for borrowed amounts was 181.2%.
As of June 30, 2026, we had outstanding commitments to fund investments totaling $419.5 million, including $198.9 million of unfunded commitments on revolvers. As of September 30, 2025, we had outstanding commitments to fund investments totaling $462.7 million, including $176.0 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement as of June 30, 2026 and September 30, 2025, respectively. A summary of maturity requirements for our principal borrowings under the DB Credit Facility, BNP Credit Facility, the 2025 Debt Securitization and the Adviser Revolver as of June 30, 2026 are included in Note 8 of our consolidated financial statements. We did not have any other material contractual payment obligations as of June 30, 2026. As of June 30, 2026, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash and restricted cash balances that we maintain, availability under our DB Credit Facility, BNP Credit Facility, 2025 Debt Securitization and Adviser Revolver, as well as ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.
In addition, we have entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 of our consolidated financial statements for outstanding forward currency contracts as of June 30, 2026 and September 30, 2025. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and could realize a loss. We seek to minimize market risk through monitoring our investments and borrowings.
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

Portfolio Composition, Investment Activity and Yield
As of June 30, 2026 and September 30, 2025, we had investments in 265 and 218 portfolio companies, respectively, with a total fair value of $2,667.5 million and $2,209.2 million, respectively.
The following table shows the asset mix of our new investment commitments for the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and 2025:

	Three months ended				Nine months ended
	June 30, 2026		March 31, 2026		June 30, 2026		June 30, 2025
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$1,138	0.6%	$4,608	2.9%	$46,210	7.0%	$28,856	4.3%
One stop	207,612	97.0	150,797	95.5	600,934	91.6	621,959	93.1
Subordinated debt	—	—	—	—	—	—	3,770	0.6
Equity	5,215	2.4	2,416	1.6	8,899	1.4	13,145	2.0
Total new investment commitments	$213,965	100.0%	$157,821	100.0%	$656,043	100.0%	$667,730	100.0%
For the nine months ended June 30, 2026 and 2025, we had approximately $179.8 million and $81.7 million, respectively, in proceeds from principal payments and sales of portfolio investments.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2026(1)			As of September 30, 2025(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$120,696	$119,922	$120,063	$77,389	$76,691	$77,408
Non-accrual(3)	—	—	—	—	—	—
One stop:
Performing	2,518,342	2,490,812	2,480,381	2,069,014	2,037,002	2,063,173
Non-accrual(3)	680	608	347	—	—	—
Second lien:
Performing	3,736	3,713	3,736	12,674	12,600	12,722
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	22,213	22,387	21,841	20,908	20,615	20,741
Non-accrual(3)	—	—	—	—	—	—
Equity
Performing	N/A	36,552	40,554	N/A	29,539	35,130
Non-accrual(3)	N/A	759	567	N/A	—	—
Total	$2,665,667	$2,674,753	$2,667,489	$2,179,985	$2,176,447	$2,209,174

(1)As of June 30, 2026, $469.8 million and $466.4 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loans to be PIK interest. As of June 30, 2026, $0.6 million and $0.3 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
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

As of June 30, 2026, we had loans in two portfolio companies and preferred equity securities in one portfolio company on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 0.1% and less than 0.1%, respectively. As of September 30, 2025, we had no investments on non-accrual status.
As of June 30, 2026 and September 30, 2025, the fair value of our debt investments as a percentage of the outstanding principal value was 98.5% and 99.7%, respectively.
The following table shows the weighted average rate, spread over the applicable base rate of floating rate, fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and 2025:

	Three months ended		Nine months ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Weighted average rate of new investment fundings	8.3%	8.5%	8.4%	9.3%
Weighted average spread over the applicable base rate of new floating rate investment fundings	4.8%	4.8%	4.8%	5.1%
Weighted average fees of new investment fundings	0.7%	0.5%	0.6%	0.8%
Weighted average rate of sales and payoffs of portfolio investments(1)	8.5%	9.2%	8.9%	9.6%

(1)    Excludes the disposition of non-accrual assets, if any.
As of June 30, 2026, 96.1% and 96.2% of our debt portfolio at amortized cost and fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2025, 96.6% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.
As of June 30, 2026 and September 30, 2025, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $89.9 million and $89.5 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.
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
The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2026 and September 30, 2025:

	As of June 30, 2026		As of September 30, 2025
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)		Percentage of Total Investments
5	$32,417	1.2%	$144,827		6.5%
4	2,593,794	97.3	2,053,909		93.0
3	40,332	1.5	10,438		0.5
2	946	0.0 †	0	*	0.0 †
1	—	—	—		—
Total	$2,667,489	100.0%	$2,209,174		100.0%

* Represents an amount less than $1.
† Represents an amount less than 0.1%.
The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of June 30, 2026 and September 30, 2025:

	Average Price(1)
Category	June 30, 2026	September 30, 2025
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.7%	99.8%
Internal Performance Rating 3 (Performing Below Expectations)	90.2	94.8
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	51.1	—
Total	98.5%	99.7%

(1)Includes only debt investments held as of June 30, 2026 and September 30, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

The following table shows the distribution of our investments in our software industry segment on the 1 to 5 internal performance rating scale at fair value as of June 30, 2026 and September 30, 2025:

	As of June 30, 2026		As of September 30, 2025
Internal Performance Rating	Software Investments at Fair Value (In thousands)	Percentage of Total Software Investments	Software Investments at Fair Value (In thousands)		Percentage of Total Software Investments
5	$2,022	0.3%	$37,987		6.4%
4	678,554	97.9	546,553		92.6
3	12,104	1.7	5,762		1.0
2	659	0.1	0	*	0.0 †
1	—	—	—		—
Total	$693,339	100.0%	$590,302		100.0%

* Represents an amount less than $1.
† Represents an amount less than 0.1%.
The table below details the fair value of our debt investments in our software industry segment as a percentage of the outstanding principal value by internal performance rating held as of June 30, 2026 and September 30, 2025:

	Average Price(1)
Category	June 30, 2026	September 30, 2025
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	97.7%	99.9%
Internal Performance Rating 3 (Performing Below Expectations)	94.6	94.9
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	84.0	—
Total	97.7%	99.9%

(1)Includes only debt investments held as of June 30, 2026 and September 30, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

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

Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•We entered into the Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, chief executive officer of GC Advisors and an interested director of Golub Capital BDC 4, and Mr. David Golub, our president, chief executive officer, and chairman, are managers of GC Advisors, and each of Messrs. Lawrence Golub and David Golub own an indirect pecuniary interest in GC Advisors.
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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, acquired 700.000 shares of our common stock as part of our conversion to a Maryland corporation in respect of GGP Holdings LP's capital contribution prior to such date of $10,500. Additionally, on April 1, 2022, GGP Holdings LP transferred its 700.000 shares of common stock and its capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. GGP Class B-P, LLC concurrently entered into a subscription agreement with us to purchase our common stock on the same terms and conditions as other investors for a capital subscription of $100.0 million. As of June 30, 2026, we have issued 6,667,366.664 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $100.0 million and have also issued 139,172.373 shares to GGP Class B-P, LLC through the DRIP.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., or GBDC, a publicly-traded business development company (Nasdaq: GBDC), Golub Capital Direct Lending Corporation, or GDLC, Golub Capital Direct Lending Unlevered Corporation, or GDLCU, Golub Capital Private Credit Fund, or GCRED, Golub Capital Private Income Fund I, or GPIF I, and Golub Capital Private Income Fund S, or GPIF S, all of which are business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, our officers and directors serve in similar capacities for GBDC, GDLC, GDLCU, GCRED, GPIF I and GPIF S. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC, GDLC, GDLCU, GCRED, GPIF I, GPIF S and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts.

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
Valuation methods include comparisons of the portfolio companies to peer companies that are public, determination of the enterprise value of a portfolio company, discounted cash flow analysis and a market interest rate approach. The factors that are taken into account in fair value pricing investments include: available current market data, including relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business; comparisons of financial ratios of peer companies that are public; comparable merger and acquisition transactions; and the principal market and enterprise values. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Valuation Designee will consider the pricing indicated by the external event to corroborate the valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments can differ significantly from the values that would have been used had a readily available market value existed for such investments and differ materially from values that are ultimately received or settled.
Our Valuation Designee is ultimately and solely responsible for determining, in good faith, the fair value of investments that are not publicly-traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination. As part of the valuation process described below, the Valuation Designee discusses the valuation conclusions and determined the fair value of each portfolio investment in good faith.
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
In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Valuation Designee’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and the Valuation Designee considers factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the nine months ended June 30, 2026 and 2025. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation in accordance with the multi-step valuation process described above in “ — Fair Value Measurements”. For periods ending on or before December 31, 2025, at least every other quarter, the valuation for each portfolio investment (subject to a de minimis threshold) was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. For periods beginning after December 31, 2025, the valuation process is conducted on a monthly basis and this monthly valuation process begins with each portfolio investment being initially valued, based on the fair value methodology in accordance with ASC Topic 820 described below, either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) investment valuation firms that have been engaged to support the valuation of portfolio investments. Each month the valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of our debt and equity investments without readily available market quotations (subject to a de minimis threshold) was either (i) performed by or (ii) reviewed by an independent valuation firm. All investments as of June 30, 2026 and September 30, 2025 were valued using Level 3 inputs. As of June 30, 2026 and September 30, 2025, all money market funds included in cash equivalents and restricted cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.
When determining fair value of Level 3 debt and equity investments, the Valuation Designee could take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly-traded securities, and changes in the interest rate environment and the credit markets generally that could affect the price at which similar investments could be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. A portfolio company’s EBITDA could include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value, which may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.
In addition, for certain debt investments, the Valuation Designee could base its valuation on indicative bid and ask prices provided by an independent third-party pricing service or directly from independent brokers. Bid prices reflect the highest price that we and others could be willing to pay. Ask prices represent the lowest price that we and others could be willing to accept. The Valuation Designee generally uses the midpoint of the independent third-party market “bid” and “ask” quotes to determine the value of our portfolio investments but may use another value if the Valuation Designee determines it better represents the investment’s fair value. While market price quotes from third-party pricing sources may be available, the Valuation Designee has the discretion to seek and utilize independent quotes from independent broker dealers to determine the fair value of the applicable portfolio investment. The Valuation Designee may obtain and consider both “bid” and “ask” quotes from either independent third-party vendors or directly from independent brokers.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments could differ significantly from the values that would have been used had a market existed for such investments and could differ materially from the values that could ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly-traded instruments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which such investment had previously been recorded.
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

Revenue Recognition
Our revenue recognition policies are as follows:
Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and we accrete or amortize such amounts over the life of the loan as interest income (“Discount Amortization”). For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we could generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans that are not deemed to be an adjustment to yield and record these fees as fee income when earned. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that is measured at fair value as a component of the “Net change in unrealized appreciation (depreciation) on investment transactions” in our Consolidated Statements of Operations and fluctuations arising from the translation of foreign exchange rates on investments in “Net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies” on the Consolidated Statements of Operations.
Non-accrual Investments: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $0.3 million as of June 30, 2026. As of September 30, 2025, we had no portfolio company loans on non-accrual status. We review all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. As of June 30, 2026, there was one preferred equity security on non-accrual status with a fair value of $0.6 million. There were no preferred equity securities on non-accrual status as of September 30, 2025.

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
Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For both the three and nine months ended June 30, 2026 and 2025, we did not record any U.S. federal excise tax.
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
Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2026 and September 30, 2025, the weighted average floor on loans subject to floating interest rates was 0.70% and 0.75%, respectively. The DB Credit Facility has a floating interest rate provision based on the applicable base rate plus 1.75%. The BNP Credit Facility has a floating interest rate provision based on the applicable base rate plus 1.85%. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. The Class A-1, Class A-2, and Class B 2025 Notes issued in connection with the 2025 Debt Securitization have floating rate interest provisions based on three-month SOFR plus a spread adjustment. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.
Assuming that the unaudited interim Consolidated Statement of Financial Condition as of June 30, 2026 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(52,326)	$(29,939)	$(22,387)
Down 150 basis points	(39,371)	(22,454)	(16,917)
Down 100 basis points	(26,261)	(14,969)	(11,292)
Down 50 basis points	(13,138)	(7,485)	(5,653)
Up 50 basis points	13,143	7,485	5,658
Up 100 basis points	26,286	14,969	11,317
Up 150 basis points	39,429	22,454	16,975
Up 200 basis points	52,571	29,939	22,632

(1)    Assumes applicable three-month base rate as of June 30, 2026, with the exception of SONIA and Prime that utilize the June 30, 2026 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2026, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the 2025 Debt Securitization, DB Credit Facility, BNP Credit Facility and the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.
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

Item 4. Controls and Procedures.
As of June 30, 2026 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
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
Item 1A: Risk Factors.
There have been no material changes during the nine months ended June 30, 2026 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2025.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.
Previously disclosed on Form 8-K filings.
Item 3: Defaults Upon Senior Securities.
None.
Item 4: Mine Safety Disclosures.
None.
Item 5: Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Golub Capital BDC 4, Inc.

Date: August 6, 2026	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2026	By	/s/ Paul Solini
Paul Solini
Chief Accounting Officer
(Principal Accounting Officer)